Form 10-Q
period 2014-09-30
Kimball Electronics, Inc.
filed 2014-11-19
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number    001-36454

KIMBALL ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-2047713
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1600 Royal Street, Jasper, Indiana	47549-1001
(Address of principal executive offices)	(Zip Code)

(812) 634-4000
Registrant’s telephone number, including area code
Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐ No ☒*

*The registrant became subject to the requirements on October 7, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                                       Accelerated filer  ☐
Non-accelerated filer  ☒ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 10, 2014 was 29,143,049 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash	$20,701	$26,260
Receivables, net of allowances of $246 and $352, respectively	135,989	128,425
Inventories	120,604	116,159
Prepaid expenses and other current assets	23,089	20,490
Total current assets	300,383	291,334
Property and Equipment, net of accumulated depreciation of $145,622 and $151,747, respectively	97,898	97,934
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $28,397 and $28,606, respectively	1,844	1,830
Other Assets	14,696	15,068
Total Assets	$417,385	$408,730

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$123,522	$119,853
Accrued expenses	21,549	26,602
Total current liabilities	145,071	146,455
Other long-term liabilities	9,922	9,903
Total Liabilities	154,993	156,358
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,143,000	—	—
Additional paid-in capital	260,104	—
Net Parent investment	—	250,753
Retained earnings	5,391	—
Accumulated other comprehensive income (loss)	(3,103)	1,619
Total Share Owners’ Equity	262,392	252,372
Total Liabilities and Share Owners’ Equity	$417,385	$408,730

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2014	2013
Net Sales	$203,803	$175,637
Cost of Sales	185,900	163,212
Gross Profit	17,903	12,425
Selling and Administrative Expenses	10,116	7,739
Other General Income	—	(5,022)
Restructuring Expense	—	402
Operating Income	7,787	9,306
Other Income (Expense):
Interest income	4	13
Interest expense	(4)	—
Non-operating income (expense), net	(497)	178
Other income (expense), net	(497)	191
Income Before Taxes on Income	7,290	9,497
Provision for Income Taxes	1,899	1,799
Net Income	$5,391	$7,698

Basic and diluted earnings per share (1)	$0.18	$0.26

Basic and diluted average shares outstanding (1)	29,143	29,143
(1) On October 31, 2014, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners in connection with the spin-off of Kimball Electronics. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Kimball Electronics shares outstanding immediately following this transaction.

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,391			$7,698
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,586)	$—	$(5,586)	$3,102	$(81)	$3,021
Postemployment severance actuarial change	107	(40)	67	127	(48)	79
Derivative gain (loss)	2,231	(354)	1,877	(505)	125	(380)
Reclassification to (earnings) loss:
Derivatives	(1,354)	271	(1,083)	350	(63)	287
Amortization of prior service costs	10	(4)	6	10	(4)	6
Amortization of actuarial change	(4)	1	(3)	10	(4)	6
Other comprehensive income (loss)	$(4,596)	$(126)	$(4,722)	$3,094	$(75)	$3,019
Total comprehensive income			$669			$10,717

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$5,391	$7,698
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	4,794	4,491
(Gain) loss on sales of assets	(27)	52
Restructuring	—	311
Deferred income tax and other deferred charges	(743)	282
Deferred tax valuation allowance	—	(529)
Stock-based compensation	1,524	743
Other, net	81	(154)
Change in operating assets and liabilities:
Receivables	(8,834)	5,301
Inventories	(5,615)	(6,390)
Prepaid expenses and other current assets	(1,160)	137
Accounts payable	4,690	(4,698)
Accrued expenses	(4,606)	(1,654)
Net cash (used for) provided by operating activities	(4,505)	5,590
Cash Flows From Investing Activities:
Capital expenditures	(7,677)	(3,856)
Proceeds from sales of assets	95	82
Purchases of capitalized software	(186)	(15)
Other, net	49	187
Net cash used for investing activities	(7,719)	(3,602)
Cash Flows From Financing Activities:
Net transfers from (to) Parent	7,827	(6,080)
Net cash provided by (used for) financing activities	7,827	(6,080)
Effect of Exchange Rate Change on Cash	(1,162)	213
Net Decrease in Cash	(5,559)	(3,879)
Cash at Beginning of Period	26,260	18,424
Cash at End of Period	$20,701	$14,545

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands)

		Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$252,372
Conversion of Net Parent Investment	250,753	(250,753)			—
Net Income			5,391		5,391
Other Comprehensive Income (Loss)				(4,722)	(4,722)
Net Contribution from Parent	9,351				9,351
Amounts at September 30, 2014	$260,104	$—	$5,391	$(3,103)	$262,392

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics”, the “Company”, “we”, “us” or “our”) is a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Kimball Electronics, Inc. was a wholly owned subsidiary of Kimball International, Inc. (“former Parent”) and as of October 31, 2014 became a stand-alone public company upon the completion of a spin-off from former Parent. In conjunction with the spin-off, on October 31, 2014, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes. For additional information regarding the spin-off, see Note 13 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Kimball International, Inc. The Condensed Consolidated Financial Statements reflect the consolidated financial position, results of operations, and cash flows of Kimball Electronics as of and for the three months ended September 30, 2014 and 2013. The financial data presented herein is unaudited and should be read in conjunction with the annual Combined Financial Statements as of and for the year then ended June 30, 2014 and related notes thereto included in our registration statement on Form 10, which the SEC declared effective on October 7, 2014 (“Form 10”). As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
On September 30, 2014, the shares of Kimball Electronics Mexico, S.A. de C.V., a wholly owned subsidiary of former Parent, were contributed in a capital transaction to Kimball Electronics Mexico, Inc., a wholly owned subsidiary of Kimball Electronics, Inc. The financial results for Kimball Electronics Mexico, S.A. de C.V. are included in the Condensed Consolidated Financial Statements herein for all periods presented. Assets and liabilities were recorded at historical costs or carrying value.
The Condensed Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of Kimball Electronics. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, equity or cash flows would have been had Kimball Electronics operated as a stand-alone public company for the periods presented. Note 2 - Related Party Transactions of Notes to Condensed Consolidated Financial Statements provides information regarding direct and indirect cost allocations.

Notes Receivable and Trade Accounts Receivable:
Notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for our limited number of notes receivable.
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Our limited amount of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses.
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2014 and 2013, respectively, we sold, without recourse, $30.8 million and $53.8 million of accounts receivable. Factoring fees were not material.
Other General Income:
Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. The lawsuits alleged that certain suppliers of the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first quarter of fiscal year 2015.
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Foreign Currency/Derivative Gain (Loss)	$(327)	$95
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(93)	170
Other	(77)	(87)
Non-operating income (expense), net	$(497)	$178

Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
In September 2013, the United States Treasury Department and the Internal Revenue Service (IRS) issued final regulations effective for our first quarter of fiscal year 2015, which provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  The regulations as issued did not have a material effect on our condensed consolidated financial statements.
“Emerging Growth Company” Reporting Requirements:
Kimball Electronics qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
Section 107 of the JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
We would cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act;

•	the last day of the fiscal year in which our total annual gross revenues exceed $1 billion;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•
the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

New Accounting Standards:
In June 2014, the Financial Accounting Standards Board (“FASB”) provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for our fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our financial statements.

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective prospectively for disposals or components of our business classified as held for sale during fiscal year 2016. We are currently evaluating the impact of the adoption of this guidance on our financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance became effective prospectively for our first quarter fiscal year 2015 financial statements. The adoption did not have a material effect on our Condensed Consolidated Financial Statements.
Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us approximately $3.0 million and $2.7 million in the three months ended September 30, 2014 and 2013, respectively, for such services and indirect general and corporate overhead expenses. Additionally, former Parent charged us approximately $1.7 million and $1.3 million in the three months ended September 30, 2014 and 2013, respectively, for corporate incentive plan expenses, including stock-based compensation. These costs are primarily included in Selling and Administrative Expenses.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. As an independent public company, we will perform these functions using our own resources or purchased services from third parties, or, for a limited time, former Parent.
Cash Management:
For purposes of the historical Condensed Consolidated Financial Statements, former Parent did not allocate to us the cash and cash equivalents held at former Parent’s corporate level for any of the periods presented. Cash in our Condensed Consolidated Balance Sheets primarily represents cash held by international entities at the local level. In connection with the spin-off, net distributions of cash were made from former Parent to us of approximately $45 million on or around October 31, 2014. We began operations as an independent company with approximately $63 million, including cash held by our foreign facilities.
Former Parent provided centralized treasury functions for us, whereby, former Parent regularly transferred cash both to and from our subsidiaries, as necessary. Intercompany receivables/payables from/to related parties arising from the corporate overhead activity described above were included in Net Parent Investment in the Condensed Consolidated Financial Statements. As of July 1, 2014, Net Parent Investment was converted to Additional Paid-In Capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2014	June 30, 2014
Finished products	$18,765	$18,818
Work-in-process	13,215	12,530
Raw materials	88,624	84,811
Total inventory	$120,604	$116,159

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2014 and 2013, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(5,586)	1,877	—	67	(3,642)
Reclassification to (earnings) loss	—	(1,083)	6	(3)	(1,080)
Net current-period other comprehensive income (loss)	(5,586)	794	6	64	(4,722)
Balance at September 30, 2014	$(661)	$(2,612)	$(29)	$199	$(3,103)

Balance at June 30, 2013	$1,038	$(4,360)	$(59)	$105	$(3,276)
Other comprehensive income (loss) before reclassifications	3,021	(380)	—	79	2,720
Reclassification to (earnings) loss	—	287	6	6	299
Net current-period other comprehensive income (loss)	3,021	(93)	6	85	3,019
Balance at September 30, 2013	$4,059	$(4,453)	$(53)	$190	$(257)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2014	2013
Derivative Gain (Loss) (1)	$206	$(171)	Cost of Sales
	1,148	(179)	Non-operating income (expense), net
	(271)	63	Benefit (Provision) for Income Taxes
	$1,083	$(287)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(7)	$(7)	Cost of Sales
	(3)	(3)	Selling and Administrative Expenses
	4	4	Benefit (Provision) for Income Taxes
	$(6)	$(6)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$3	$(7)	Cost of Sales
	1	(3)	Selling and Administrative Expenses
	(1)	4	Benefit (Provision) for Income Taxes
	$3	$(6)	Net of Tax

Total Reclassifications for the Period	$1,080	$(299)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 9 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Kimball Electronics and certain of its subsidiaries guaranteed former Parent’s obligations under a Parent credit facility. As of September 30, 2014, and June 30, 2014, former Parent had no borrowings under its credit facility, and as a result the potential obligation under this guarantee was not deemed to be material and no liability was recorded. No other guarantees existed which were contingent on the future performance of another entity as of September 30, 2014 and June 30, 2014.
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball Electronics’ failure to pay its obligations to a beneficiary. As of September 30, 2014, we had a maximum financial exposure from unused standby letters of credit totaling $0.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2014 with respect to the standby letters of credit. Former Parent also entered into commercial letters of credit on behalf of Kimball Electronics to facilitate payments to vendors and from customers.

As of October 31, 2014, in connection with the spin-off, Kimball Electronics and former Parent entered into new credit facilities, and Kimball Electronics no longer guarantees former Parent’s obligations under former Parent’s credit facility. For additional information, see Note 13 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which is established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Product Warranty Liability at the beginning of the period	$911	$507
Additions to warranty accrual (including changes in estimates)	51	(241)
Settlements made (in cash or in kind)	(395)	(13)
Product Warranty Liability at the end of the period	$567	$253

Note 6. Fair Value
Kimball Electronics categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than those included in level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2014. There were also no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2014.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk.
Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan (SERP)	1	Market - Quoted market prices within active markets.
Derivative Liabilities: Foreign exchange contracts	2
Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball Electronics’ non-performance risk.

Recurring Fair Value Measurements:
As of September 30, 2014 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: Foreign exchange contracts	$—	$3,336	$3,336
Trading Securities: Mutual funds held in nonqualified SERP	5,338	—	5,338
Total assets at fair value	$5,338	$3,336	$8,674
Liabilities
Derivatives: Foreign exchange contracts	$—	$397	$397
Total liabilities at fair value	$—	$397	$397

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: Foreign exchange contracts	$—	$800	$800
Trading Securities: Mutual funds held in nonqualified SERP	5,260	—	5,260
Total assets at fair value	$5,260	$800	$6,060
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
We had no purchases or sales of Level 3 assets during the three months ended September 30, 2014.
Former Parent’s nonqualified supplemental employee retirement plan (SERP) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball Electronics’ obligation to distribute SERP funds to participants. See Note 8 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
During the three months ended September 30, 2014, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer’s non-performance risk
The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

Note 7. Derivative Instruments
Foreign Exchange Contracts:
We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of business. Our primary means of managing this exposure is to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques do not fully offset currency risk, we use derivative instruments with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes.
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2014, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $28.4 million and to hedge currencies against the Euro in the aggregate notional amount of 45.2 million Euro. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
In limited cases due to unexpected changes in forecasted transactions, cash flow hedges may cease to meet the criteria to be designated as cash flow hedges. Depending on the type of exposure hedged, we may either purchase a derivative contract in the opposite position of the undesignated hedge or may retain the hedge until it matures if the hedge continues to provide an adequate offset in earnings against the currency revaluation impact of foreign currency denominated liabilities.
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately.
Based on fair values as of September 30, 2014, we estimate that $0.7 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2014 and June 30, 2014.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2014	June 30, 2014	Balance Sheet Location	September 30, 2014	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,580	$599	Accrued expenses	$397	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,756	201	Accrued expenses	—	458
Total derivatives		$3,336	$800		$397	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$2,231	$(505)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$206	$(171)
Foreign exchange contracts	Non-operating income (expense)	1,148	(179)
Total		$1,354	$(350)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$924	$(544)
Total		$924	$(544)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$2,278	$(894)

Note 8. Investments
Former Parent maintains a self-directed supplemental employee retirement plan (SERP) in which Kimball Electronics’ executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball Electronics recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the three months ended September 30, 2014 and 2013 was, in thousands, $(102) and $154, respectively.

SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2014	June 30, 2014
SERP investments - current asset	$166	$167
SERP investments - other long-term asset	5,172	5,093
Total SERP investments	$5,338	$5,260

SERP obligation - current liability	$166	$167
SERP obligation - other long-term liability	5,172	5,093
Total SERP obligation	$5,338	$5,260

Note 9. Postemployment Benefits
Kimball Electronics employees participated in severance plans sponsored by former Parent. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us or former Parent to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon on employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The benefit obligation for periods prior to the spin-off was determined in total for each of the plans and allocated by the number of Kimball Electronics domestic employees participating in the plans. In conjunction with the spin-off, these plans are being legally separated.
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Service cost	$64	$66
Interest cost	8	10
Amortization of prior service costs	10	10
Amortization of actuarial loss	(4)	10
Net periodic benefit cost	$78	$96
The benefit cost in the above table includes only normal recurring levels of severance activity. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 10. Stock Compensation Plan
During the first three months of fiscal year 2015, the following stock compensation for directors was allocated to Kimball Electronics. All awards were granted under former Parent’s Amended and Restated 2003 Stock Option and Incentive Plan. As of September 30, 2014, all stock compensation awards held by employees of Kimball Electronics were granted by former Parent under various Parent sponsored plans.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value
Unrestricted Shares (Director Compensation) – Class B	1st Quarter	8,147	$16.01
(1)Represents Kimball Electronics’ allocated portion of unrestricted shares which were awarded to non-employee members of former Parent’s Board of Directors as compensation for director’s fees as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.

Note 11. Share Owners’ Equity
Effective October 16, 2014, the Company’s authorized capital was increased to 165 million shares comprised of 15 million preferred shares without par value and 150 million common shares without par value. In addition, 50 thousand common shares outstanding were split into 29.1 million common shares. On October 31, 2014, Kimball International, Inc., the Company’s sole Share Owner, distributed all 29.1 million outstanding shares of Kimball Electronics common stock to Kimball International Share Owners in connection with the spin-off. Upon the spin-off, holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Preferred and common shares were retrospectively restated for the number of Kimball Electronics shares authorized and outstanding immediately following these events.
A stock compensation plan similar to the former Parent plan was created and adopted by the Company’s Board of Directors on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024.
Net Parent Investment in the Condensed Consolidated Financial Statements represents Kimball International’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent Investment was converted to Additional Paid-In Capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.
Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2014	2013
Net Income	$5,391	$7,698
Basic and diluted earnings per share	$0.18	$0.26
Basic and diluted average shares outstanding	29,143	29,143
Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Condensed Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share since no Kimball Electronics stock-based awards were outstanding prior to the spin-off. Diluted earnings per share subsequent to the spin-off will reflect the potential dilution of any Kimball Electronics stock-based awards.
Note 13. Subsequent Events
Spin-off Transaction:
On October 31, 2014, Kimball International, Inc. completed the spin-off of its Electronics Manufacturing Services segment into the separate publicly-traded company Kimball Electronics, Inc. Kimball Electronics is a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets.
In conjunction with the spin-off, on October 31, 2014, Kimball International distributed a stock dividend of 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes.
As part of the spin-off, the Company entered into various agreements with former Parent which provide for the allocation between the Company and former Parent of the assets, liabilities, and obligations, of former Parent and its subsidiaries, and govern the relationship between former Parent and the Company after the spin-off. These agreements became effective on October 31, 2014 and included the following:
Separation and Distribution Agreement:
The Separation and Distribution Agreement, among other things, (1) provides for the transfers of assets and assumptions of liabilities; (2) governs the rights and obligations of the parties regarding the distribution; (3) provides that following the spin-off the Company is responsible for obtaining and maintaining its own insurance coverage; and (4) governs other matters, including, but not limited to access and provision of records, intellectual property, confidentiality, treatment of outstanding guarantees and similar credit support and dispute resolution procedures.
Tax Matters Agreement:
The Tax Matters Agreement governs the Company’s obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The Company will continue to have following the spin-off, joint and several liabilities with former Parent with the Internal Revenue Service and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible.
Employee Matters Agreement:
The Employee Matters Agreement provides (1) that generally the Company has responsibility for its own employees and compensation plans, subject to certain exceptions; (2) that following the spin-off, the Company’s employees will generally participate in various retirement, welfare, and other employee benefit and compensation plans established and maintained by the Company; (3) for the treatment of outstanding equity awards in connection with the spin-off; (4) for the assumption of certain employment related contracts that the Company’s employees originally entered into with former Parent; and (5) the allocation of certain employee liabilities and the cooperation between the Company and former Parent. in sharing employee information.
Transition Services Agreement:
The Transition Services Agreement provides the Company and former Parent will provide to each other specified services on a transitional basis to help ensure an orderly transition following the spin-off. These services include information technology, financial, telecommunications, benefits support services and other specified services. The services will be provided at cost, and are planned to extend for a period of six to eighteen months in most circumstances.
Conversion of Kimball International Performance Share Awards:
Performance Share Awards issued and outstanding to Kimball Electronics employees under the previous Kimball International Incentive Plans will be “equitably” adjusted going forward using a formula based on the volume weighted average price for the five trading days immediately preceding the distribution date for Kimball International Class B Common stock and the five trading days immediately following the distribution date for Kimball Electronics Common stock. Converted awards will retain the same terms and conditions and vesting schedule, issuance dates and expiration dates of the original Kimball International awards.
Cash Distribution:
In connection with the spin-off, net distributions of cash were made by former Parent to us of approximately $45 million on or around October 31, 2014. We began operations as an independent company with approximately $63 million, including cash held by our foreign facilities.
JPMorgan Credit Agreement:
In connection with the spin-off, Kimball Electronics, Inc. entered into a credit agreement dated as of October 31, 2014 and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with JPMorgan Chase Bank National Association, as administrative agent, and other lenders party hereto. The Credit Agreement has a maturity date of October 31, 2019 and allows for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million at the Company’s request, subject to participating banks’ consent.
The revolving credit loans under the Credit Agreement may consist of, at the Company’s election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving credit loans are to be used for general corporate purposes of the Company including acquisitions. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:
•The London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Eurocurrency Loans margin which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•The Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1% per annum above the Adjusted LIBO rate (as defined in the Credit Agreement); or
c.1/2% per annum above the Federal funds rate;
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The Company’s financial covenants under the Credit Agreement require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and
•a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.
Poland Credit Facility:
The Company maintained a foreign credit facility for the Poland operation that allowed for multi-currency borrowings up to 6.0 million Euro equivalent (approximately $7.6 million U.S. dollars at September 30, 2014 exchange rates). The facility could be canceled at anytime by the bank or us. Effective October 31, 2014, the Poland credit facility was canceled by a mutual agreement between the Company and the bank. The Poland facility has not been replaced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics”, the “Company”, “we”, “us” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent”) into two independent publicly-traded companies.
In conjunction with the spin-off, on October 31, 2014, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes.
The Condensed Consolidated Financial Statements presented herein, and discussed below, are derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows of Kimball Electronics.
The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company.
Business Overview
We are a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. Our engineering, manufacturing, and supply chain services utilize common production and support capabilities globally. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
A significant business challenge that we expect to face as we transition from being a part of Kimball International to an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth.  During the past few years, the EMS industry as a whole has experienced slower market growth as compared to pre-recession levels, which has added pressure to an already competitive marketplace.  As a mid-sized player in the EMS market, we can expect to be challenged by the agility and local knowledge of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger global players.
We enjoy a unique market position between these extremes which allows us to compete with the larger “scale” players for high-volume projects, but also maintain our competitive position in the lower volume durable electronics market space.  We expect to continue to effectively operate in this market space after the spin-off.  Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive prices down – while margins can be maintained.  This characteristic of the contract electronics marketplace is expected to continue, which will allow us to effectively compete in the same manner after becoming an independent public company as we did while part of Kimball International.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections for calendar year 2014 (by New Venture Research in the July 2014 MMI publication) are growth of 7% for both calendar year 2014 over 2013 and for calendar year 2015 over 2014. Additionally, in June 2014 the Semiconductor Industry Association (“SIA”) endorsed a forecast for year-over-year semiconductor sales growth of 7% for calendar year 2014 and 3% for calendar year 2015, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.

The automotive end market is benefiting from relative strength in the U.S. and Chinese markets, while demand in Europe is showing signs of improvement.  The industrial market is improving with demand for climate control products increasing. We are seeing demand in the public safety market starting to stabilize. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our performance which is designed to adjust compensation expense as profits change.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Due to the contract and project nature of the EMS industry, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of manufacturing capacity is and will continue to be critical to our success.

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and generally may be canceled by our customers at any time. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our registration statement on Form 10, which the SEC declared effective on October 7, 2014 (“Form 10”).

	Three Months Ended
	September 30
Customer Service Years	2014	2013
10+ Years
% of Net Sales	52%	62%
# of Customers	18	17
5+ to 10 Years
% of Net Sales	35%	30%
# of Customers	25	24
0 to 5 Years
% of Net Sales	13%	8%
# of Customers	25	17
Total
% of Net Sales	100%	100%
# of Customers	68	58

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our registration statement on Form 10.
Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2014	as a % of Net Sales	2013	as a % of Net Sales	% Change
Net Sales	$203.8		$175.6		16%
Gross Profit	$17.9	8.8%	$12.4	7.1%	44%
Selling and Administrative Expenses	$10.1	5.0%	$7.7	4.5%	31%
Operating Income	$7.8	3.8%	$9.3	5.3%	(16)%
Net Income	$5.4		$7.7		(30)%
Open Orders	$181.5		$164.8		10%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2014	2013	% Change
Automotive	$71.2	$63.3	13%
Medical	61.6	49.0	26%
Industrial	53.6	47.8	12%
Public Safety	14.2	12.6	12%
Other	3.2	2.9	11%
Total net sales	$203.8	$175.6	16%

First quarter fiscal year 2015 net sales increased 16% compared to the first quarter of fiscal year 2014. The first quarter increase in net sales was driven by double-digit sales growth to customers in all four of our vertical markets of automotive, medical, industrial control, and public safety. Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily on the strength of the Chinese market. Sales to customers in the medical market improved from both increased demand for existing products and new product awards. Sales to customers in the industrial market increased primarily due to improved sales to existing customers. Sales to customers in the public safety market increased from both increase in demand from existing customers and new product awards.
Open orders were up 10% as of September 30, 2014 compared to September 30, 2013 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.

First quarter 2015 gross profit as a percent of net sales improved 1.7 percentage points when compared to the first quarter of fiscal year 2014. Gross profit as a percent of net sales for our first quarter of fiscal year 2015 was positively impacted by leverage gained on higher revenue and the favorable variance resulting from the prior year first quarter $0.6 million inventory write-down relating to products specific to a former customer.
Selling and administrative expenses in the first quarter ended September 30, 2014 compared to the same period ended September 30, 2013 increased 0.5 of a percentage point as a percent of net sales and increased 31% in absolute dollars primarily due to current year expenses of $1.0 million related to the spin-off, increased profit-based incentive compensation costs, and higher salary expense.
Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income, or $3.1 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during the first three months of fiscal year 2015.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Interest Income	$4	$13
Interest Expense	(4)	—
Foreign Currency/Derivative Gain (Loss)	(327)	95
Gain (Loss) on Supplemental Employee Retirement Plan (“SERP”) Investments	(93)	170
Other	(77)	(87)
Other Income (Expense), net	$(497)	$191
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in selling and administrative expenses, and thus there was no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$(179)	(83.8)%	$4,788	38.5%
Foreign	7,469	23.4%	4,709	(1.0)%
Total	$7,290	26.0%	$9,497	18.9%
The effective tax rate for the first quarter of fiscal year 2015 of 26.0% was unfavorably impacted by the spin-off expenses which are primarily nondeductible in the U.S. and favorably impacted by earnings in foreign jurisdictions which have lower statutory rates than the U.S. The U.S. effective tax rate in the first quarter of fiscal year 2015 of (83.8%) was driven by nondeductible expenses combined with a small pre-tax loss in the U.S. The effective tax rate for the first quarter of fiscal year 2014 of 18.9% was favorably impacted by earnings in foreign jurisdictions which have lower statutory rates than that U.S. and a $0.5 million favorable adjustment to a foreign jurisdiction deferred tax asset valuation allowance. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.

A significant amount of sales to JCI, Philips, and Regal Beloit Corporation accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2014	2013
Johnson Controls, Inc.	7%	18%
Philips	15%	13%
Regal Beloit Corporation	9%	10%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $4.6 million in the first quarter of fiscal year 2015, are expected to continue to decline in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our fiscal year 2014, due to available capacity JCI decided to in-source other programs that are manufactured by us which accounted for approximately $7.1 million in sales in the first quarter of fiscal year 2015. The transition to JCI’s in-sourcing will occur in stages and began in our fourth quarter of fiscal year 2014 with the transition expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. Agreement has been reached with JCI for the end-of-life production, and revenue will be impacted, but much of that volume already has been and is expected to continue to be replaced with new business.
Comparing the balance sheet as of September 30, 2014 to June 30, 2014, the $7.6 million increase in accounts receivable was primarily a result of a delay in payment from one customer due to technology issues, increased sales volumes, and a shift in the payment practices of a couple of our larger customers. Our inventory balance increased $4.4 million primarily to support increased sales volumes. Our accounts payable balance increased $3.7 million primarily on the increased inventory purchases. Our accrued expenses balance decreased $5.1 million primarily due to a significant portion of accrued incentive compensation being paid during the first quarter of fiscal year 2015. A $4.7 million change in accumulated other comprehensive income (loss) was primarily driven by foreign currency translation adjustments.
Liquidity and Capital Resources
Cash & Cash Equivalents
For purposes of the historical Condensed Consolidated Financial Statements, Kimball International, Inc. did not allocate to us the cash and cash equivalents held at the corporate level for any of the periods presented. Cash in our Condensed Consolidated Balance Sheets primarily represent cash held by our international entities at the local level.
Cash Flows
The following table reflects the major categories of cash flows for the first quarter of fiscal years 2015 and 2014.

	Three Months Ended
	September 30
(Amounts in millions)	2014	2013
Net cash (used for) provided by operating activities	$(4,505)	$5,590
Net cash used for investing activities	$(7,719)	$(3,602)
Net cash provided by (used for) financing activities	$7,827	$(6,080)
Cash Flows from Operating Activities
For the first quarter of fiscal year 2015, net cash used by operating activities was $4.5 million and in the first quarter of fiscal year 2014 net cash provided by operating activities was $5.6 million. Changes in working capital used $15.5 million of cash in the first quarter of fiscal year 2015 and $7.3 million in fiscal year 2014.

The $15.5 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2015 was primarily due to fluctuations in our accounts receivable, inventory, accounts payable, and accrued expenses. An increase in accounts receivable used cash of $8.8 million which resulted from a delay in payment from one customer due to technology issues, increased sales volumes, and a shift in the payment practices of a couple of our larger customers. An increase in inventory used cash of $5.6 million primarily to support the increased sales volumes. A decrease in accrued expenses used cash of $4.6 million primarily due to a significant portion of accrued incentive compensation being paid during the first quarter of fiscal year 2015. Partially offsetting these usages was an increase in accounts payable which provided cash of $4.7 million related to the increased inventory purchases.
The $7.3 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2014 was primarily due to fluctuations in our inventory and accounts payable. Accounts receivable decreased primarily due to sales fluctuations partially offsetting the usage in cash from inventory and accounts payable. Inventory increased primarily to support increased future sales volumes. The accounts payable decline was impacted by an early payment to a customer.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the first quarter ended September 30, 2014 and September 30, 2013 was 57.4 days and 56.6 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales.
Cash Flows from Investing Activities
For the first quarter of fiscal year 2015 and 2014, net cash used for investing activities was $7.7 million and $3.6 million, respectively. During the first quarter of fiscal year 2015 and 2014, we reinvested $7.9 million and $3.9 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment.
Cash Flows from Financing Activities
For each period shown in the table above, net cash provided by or used for financing activities primarily represents net transfers from and (to) former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary.
Credit Facilities
Kimball Electronics utilized foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of September 30, 2014, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at September 30, 2014 exchange rates). We maintained a credit facility for our operation in Poland which allowed for multi-currency borrowings up to a 6 million Euro equivalent (approximately $7.6 million at September 30, 2014 exchange rates). We had no borrowings under either of these foreign credit facilities as of September 30, 2014 or June 30, 2014. As of October 31, 2014, the Poland credit facility was canceled by mutual agreement between us and the bank.
In connection with the spin-off, the Company entered into a new U.S. primary credit facility dated as of October 31, 2014 with JPMorgan Chase Bank National Association, as administrative agent, and other lenders party thereto. The credit facility has a maturity date of October 31, 2019 and allows for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million at the Company’s request, subject to participating banks’ consent.
The proceeds of the revolving credit loans are to be used for general corporate purposes of the Company including acquisitions. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.
The Company’s financial covenants under the credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and
•a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand of approximately $63.0 million of cash at the spin-off date, cash generated from operations, and the availability of borrowing under our credit facilities, including the new credit facility entered into as of the spin-off, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The new credit facility will require us to be in compliance with certain debt covenants. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
At September 30, 2014, our foreign operations held cash totaling $20.7 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, the ability of Kimball Electronics to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Fair Value
During the first quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Critical Accounting Policies
Kimball Electronics’ condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations.
Revenue recognition – Kimball Electronics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. We recognize sales net of applicable sales tax.
Allowance for doubtful accounts – Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at September 30, 2014, and June 30, 2014 was $0.1 million and $0.2 million, respectively. This reserve was less than 0.5% of gross trade accounts receivable during the two-year period preceding September 30, 2014.
Excess and obsolete inventory – Inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers.
However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, design changes, or cessation of product lines. When we estimate that the current market value is below cost or determine that future demand is lower than current inventory levels, based on our evaluation of the above factors or other relevant current and projected factors associated with current economic conditions, a reduction in inventory cost to estimated net realizable value will be recorded as expense in Cost of Sales. We recorded expense of $0.6 million for excess and obsolete inventory in the first quarter of fiscal year 2014 related to inventory specific to one customer who went out of business.
Self-insurance reserves – Under policies and programs administered by former Parent, we are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2014 and June 30, 2014, accrued liabilities for self-insurance exposure as allocated to Kimball Electronics by former Parent were $1.7 million and $1.6 million, respectively.
Taxes – Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. During the first quarter of fiscal year 2014, we recognized an income tax benefit of $0.5 million consisting of the release of valuation allowances primarily on our foreign deferred tax assets. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions allocated to us by former Parent, including accrued interest and penalties on those positions, at September 30, 2014, and June 30, 2014, was $1.1 million and $1.0 million, respectively.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, realizing benefits from the spin-off from Kimball International, Inc., adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Form 10.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability over an entire year.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Form 10. There have been no material changes to the risk factors disclosed in our Form 10.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)

10.1*	2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)

10.2*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.9 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014)

10.3*	Form of Long-Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10.3 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014)

10.4*
Form of Assignment and Amendment to Employment Agreement among Kimball Electronics, Inc., Kimball International, Inc. and Executive (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 3, 2014)

10.5*	Form of Employment Agreement between Kimball International, Inc. and Executive (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 3, 2014)

10.6	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)

10.7	Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014)

10.8	Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014)

10.9
Credit Agreement among Kimball Electronics, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
November 19, 2014

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 19, 2014

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)
10.1*	2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)
10.2*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.9 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014)
10.3*	Form of Long-Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10.3 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014)
10.4*
Form of Assignment and Amendment to Employment Agreement among Kimball Electronics, Inc., Kimball International, Inc. and Executive (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 3, 2014)

10.5*	Form of Employment Agreement between Kimball International, Inc. and Executive (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed November 3, 2014)
10.6	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)
10.7	Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014)
10.8	Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.(Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014)
10.9
Credit Agreement among Kimball Electronics, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement