Form 10-Q
period 2014-12-31
Kimball Electronics, Inc.
filed 2015-02-12
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Yes  ☒ No

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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 30, 2015 was 29,171,749 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$61,664	$26,260
Receivables, net of allowances of $285 and $352, respectively	135,787	128,425
Inventories	124,500	116,159
Prepaid expenses and other current assets	20,345	20,490
Total current assets	342,296	291,334
Property and Equipment, net of accumulated depreciation of $151,088 and $151,747, respectively	98,656	97,934
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $24,661 and $28,606, respectively	3,839	1,830
Other Assets	16,408	15,068
Total Assets	$463,763	$408,730

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$126,136	$119,853
Accrued expenses	26,119	26,602
Total current liabilities	152,255	146,455
Other long-term liabilities	9,584	9,903
Total Liabilities	161,839	156,358
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,172,000 and 29,143,000, respectively	—	—
Additional paid-in capital	296,984	—
Net Parent investment	—	250,753
Retained earnings	11,620	—
Accumulated other comprehensive income (loss)	(6,680)	1,619
Total Share Owners’ Equity	301,924	252,372
Total Liabilities and Share Owners’ Equity	$463,763	$408,730

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2014	2013	2014	2013
Net Sales	$207,563	$181,264	$411,366	$356,901
Cost of Sales	189,705	167,327	375,605	330,539
Gross Profit	17,858	13,937	35,761	26,362
Selling and Administrative Expenses	9,161	9,056	19,277	16,795
Other General Income	—	—	—	(5,022)
Restructuring Expense	—	—	—	402
Operating Income	8,697	4,881	16,484	14,187
Other Income (Expense):
Interest income	8	13	12	26
Interest expense	(1)	(1)	(5)	(1)
Non-operating income (expense), net	147	384	(350)	562
Other income (expense), net	154	396	(343)	587
Income Before Taxes on Income	8,851	5,277	16,141	14,774
Provision for Income Taxes	2,622	77	4,521	1,876
Net Income	$6,229	$5,200	$11,620	$12,898

Earnings Per Share of Common Stock:
Basic	$0.21	$0.18	$0.40	$0.44
Diluted	$0.21	$0.18	$0.40	$0.44

Average Number of Shares Outstanding:
Basic	29,162	29,143	29,153	29,143
Diluted	29,294	29,143	29,317	29,143

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,229			$5,200
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,925)	$(16)	$(2,941)	$1,781	$(236)	$1,545
Postemployment severance actuarial change	141	(55)	86	(355)	135	(220)
Derivative gain (loss)	(347)	293	(54)	(393)	57	(336)
Reclassification to (earnings) loss:
Derivatives	(749)	98	(651)	267	(63)	204
Amortization of prior service costs	10	(3)	7	10	(4)	6
Amortization of actuarial change	(41)	17	(24)	64	(24)	40
Other comprehensive income (loss)	$(3,911)	$334	$(3,577)	$1,374	$(135)	$1,239
Total comprehensive income			$2,652			$6,439

	Six Months Ended			Six Months Ended
	December 31, 2014			December 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$11,620			$12,898
Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,511)	$(16)	$(8,527)	$4,883	$(317)	$4,566
Postemployment severance actuarial change	248	(95)	153	(228)	87	(141)
Derivative gain (loss)	1,884	(61)	1,823	(898)	182	(716)
Reclassification to (earnings) loss:
Derivatives	(2,103)	369	(1,734)	617	(126)	491
Amortization of prior service costs	20	(7)	13	20	(8)	12
Amortization of actuarial change	(45)	18	(27)	74	(28)	46
Other comprehensive income (loss)	$(8,507)	$208	$(8,299)	$4,468	$(210)	$4,258
Total comprehensive income			$3,321			$17,156

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2014	2013
Cash Flows From Operating Activities:
Net income	$11,620	$12,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,817	9,009
(Gain) loss on sales of assets	(85)	14
Restructuring	—	311
Deferred income tax and other deferred charges	(713)	(674)
Deferred tax valuation allowance	—	(733)
Stock-based compensation	2,149	1,574
Other, net	73	(217)
Change in operating assets and liabilities:
Receivables	(9,172)	3,543
Inventories	(10,225)	(3,208)
Prepaid expenses and other current assets	(1,722)	(691)
Accounts payable	6,560	(2,251)
Accrued expenses	(4,761)	1,167
Net cash provided by operating activities	3,541	20,742
Cash Flows From Investing Activities:
Capital expenditures	(13,962)	(8,365)
Proceeds from sales of assets	238	134
Purchases of capitalized software	(2,917)	(27)
Other, net	52	379
Net cash used for investing activities	(16,589)	(7,879)
Cash Flows From Financing Activities:
Net transfers from (to) Kimball International, Inc.	50,295	(6,518)
Debt issuance costs	(123)	—
Net cash provided by (used for) financing activities	50,172	(6,518)
Effect of Exchange Rate Change on Cash	(1,720)	274
Net Increase in Cash and Cash Equivalents	35,404	6,619
Cash and Cash Equivalents at Beginning of Period	26,260	18,424
Cash and Cash Equivalents at End of Period	$61,664	$25,043
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$3,235	$2,541
Interest expense	$5	$1

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$252,372
Conversion of net Parent investment	250,753	(250,753)			—
Net income			11,620		11,620
Other comprehensive income (loss)				(8,299)	(8,299)
Net contribution from Parent	45,664				45,664
Issuance of non-restricted stock (29,000 shares)	309				309
Compensation expense related to stock compensation plans	258				258
Amounts at December 31, 2014	$296,984	$—	$11,620	$(6,680)	$301,924

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
Kimball Electronics, Inc. was a wholly owned subsidiary of Kimball International, Inc. (“former Parent” or “Kimball International”) and as of 5:00 p.m. New York time on October 31, 2014 became a stand-alone public company upon the completion of a spin-off from former Parent. In conjunction with the spin-off, on October 31, 2014, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2014 and June 30, 2014, results of operations for the three and six months ended December 31, 2014 and 2013, and cash flows for the six months ended December 31, 2014 and 2013. The financial data presented herein is unaudited and should be read in conjunction with the annual Combined Financial Statements as of and for the year then ended June 30, 2014 and related notes thereto included in our registration statement on Form 10, which the Securities and Exchange Commission (the “SEC”) declared effective on October 7, 2014 (“Form 10”). As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
The Condensed Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, equity, or cash flows would have been had the Company operated as a stand-alone public company for the entirety of the periods presented. Note 2 - Related Party Transactions of Notes to Condensed Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
Cash and Cash Equivalents:
Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts and money market funds. Bank accounts are stated at cost, which approximates fair value, and money market funds are stated at fair value.

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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  In all cases, these arrangements do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2014 and 2013, respectively, we sold, without recourse, $65.1 million and $106.4 million of accounts receivable. Factoring fees were not material.
Other General Income:
Other General Income in the six-month period ended December 31, 2013 included $5.0 million of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. The lawsuits alleged that certain suppliers of the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the three and six months ended December 31, 2014.
Non-operating Income (Expense), net:
The Non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Foreign currency/derivative gain (loss)	$96	$159	$(231)	$254
Gain on supplemental employee retirement plan investments	142	305	49	475
Other	(91)	(80)	(168)	(167)
Non-operating income (expense), net	$147	$384	$(350)	$562

Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
In September 2013, the United States Treasury Department and the Internal Revenue Service (the “IRS”) issued final regulations effective for our first quarter of fiscal year 2015, which provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  The regulations as issued did not have a material effect on our Condensed Consolidated Financial Statements.
“Emerging Growth Company” Reporting Requirements:
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for our fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our financial statements.
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
Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us approximately $1.5 million and $2.7 million in the three months ended December 31, 2014 and 2013, respectively, for such services and indirect general and corporate overhead expenses, and approximately $4.5 million and $5.4 million in the six months ended December 31, 2014 and 2013, respectively. Additionally, former Parent charged us approximately $0.4 million and $1.7 million in the three months ended December 31, 2014 and 2013, respectively, for corporate incentive plan expenses, including stock-based compensation, and approximately $2.1 million and $3.0 million in the six months ended December 31, 2014 and 2013, respectively. These costs are primarily included in Selling and Administrative Expenses and were charged through October 31, 2014, the spin-off date.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. As an independent company, we are performing these functions using our own resources or purchased services from third parties, or, for a limited time, former Parent.
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of December 31, 2014, the Company has recorded a receivable from Kimball International for $1.0 million, of which $0.7 million is a long-term receivable and was recorded in Other Assets on the balance sheet, relating to benefits from federal and state research and development tax credits.
Cash Management:
For purposes of the historical Condensed Consolidated Financial Statements, former Parent did not allocate to us the cash and cash equivalents held at former Parent’s corporate level for the periods presented prior to the spin-off. Cash in our Condensed Consolidated Balance Sheet as of June 30, 2014 primarily represents cash held by international entities at the local level. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014. We began operations as an independent company with approximately $63 million of cash, including cash held by our foreign facilities.

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
Agreements with Kimball International, Inc.:
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
Separation and Distribution Agreement:
The Separation and Distribution Agreement, among other things, (1) provides for the transfers of assets and assumptions of liabilities; (2) governs the rights and obligations of the parties regarding the distribution; (3) provides that following the spin-off the Company is responsible for obtaining and maintaining its own insurance coverage; and (4) governs other matters, including, but not limited to access and provision of records, intellectual property, confidentiality, treatment of outstanding guarantees and similar credit support, and dispute resolution procedures.
Employee Matters Agreement:
The Employee Matters Agreement provides (1) that generally the Company has responsibility for its own employees and compensation plans, subject to certain exceptions; (2) that following the spin-off, the Company’s employees will generally participate in various retirement, welfare, and other employee benefit and compensation plans established and maintained by the Company; (3) for the treatment of outstanding equity awards in connection with the spin-off; (4) for the assumption of certain employment related contracts that the Company’s employees originally entered into with former Parent; and (5) the allocation of certain employee liabilities and the cooperation between the Company and former Parent in sharing employee information.
Transition Services Agreement:
The Transition Services Agreement provides the Company and former Parent will provide to each other specified services on a transitional basis to help ensure an orderly transition following the spin-off. These services include information technology, financial, telecommunications, benefits support services, and other specified services. The services will be provided at cost and are planned to extend for a period of six to eighteen months in most circumstances.
Tax Matters Agreement:
See section entitled “Taxes” above for information on the Tax Matters Agreement.
Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2014	June 30, 2014
Finished products	$19,228	$18,818
Work-in-process	12,202	12,530
Raw materials	93,070	84,811
Total inventory	$124,500	$116,159

Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2014 and 2013, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(8,527)	1,823	—	153	(6,551)
Reclassification to (earnings) loss	—	(1,734)	13	(27)	(1,748)
Net current-period other comprehensive income (loss)	(8,527)	89	13	126	(8,299)
Balance at December 31, 2014	$(3,602)	$(3,317)	$(22)	$261	$(6,680)

Balance at June 30, 2013	$1,038	$(4,360)	$(59)	$105	$(3,276)
Other comprehensive income (loss) before reclassifications	4,566	(716)	—	(141)	3,709
Reclassification to (earnings) loss	—	491	12	46	549
Net current-period other comprehensive income (loss)	4,566	(225)	12	(95)	4,258
Balance at December 31, 2013	$5,604	$(4,585)	$(47)	$10	$982

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Derivative gain (loss) (1)	$173	$(212)	$379	$(383)	Cost of Sales
	576	(55)	1,724	(234)	Non-operating income (expense), net
	(98)	63	(369)	126	Benefit (Provision) for Income Taxes
	$651	$(204)	$1,734	$(491)	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$(6)	$(6)	$(13)	$(13)	Cost of Sales
	(4)	(4)	(7)	(7)	Selling and Administrative Expenses
	3	4	7	8	Benefit (Provision) for Income Taxes
	$(7)	$(6)	$(13)	$(12)	Net of Tax

Amortization of actuarial gain (loss) (2)	$25	$(46)	$28	$(53)	Cost of Sales
	16	(18)	17	(21)	Selling and Administrative Expenses
	(17)	24	(18)	28	Benefit (Provision) for Income Taxes
	$24	$(40)	$27	$(46)	Net of Tax

Total reclassifications for the period	$668	$(250)	$1,748	$(549)	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Prior to the spin-off on October 31, 2014, the Company and certain of its subsidiaries guaranteed former Parent’s obligations under a former Parent credit facility. As of June 30, 2014, former Parent had no borrowings under its credit facility, and as a result, the potential obligation under this guarantee was not deemed to be material and no liability was recorded. As of October 31, 2014, in connection with the spin-off, the Company and former Parent entered into new separate credit facilities, and the Company no longer guarantees former Parent’s obligations under former Parent’s credit facility. No other guarantees existed which were contingent on the future performance of another entity as of December 31, 2014 and June 30, 2014.
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of December 31, 2014, we had a maximum financial exposure from unused standby letters of credit totaling $0.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no

liability has been recorded as of December 31, 2014 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2014	2013
Product warranty liability at the beginning of the period	$911	$507
Additions to warranty accrual (including changes in estimates)	408	(194)
Settlements made (in cash or in kind)	(751)	(39)
Product warranty liability at the end of the period	$568	$274
Note 6. Fair Value
The Company categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2014. There were also no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2014.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash equivalents	1	Market - Quoted market prices.
Derivative assets: foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk.
Trading securities: mutual funds held by nonqualified supplemental employee retirement plan (SERP)	1	Market - Quoted market prices within active markets.
Derivative liabilities: foreign exchange contracts	2
Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball Electronics’ non-performance risk.

Recurring Fair Value Measurements:
As of December 31, 2014 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$44,543	$—	$44,543
Derivatives: foreign exchange contracts	—	3,226	3,226
Trading securities: mutual funds held in nonqualified SERP	5,523	—	5,523
Total assets at fair value	$50,066	$3,226	$53,292
Liabilities
Derivatives: foreign exchange contracts	$—	$1,740	$1,740
Total liabilities at fair value	$—	$1,740	$1,740

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$800	$800
Trading securities: mutual funds held in nonqualified SERP	5,260	—	5,260
Total assets at fair value	$5,260	$800	$6,060
Liabilities
Derivatives: foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
We had no purchases or sales of Level 3 assets during the six months ended December 31, 2014.
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
Non-Recurring Fair Value Measurements:
During the six months ended December 31, 2014, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer’s non-performance risk.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2014, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.0 million and to hedge currencies against the Euro in the aggregate notional amount of 46.1 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately.
Based on fair values as of December 31, 2014, we estimate an immaterial pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2014 and June 30, 2014.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2014	June 30, 2014	Balance Sheet Location	December 31, 2014	June 30, 2014
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,642	$599	Accrued expenses	$1,740	$241

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,584	201	Accrued expenses	—	458
Total derivatives		$3,226	$800		$1,740	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(347)	$(393)	$1,884	$(898)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$173	$(212)	$379	$(383)
Foreign exchange contracts	Non-operating income (expense)	577	(55)	1,725	(234)
Total		$750	$(267)	$2,104	$(617)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(1)	$—	$(1)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$117	$(294)	$1,041	$(838)
Total		$117	$(294)	$1,041	$(838)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$866	$(561)	$3,144	$(1,455)

Note 8. Investments
Prior to the spin-off, former Parent maintained a self-directed supplemental employee retirement plan (SERP) in which the Company’s executive employees were eligible to participate. Subsequent to the spin-off and during the second quarter of fiscal year 2015, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to a Company sponsored SERP. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A

SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the six months ended December 31, 2014 and 2013 was, in thousands, $(156) and $181, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2014	June 30, 2014
SERP investments - current asset	$185	$167
SERP investments - other long-term asset	5,338	5,093
Total SERP investments	$5,523	$5,260

SERP obligation - current liability	$185	$167
SERP obligation - other long-term liability	5,338	5,093
Total SERP obligation	$5,523	$5,260

Note 9. Postemployment Benefits
The Company maintains severance plans for all domestic employees, and prior to the spin-off, the Company’s employees participated in severance plans sponsored by former Parent. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us or former Parent to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon on employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The benefit obligation for periods prior to the spin-off was determined in total for each of the plans and allocated by the number of Kimball Electronics domestic employees participating in the plans. In conjunction with the spin-off, these plans were legally separated and were remeasured. There were no significant changes to the actuarial assumptions used in the remeasurement.
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Service cost	$84	$69	$148	$135
Interest cost	14	9	22	19
Amortization of prior service costs	10	10	20	20
Amortization of actuarial (gain) loss	(41)	64	(45)	74
Net periodic benefit cost	$67	$152	$145	$248
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

On December 2, 2014, Performance Share Awards issued and outstanding to Kimball Electronics employees under the previous Kimball International Incentive Plans were amended, in accordance with the terms of the plans, to provide an equitable adjustment as a result of the spin-off. The awards will be granted in shares of the Company stock instead of Kimball International, Inc. shares under the Kimball Electronics Plan. The amended awards retained the same terms and conditions and vesting schedule, issuance dates, and expiration dates of the original Kimball International awards.
During the first six months of fiscal year 2015, the following stock compensation was awarded to non-employee members of the Company’s Board of Directors as compensation for director’s fees as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. The awards were granted under the Company’s 2014 Stock Option and Incentive Plan.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value
Unrestricted shares (director compensation)	2nd Quarter	28,700	$10.76
(1) Unrestricted shares which were awarded to non-employee members of the Company’s Board of Directors as compensation for director’s fees as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
During the first six months of fiscal year 2015 and prior to the spin-off, former Parent allocated to the Company stock compensation related to unrestricted shares of Kimball International, Inc. Class B common stock awarded to non-employee members of former Parent’s Board of Directors as compensation for director’s fees. The stock compensation allocated to the Company consisted of 8,147 unrestricted shares of Kimball International, Inc. Class B common stock with a grant date fair value of $16.01, and all awards were granted under former Parent’s Amended and Restated 2003 Stock Option and Incentive Plan.
Note 11. Share Owners’ Equity
Effective October 16, 2014, the Company’s authorized capital was increased to 165 million shares comprised of 15 million preferred shares without par value and 150 million common shares without par value. On the same day, 50 thousand common shares outstanding were split into 29.1 million common shares. On October 31, 2014, Kimball International, Inc., the Company’s sole Share Owner, distributed all 29.1 million outstanding shares of Kimball Electronics common stock to Kimball International Share Owners in connection with the spin-off. Upon the spin-off, holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Preferred and common shares were retrospectively restated for the number of Kimball Electronics shares authorized and outstanding immediately following these events.
A stock compensation plan similar to the former Parent plan was created and adopted by the Company’s Board of Directors on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. For additional information, see Note 10 - Stock Compensation Plan of Notes to Condensed Consolidated Financial Statements.
Net Parent investment in the Condensed Consolidated Financial Statements represents former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in capital. During the six months ended December 31, 2014, Net contribution from Parent of $45.7 million included non-cash net transfers to Parent of $4.6 million including net transfers of assets and liabilities and allocation of stock compensation. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Basic and Diluted Earnings Per Share:
Net Income	$6,229	$5,200	$11,620	$12,898
Basic weighted average common shares outstanding	29,162	29,143	29,153	29,143
Dilutive effect of average outstanding performance shares	132	—	164	—
Dilutive weighted average shares outstanding	29,294	29,143	29,317	29,143

Earnings Per Share of Common Stock:
Basic	$0.21	$0.18	$0.40	$0.44
Diluted	$0.21	$0.18	$0.40	$0.44
Basic and diluted earnings per share and the average number of common shares outstanding for the three and six months ended December 31, 2013 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Condensed Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share for the three and six months ended December 31, 2013 since no Kimball Electronics stock-based awards were outstanding prior to the spin-off.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics”, the “Company”, “we”, “us” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent” or “Kimball International”) into two independent publicly-traded companies.
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
The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of Kimball Electronics. Kimball Electronics qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
Prior to the spin-off on October 31, 2014, the Condensed Consolidated Financial Statements presented herein, and discussed below, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services through October 31, 2014, the spin-off date. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company.
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
We enjoy a unique market position between these extremes which allows us to compete with the larger “scale” players for high-volume projects, but also maintain our competitive position in the lower volume durable electronics market space.  We expect to continue to effectively operate in this market space.  Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive prices down over the life of the projects – while margins can be maintained.  This characteristic of the contract electronics marketplace is expected to continue, which will allow us to effectively compete in the same manner as we did prior to becoming an independent company.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections for calendar year 2014 (by New Venture Research in the July 2014 MMI publication) were growth of 7% for both calendar year 2014 over 2013 and for calendar year 2015 over 2014. Additionally, in June 2014 the Semiconductor Industry Association (“SIA”) endorsed a forecast for year-over-year semiconductor sales growth of 7% for calendar year 2014 and 3% for calendar year 2015, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market is benefiting from relative strength in the U.S. and Chinese markets, while demand in Europe is stable.  The industrial market is improving with demand for climate control products increasing. We are seeing demand in the public safety market starting to stabilize and improve. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Due to the contract and project nature of the EMS industry, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of manufacturing capacity is, and will continue to be, critical to our success.

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our registration statement on Form 10, which the SEC declared effective on October 7, 2014 (“Form 10”).

	Six Months Ended
	December 31
Customer Service Years	2014	2013
10+ Years
% of Net Sales	51%	58%
# of Customers	20	19
5+ to 10 Years
% of Net Sales	36%	33%
# of Customers	26	26
0 to 5 Years
% of Net Sales	13%	9%
# of Customers	24	20
Total
% of Net Sales	100%	100%
# of Customers	70	65

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

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

Financial Overview

	At or for the Three Months Ended
	December 31
(Amounts in Millions)	2014	as a % of Net Sales	2013	as a % of Net Sales	% Change
Net Sales	$207.6		$181.3		15%
Gross Profit	$17.9	8.6%	$13.9	7.7%	28%
Selling and Administrative Expenses	$9.2	4.4%	$9.1	5.0%	1%
Operating Income	$8.7	4.2%	$4.9	2.7%	78%
Net Income	$6.2		$5.2		20%
Open Orders	$164.6		$151.3		9%

	For the Six Months Ended
	December 31
(Amounts in Millions)	2014	as a % of Net Sales	2013	as a % of Net Sales	% Change
Net Sales	$411.4		$356.9		15%
Gross Profit	$35.8	8.7%	$26.4	7.4%	36%
Selling and Administrative Expenses	$19.3	4.7%	$16.8	4.7%	15%
Operating Income	$16.5	4.0%	$14.2	4.0%	16%
Net Income	$11.6		$12.9		(10)%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2014	2013	% Change	2014	2013	% Change
Automotive	$73.9	$66.0	12%	$145.1	$129.3	12%
Medical	62.3	49.9	25%	123.9	98.9	25%
Industrial	49.9	50.0	—%	103.5	97.8	6%
Public Safety	16.9	12.4	36%	31.1	25.0	24%
Other	4.6	3.0	56%	7.8	5.9	34%
Total Net Sales	$207.6	$181.3	15%	$411.4	$356.9	15%

Second quarter and year-to-date fiscal year 2015 total net sales increased 15% compared to the second quarter and year-to-date period of fiscal year 2014. The second quarter increase in net sales was driven by double-digit sales growth to customers in the vertical markets of automotive, medical, and public safety. For the six-month period ended December 31, 2014, net sales to customers in all four of our vertical markets increased over the same period of the prior year, with all but the industrial vertical market experiencing double-digit sales growth.
Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily on the strength of the Chinese market. Sales to customers in the medical market improved from both increased demand for existing products and new product awards. Sales to customers in the industrial market remained flat in the second quarter of fiscal year 2015 but increased during the first half of fiscal year 2015 when compared to the first half of fiscal year 2014 primarily due to improved sales to existing customers. Sales to customers in the public safety market were higher from both an increase in demand from existing customers and new product awards.
Open orders were up 9% as of December 31, 2014 compared to December 31, 2013 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Second quarter fiscal year 2015 gross profit as a percent of net sales improved 0.9 of a percentage point when compared to the second quarter of fiscal year 2014 from leverage gained on the higher revenue and cost productivity gained from our continuous improvement activities. Fiscal year-to-date 2015 gross profit as a percent of net sales improved 1.3 percentage points when compared to fiscal year-to-date 2014 due to the positive impact from leverage gained on higher revenue and the favorable variance resulting from the prior fiscal year-to-date $0.6 million inventory write-down relating to products specific to a former customer.
Selling and administrative expenses in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014 decreased 0.6 of a percentage point as a percent of net sales and increased 1% in absolute dollars. Second quarter fiscal year 2015 included expenses of $1.3 million related to the spin-off in addition to higher salary and employee benefit expense compared to the second quarter of fiscal year 2014, which were offset largely by the decline in former Parent non-spin related charges and allocations. The decline in non-spin related charges and allocations from former Parent in the second quarter compared to the same quarter in the prior year was greater than the increase in employee salary and benefit costs resulting from the spin-off. For the first six months of fiscal year 2015, the selling and administrative expenses as a percent of net sales remained flat and increased 15% in absolute dollars compared to the first six months of fiscal year 2014, primarily due to current year expenses of $2.2 million related to the spin-off and higher salary and employee benefit expense.
Other General Income in the six-month period ended December 31, 2013 included $5.0 million of pre-tax income, or $3.1 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during the first three and six months of fiscal year 2015.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Interest income	$8	$13	$12	$26
Interest expense	(1)	(1)	(5)	(1)
Foreign currency/derivative gain (loss)	96	159	(231)	254
Gain on supplemental employee retirement plan (“SERP”) investments	142	305	49	475
Other	(91)	(80)	(168)	(167)
Other income (expense), net	$154	$396	$(343)	$587
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2014		December 31, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$(1,210)	10.9%	$2,986	29.4%
Foreign	17,351	26.8%	11,788	8.5%
Total	$16,141	28.0%	$14,774	12.7%

The effective tax rate for the first half of fiscal year 2015 of 28.0% was unfavorably impacted by the spin-off expenses which are largely nondeductible in the U.S. and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. In December 2014, the United States extended the research and development tax credit retroactively for calendar year 2014 which resulted in a $0.2 million tax benefit for the first six months of fiscal year 2015. The effective tax rate for the first half of fiscal year 2014 of 12.7% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The foreign effective tax rate for the first six months of fiscal year 2014 was favorably impacted by $1.2 million of adjustments related to a decrease in a foreign deferred tax asset valuation allowance and a tax law change in Mexico. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to JCI and Philips accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Johnson Controls, Inc.	5%	14%	6%	16%
Philips	16%	12%	16%	13%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $1.3 million in the second quarter of fiscal year 2015 and approximately $5.9 million in the six months ended December 31, 2014, are expected to continue to decline in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our prior fiscal year, due to available capacity, JCI decided to in-source other programs that are manufactured by us which accounted for approximately $6.3 million in sales in the second quarter of fiscal year 2015 and approximately $13.4 million in the six months ended December 31, 2014. The transition to JCI’s in-sourcing will occur in stages and began in our fourth quarter of fiscal year 2014 with the transition expected to be substantially complete in the third quarter of fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.
Comparing the balance sheet as of December 31, 2014 to June 30, 2014, cash and cash equivalents increased $35.4 million primarily as a result of the net distributions of cash made from former Parent to us of $44.3 million upon the completion of the spin-off. The $7.4 million increase in accounts receivable was primarily a result of increased sales volumes, and our inventory balance increased $8.3 million primarily to support increased production volumes. Our other intangible assets, net of amortization, increased $2.0 million primarily due to purchases of capitalized software required as a result of the spin-off. Our accounts payable balance increased $6.3 million primarily on the increased inventory purchases. An $8.3 million change in Accumulated other comprehensive income (loss) was primarily driven by foreign currency translation adjustments.
Liquidity and Capital Resources
Cash & Cash Equivalents
In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014. For purposes of the historical Condensed Consolidated Financial Statements, Kimball International, Inc. did not allocate to us the cash and cash equivalents held at the corporate level for any of the periods presented prior to the spin-off on October 31, 2014. Cash and cash equivalents in our Condensed Consolidated Balance Sheet at June 30, 2014 primarily represents cash held by our international entities at the local level.

Cash Flows
The following table reflects the major categories of cash flows for the first half of fiscal years 2015 and 2014.

	Six Months Ended
	December 31
(Amounts in thousands)	2014	2013
Net cash provided by operating activities	$3,541	$20,742
Net cash used for investing activities	$(16,589)	$(7,879)
Net cash provided by (used for) financing activities	$50,172	$(6,518)
Cash Flows from Operating Activities
For the first half of fiscal year 2015, net cash provided by operating activities was $3.5 million and in the first half of fiscal year 2014, net cash provided by operating activities was $20.7 million, primarily driven by net income adjusted for non-cash items. Changes in working capital used $19.3 million of cash in the first half of fiscal year 2015 and $1.4 million in fiscal year 2014.
The $19.3 million usage of cash from changes in working capital balances in the first half of fiscal year 2015 was primarily due to fluctuations in our accounts receivable, inventory, accounts payable, and accrued expenses. An increase in accounts receivable used cash of $9.2 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $10.2 million primarily to support increased volumes. A decrease in accrued expenses used cash of $4.8 million primarily due to the accrued incentive compensation being paid during the first half of fiscal year 2015. Partially offsetting these usages was an increase in accounts payable which provided cash of $6.6 million related to the increased inventory purchases.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month period ended December 31, 2014 was 58.4 days compared to 57.7 days for the six-month period ended December 31, 2013. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales.
Cash Flows from Investing Activities
For the first half of fiscal year 2015 and 2014, net cash used for investing activities was $16.6 million and $7.9 million, respectively. During the first half of fiscal year 2015 and 2014, we reinvested $16.9 million and $8.4 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment.
Cash Flows from Financing Activities
For each period shown in the table above, net cash provided by or used for financing activities primarily represents net transfers from and (to) former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
Credit Facilities
In connection with the spin-off, the Company entered into a new U.S. primary credit facility (the “primary facility”) dated as of October 31, 2014 with JPMorgan Chase Bank National Association, as administrative agent, and other lenders party thereto. The credit facility has a maturity date of October 31, 2019 and allows for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million at the Company’s request, subject to participating banks’ consent.
The proceeds of the revolving credit loans are to be used for general corporate purposes of the Company including potential acquisitions. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.
At December 31, 2014, we had no short-term borrowings under the primary facility and $0.1 million in letters of credit against the primary credit facility.

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
We were in compliance with the financial covenants during the period beginning with the commencement of the primary facility through December 31, 2014.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of December 31, 2014, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.7 million at December 31, 2014 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2014 or June 30, 2014. We previously maintained a credit facility for our operation in Poland which allowed for multi-currency borrowings up to a 6 million Euro equivalent, and as of October 31, 2014, the Poland credit facility was canceled by mutual agreement between us and the bank. We had no borrowings under the Poland foreign credit facility at June 30, 2014.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $114.3 million at December 31, 2014.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We intend to invest in an expansion of our manufacturing capacity in Europe beginning in the second half of fiscal year 2015 with a greenfield startup facility in Romania. Operations at the Romania facility is anticipated to begin during the first half of our fiscal year 2016.
At December 31, 2014, our foreign operations held cash totaling $16.9 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Fair Value
During the second quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10.
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
Allowance for doubtful accounts – Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at December 31, 2014, and June 30, 2014 was $0.1 million and $0.2 million, respectively. This reserve was less than 0.5% of gross trade accounts receivable during the two-year period preceding December 31, 2014.
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
Self-insurance reserves – We are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. For the employee health benefits noted above, we remained under the policies and programs administered by former Parent through December 31, 2014, with our own, separate policies and programs implemented on January 1, 2015. The related liabilities for employees of Kimball Electronics transferred to us as part of the spin-off. For auto and general liability and workers’ compensation, we remained under the policies and programs administered by our former Parent until the spin-off occurred.
Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2014, accrued liabilities for self-insurance exposure were $1.0 million. At June 30, 2014, accrued liabilities for self-insurance exposure as allocated to Kimball Electronics by former Parent were $1.6 million.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions allocated to us by former Parent, including accrued interest and penalties on those positions at June 30, 2014 was $1.0 million. At the spin-off date, the liability for the tax provision remained with the former Parent in accordance with the Tax Matters Agreement. At December 31, 2014, we did not have a liability for uncertain income tax and other tax positions.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
Before the spin-off, we relied on certain financial information and resources of Kimball International to manage aspects of our business and to report financial results. In anticipation of the spin-off, several areas of internal control over financial reporting changed. New corporate and oversight functions have been implemented, such as external financial reporting, legal, Board of Directors, and treasury functions. Functions such as tax, accounting, and human resources have also been enhanced to include corporate-level activities previously performed by Kimball International and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Additionally, we entered into a transition services agreement with Kimball International on October 31, 2014, pursuant to which Kimball International agreed to provide us certain information technology, accounting, and other services to facilitate certain accounting and reporting functions for a limited time after the spin-off.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Form 10. There have been no material changes to the risk factors disclosed in our Form 10.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)

10.1*	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
February 12, 2015

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 12, 2015

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)
10.1*	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement