Form 10-Q
period 2015-03-31
Kimball Electronics, Inc.
filed 2015-05-12
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☒ No ☐

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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 4, 2015 was 29,171,749 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$61,670	$26,260
Receivables, net of allowances of $240 and $352, respectively	139,196	128,425
Inventories	122,799	116,159
Prepaid expenses and other current assets	23,488	20,490
Total current assets	347,153	291,334
Property and Equipment, net of accumulated depreciation of $147,842 and $151,747, respectively	94,770	97,934
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $24,759 and $28,606, respectively	4,271	1,830
Other Assets	15,777	15,068
Total Assets	$464,535	$408,730

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$123,537	$119,853
Accrued expenses	27,226	26,602
Total current liabilities	150,763	146,455
Other long-term liabilities	10,117	9,903
Total Liabilities	160,880	156,358
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,172,000 and 29,143,000, respectively	—	—
Additional paid-in capital	297,443	—
Net Parent investment	—	250,753
Retained earnings	18,811	—
Accumulated other comprehensive income (loss)	(12,599)	1,619
Total Share Owners’ Equity	303,655	252,372
Total Liabilities and Share Owners’ Equity	$464,535	$408,730

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2015	2014	2015	2014
Net Sales	$206,858	$185,680	$618,224	$542,581
Cost of Sales	187,905	169,127	563,510	499,666
Gross Profit	18,953	16,553	54,714	42,915
Selling and Administrative Expenses	8,132	9,197	27,409	25,992
Other General Income	—	(666)	—	(5,688)
Restructuring Expense	—	—	—	402
Operating Income	10,821	8,022	27,305	22,209
Other Income (Expense):
Interest income	10	6	22	32
Interest expense	—	(1)	(5)	(2)
Non-operating income (expense), net	(896)	98	(1,246)	660
Other income (expense), net	(886)	103	(1,229)	690
Income Before Taxes on Income	9,935	8,125	26,076	22,899
Provision for Income Taxes	2,744	1,769	7,265	3,645
Net Income	$7,191	$6,356	$18,811	$19,254

Earnings Per Share of Common Stock:
Basic	$0.25	$0.22	$0.65	$0.66
Diluted	$0.25	$0.22	$0.64	$0.66

Average Number of Shares Outstanding:
Basic	29,172	29,143	29,159	29,143
Diluted	29,318	29,143	29,344	29,143

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,191			$6,356
Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,955)	$—	$(7,955)	$54	$(154)	$(100)
Postemployment severance actuarial change	201	(76)	125	128	(48)	80
Derivative gain (loss)	4,537	(761)	3,776	362	(72)	290
Reclassification to (earnings) loss:
Derivatives	(2,155)	312	(1,843)	468	(123)	345
Amortization of prior service costs	6	(2)	4	10	(4)	6
Amortization of actuarial change	(44)	18	(26)	(28)	10	(18)
Other comprehensive income (loss)	$(5,410)	$(509)	$(5,919)	$994	$(391)	$603
Total comprehensive income			$1,272			$6,959

	Nine Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$18,811			$19,254
Other comprehensive income (loss):
Foreign currency translation adjustments	$(16,466)	$(16)	$(16,482)	$4,937	$(471)	$4,466
Postemployment severance actuarial change	449	(171)	278	(100)	39	(61)
Derivative gain (loss)	6,421	(822)	5,599	(536)	110	(426)
Reclassification to (earnings) loss:
Derivatives	(4,258)	681	(3,577)	1,085	(249)	836
Amortization of prior service costs	26	(9)	17	30	(12)	18
Amortization of actuarial change	(89)	36	(53)	46	(18)	28
Other comprehensive income (loss)	$(13,917)	$(301)	$(14,218)	$5,462	$(601)	$4,861
Total comprehensive income			$4,593			$24,115

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2015	2014
Cash Flows From Operating Activities:
Net income	$18,811	$19,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,649	13,259
(Gain) loss on sales of assets	(46)	97
Restructuring	—	311
Deferred income tax and other deferred charges	(1,867)	(1,505)
Deferred tax valuation allowance	—	(1,401)
Stock-based compensation	2,719	2,406
Other, net	193	(164)
Change in operating assets and liabilities:
Receivables	(14,799)	1,797
Inventories	(10,395)	(6,358)
Prepaid expenses and other current assets	(1,698)	(753)
Accounts payable	6,661	1,336
Accrued expenses	(2,978)	4,607
Net cash provided by operating activities	11,250	32,886
Cash Flows From Investing Activities:
Capital expenditures	(19,450)	(13,608)
Proceeds from sales of assets	282	201
Purchases of capitalized software	(3,551)	(295)
Other, net	51	599
Net cash used for investing activities	(22,668)	(13,103)
Cash Flows From Financing Activities:
Net transfers from (to) Kimball International, Inc.	50,295	(842)
Debt issuance costs	(123)	—
Net cash provided by (used for) financing activities	50,172	(842)
Effect of Exchange Rate Change on Cash	(3,344)	271
Net Increase in Cash and Cash Equivalents	35,410	19,212
Cash and Cash Equivalents at Beginning of Period	26,260	18,424
Cash and Cash Equivalents at End of Period	$61,670	$37,636
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$8,223	$3,738
Interest expense	$5	$2

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$252,372
Conversion of net Parent investment	250,753	(250,753)			—
Net income			18,811		18,811
Other comprehensive income (loss)				(14,218)	(14,218)
Net contribution from Parent	45,632				45,632
Issuance of non-restricted stock (29,000 shares)	309				309
Compensation expense related to stock compensation plans	749				749
Amounts at March 31, 2015	$297,443	$—	$18,811	$(12,599)	$303,655

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2015 and June 30, 2014, results of operations for the three and nine months ended March 31, 2015 and 2014, and cash flows for the nine months ended March 31, 2015 and 2014. The financial data presented herein is unaudited and should be read in conjunction with the annual Combined Financial Statements as of and for the year then ended June 30, 2014 and related notes thereto included in our registration statement on Form 10, which the Securities and Exchange Commission (the “SEC”) declared effective on October 7, 2014 (“Form 10”). As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  In all cases, these arrangements do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2015 and 2014, respectively, we sold, without recourse, $100.1 million and $150.4 million of accounts receivable. Factoring fees were not material.
Other General Income:
Other General Income in the three and nine months ended March 31, 2014 included $0.7 million and $5.7 million, respectively, of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. The lawsuits alleged that certain suppliers of the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the three and nine months ended March 31, 2015.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Foreign currency/derivative gain (loss)	$(920)	$114	$(1,151)	$368
Gain on supplemental employee retirement plan investments	154	46	203	521
Other	(130)	(62)	(298)	(229)
Non-operating income (expense), net	$(896)	$98	$(1,246)	$660

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

New Accounting Standards:
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to customers of cloud computing arrangements about whether an arrangement includes a software license. If a software license exists in the arrangement, the guidance requires the software license element of the arrangement to be accounted for consistently with the acquisition of other software licenses by the customer. Otherwise, the customer should account for the arrangement as a service contract. The guidance is effective for our fiscal year 2017 financial statements using either of two acceptable adoption methods: (i) retrospective adoption; or (ii) prospective adoption to all arrangements entered into or materially modified after the effective date. We are currently evaluating the impact of the adoption of this guidance on our financial statements.
In April 2015, the FASB issued guidance on presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In addition, amortization of debt issuance costs must be reported as interest expense. The guidance is effective retrospectively for our fiscal year 2017 financial statements. We are currently evaluating the impact of the adoption of this guidance on our financial statements.
In June 2014, the FASB provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our financial statements.

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
Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $3.2 million for the three months ended March 31, 2014, and for the nine months ended March 31, 2015 and 2014, we were charged approximately $4.5 million and $8.6 million, respectively. Additionally, former Parent charged us approximately $0.6 million for the three months ended March 31, 2014 for corporate incentive plan expenses, including stock-based compensation, and approximately $2.1 million and $3.6 million in the nine months ended March 31, 2015 and 2014, respectively. These costs are primarily included in Selling and Administrative Expenses and were charged through October 31, 2014, the spin-off date.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us through the spin-off date. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company through the spin-off date. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. As an independent company, we are performing these functions using our own resources or purchased services from third parties, or, for a limited time, former Parent.

Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of March 31, 2015, the Company has a receivable from Kimball International recorded for $0.8 million, of which $0.6 million is a long-term receivable and was recorded in Other Assets on the balance sheet, relating to benefits from federal and state research and development tax credits.
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
Tax Matters Agreement:
See section entitled “Taxes” above for information on the Tax Matters Agreement.

Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2015	June 30, 2014
Finished products	$18,366	$18,818
Work-in-process	11,675	12,530
Raw materials	92,758	84,811
Total inventory	$122,799	$116,159

Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(16,482)	5,599	—	278	(10,605)
Reclassification to (earnings) loss	—	(3,577)	17	(53)	(3,613)
Net current-period other comprehensive income (loss)	(16,482)	2,022	17	225	(14,218)
Balance at March 31, 2015	$(11,557)	$(1,384)	$(18)	$360	$(12,599)

Balance at June 30, 2013	$1,038	$(4,360)	$(59)	$105	$(3,276)
Other comprehensive income (loss) before reclassifications	4,466	(426)	—	(61)	3,979
Reclassification to (earnings) loss	—	836	18	28	882
Net current-period other comprehensive income (loss)	4,466	410	18	(33)	4,861
Balance at March 31, 2014	$5,504	$(3,950)	$(41)	$72	$1,585

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Derivative gain (loss) (1)	$285	$(465)	$664	$(848)	Cost of Sales
	1,870	(3)	3,594	(237)	Non-operating income (expense), net
	(312)	123	(681)	249	Benefit (Provision) for Income Taxes
	$1,843	$(345)	$3,577	$(836)	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$(4)	$(8)	$(17)	$(21)	Cost of Sales
	(2)	(2)	(9)	(9)	Selling and Administrative Expenses
	2	4	9	12	Benefit (Provision) for Income Taxes
	$(4)	$(6)	$(17)	$(18)	Net of Tax

Amortization of actuarial gain (loss) (2)	$27	$21	$55	$(32)	Cost of Sales
	17	7	34	(14)	Selling and Administrative Expenses
	(18)	(10)	(36)	18	Benefit (Provision) for Income Taxes
	$26	$18	$53	$(28)	Net of Tax

Total reclassifications for the period	$1,865	$(333)	$3,613	$(882)	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Prior to the spin-off on October 31, 2014, the Company and certain of its subsidiaries guaranteed former Parent’s obligations under a former Parent credit facility. As of June 30, 2014, former Parent had no borrowings under its credit facility, and as a result, the potential obligation under this guarantee was not deemed to be material and no liability was recorded. As of October 31, 2014, in connection with the spin-off, the Company and former Parent entered into new separate credit facilities, and the Company no longer guarantees former Parent’s obligations under former Parent’s credit facility. No other guarantees existed which were contingent on the future performance of another entity as of March 31, 2015 and June 30, 2014.

Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $0.3 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2015 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2015	2014
Product warranty liability at the beginning of the period	$911	$507
Additions to warranty accrual (including changes in estimates)	735	(155)
Settlements made (in cash or in kind)	(756)	(59)
Product warranty liability at the end of the period	$890	$293
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2015.
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

Recurring Fair Value Measurements:
As of March 31, 2015 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$34,950	$—	$34,950
Derivatives: foreign exchange contracts	—	5,678	5,678
Trading securities: mutual funds held in nonqualified SERP	5,733	—	5,733
Total assets at fair value	$40,683	$5,678	$46,361
Liabilities
Derivatives: foreign exchange contracts	$—	$1,309	$1,309
Total liabilities at fair value	$—	$1,309	$1,309

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$800	$800
Trading securities: mutual funds held in nonqualified SERP	5,260	—	5,260
Total assets at fair value	$5,260	$800	$6,060
Liabilities
Derivatives: foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
We had no Level 3 assets during the nine months ended March 31, 2015.
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
Non-Recurring Fair Value Measurements:
During the nine months ended March 31, 2015, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account non-performance risk.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2015, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $31.9 million and to hedge currencies against the Euro in the aggregate notional amount of 46.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2015, we estimate a $0.9 million pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2015 and June 30, 2014.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2015	June 30, 2014	Balance Sheet Location	March 31, 2015	June 30, 2014
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,240	$599	Accrued expenses	$1,306	$241

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	2,438	201	Accrued expenses	3	458
Total derivatives		$5,678	$800		$1,309	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$4,537	$362	$6,421	$(536)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$285	$(465)	$664	$(848)
Foreign exchange contracts	Non-operating income (expense)	1,870	(3)	3,595	(237)
Total		$2,155	$(468)	$4,259	$(1,085)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$(1)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$965	$174	$2,006	$(664)
Total		$965	$174	$2,006	$(664)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$3,120	$(294)	$6,264	$(1,749)

Note 8. Investments
Prior to the spin-off, former Parent maintained a self-directed supplemental employee retirement plan (SERP) in which the Company’s executive employees were eligible to participate. Subsequent to the spin-off and during the second quarter of fiscal year 2015, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to a Company sponsored SERP. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the nine months ended March 31, 2015 and 2014 was, in thousands, $(13) and $219, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2015	June 30, 2014
SERP investments - current asset	$191	$167
SERP investments - other long-term asset	5,542	5,093
Total SERP investments	$5,733	$5,260

SERP obligation - current liability	$191	$167
SERP obligation - other long-term liability	5,542	5,093
Total SERP obligation	$5,733	$5,260

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
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Service cost	$91	$66	$239	$201
Interest cost	14	10	36	29
Amortization of prior service costs	6	10	26	30
Amortization of actuarial (gain) loss	(44)	(28)	(89)	46
Net periodic benefit cost	$67	$58	$212	$306
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
During the first nine months of fiscal year 2015, the following stock compensation was awarded to officers and key employees as well as non-employee members of the Company’s Board of Directors as compensation for director’s fees as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. The awards were granted under the Company’s 2014 Stock Option and Incentive Plan.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (3)
Annual Performance Shares (1)	3rd Quarter	57,379	$13.55

Unrestricted Shares (2)	Quarter Awarded	Shares	Grant Date Fair Value (3)
Unrestricted shares (director compensation)	2nd Quarter	28,700	$10.76
(1) Additional annual performance shares were awarded to bring certain members of the Company's management team and other key employees closer to their market value for total compensation and compensation mix as well as to recognize exceptional performance and contributions during the spin-off. Similar to the annual performance shares awarded in June 2014, payouts will be determined by the bonus percentage computed under the Company's 2014 Profit Sharing Incentive Bonus Plan for fiscal year 2015. The number of shares issued will be less than the maximum shares issuable if the maximum bonus percentages are not achieved. The annual performance shares vest after the end of the Company's fiscal year.
(2) Unrestricted shares which were awarded to non-employee members of the Company’s Board of Directors as compensation for director’s fees as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(3) The grant date fair value of the annual performance shares and the unrestricted shares was based on the stock price at the date of the award.
During the first nine months of fiscal year 2015 and prior to the spin-off, former Parent allocated to the Company stock compensation related to unrestricted shares of Kimball International, Inc. Class B common stock awarded to non-employee members of former Parent’s Board of Directors as compensation for director’s fees. The stock compensation allocated to the Company consisted of 8,147 unrestricted shares of Kimball International, Inc. Class B common stock with a grant date fair value of $16.01, and all awards were granted under former Parent’s Amended and Restated 2003 Stock Option and Incentive Plan.

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
Net Parent investment in the Condensed Consolidated Financial Statements represents former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in capital. During the nine months ended March 31, 2015, Net contribution from Parent of $45.6 million included non-cash net transfers to Parent of $4.7 million including net transfers of assets and liabilities and allocation of stock compensation. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.
Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Basic and Diluted Earnings Per Share:
Net Income	$7,191	$6,356	$18,811	$19,254
Basic weighted average common shares outstanding	29,172	29,143	29,159	29,143
Dilutive effect of average outstanding performance shares	146	—	185	—
Dilutive weighted average shares outstanding	29,318	29,143	29,344	29,143

Earnings Per Share of Common Stock:
Basic	$0.25	$0.22	$0.65	$0.66
Diluted	$0.25	$0.22	$0.64	$0.66
Basic and diluted earnings per share and the average number of common shares outstanding for the three and nine months ended March 31, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Condensed Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share for the three and nine months ended March 31, 2014 since no Kimball Electronics stock-based awards were outstanding prior to the spin-off.

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
A significant business challenge that we face as an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth.  During the past few years, the EMS industry as a whole has experienced slower market growth as compared to pre-recession levels, which has added pressure to an already competitive marketplace.  As a mid-sized player in the EMS market, we can expect to be challenged by the agility and local knowledge of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger global players.
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

The January 2015 edition of the Manufacturing Market Insider published by New Venture Research provided market information for calendar year 2014 as well as the outlook for the coming year. Although official figures were not all available, leading EMS companies showed preliminary revenue growth of approximately 5% in calendar year 2014. The Company experienced revenue growth of approximately 9% during calendar year 2014. The publication noted that growth in the EMS industry has been gradually slowing in the last three years when compared to earlier years. The publication suggested that the worldwide semiconductor capital spending is an indicator for the EMS industry. As noted in the publication, Gartner, a market research company, is projecting flat growth for 2015 and 2016, but 7% or greater growth for 2017 and 2018. The Company does not directly serve the semiconductor market; however, it may be indicative of the end market demand for products utilizing electronic components.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market is benefiting from relative strength in the U.S. and China markets, while demand in Europe is stable.  The industrial market is improving with demand for climate control products increasing. We are seeing demand in the public safety market starting to stabilize and improve. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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

	Nine Months Ended
	March 31
Customer Service Years	2015	2014
10+ Years
% of Net Sales	50%	58%
# of Customers	21	22
5+ to 10 Years
% of Net Sales	36%	33%
# of Customers	27	27
0 to 5 Years
% of Net Sales	14%	9%
# of Customers	28	22
Total
% of Net Sales	100%	100%
# of Customers	76	71

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

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

Financial Overview

	At or for the Three Months Ended
	March 31
(Amounts in Millions)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$206.9		$185.7		11%
Gross Profit	$19.0	9.2%	$16.6	8.9%	14%
Selling and Administrative Expenses	$8.1	4.0%	$9.2	5.0%	(12)%
Other General Income	$—		$0.7
Operating Income	$10.8	5.2%	$8.0	4.3%	35%
Net Income	$7.2		$6.4		13%
Open Orders	$181.1		$170.7		6%

	For the Nine Months Ended
	March 31
(Amounts in Millions)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$618.2		$542.6		14%
Gross Profit	$54.7	8.9%	$42.9	7.9%	27%
Selling and Administrative Expenses	$27.4	4.5%	$26.0	4.7%	5%
Other General Income	$—		$5.7
Operating Income	$27.3	4.4%	$22.2	4.1%	23%
Net Income	$18.8		$19.3		(2)%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Automotive	$74.9	$72.1	4%	$220.0	$201.4	9%
Medical	59.7	54.7	9%	183.6	153.6	20%
Industrial	51.6	41.2	25%	155.1	139.0	12%
Public Safety	15.3	13.5	13%	46.3	38.5	20%
Other	5.4	4.2	28%	13.2	10.1	31%
Total Net Sales	$206.9	$185.7	11%	$618.2	$542.6	14%

Third quarter and year-to-date fiscal year 2015 total net sales increased 11% and 14% compared to the third quarter and year-to-date period of fiscal year 2014, respectively. The current fiscal year third quarter increase in net sales over the prior fiscal year third quarter was driven by sales growth to customers in all four of our vertical markets, with the industrial and public safety vertical markets experiencing double-digit growth. For the nine-month period ended March 31, 2015, net sales to customers in all four of our vertical markets increased over the same period of the prior year, with all but the automotive vertical market experiencing double-digit sales growth.

Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily on the strength of the China market. Sales to customers in the medical market, the industrial market, and the public safety market improved from both increased demand for existing products and new product awards.
Open orders were up 6% as of March 31, 2015 compared to March 31, 2014 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Third quarter fiscal year 2015 gross profit as a percent of net sales improved 0.3 of a percentage point when compared to the third quarter of fiscal year 2014 from leverage gained on the higher revenue and lower incentive compensation costs. Fiscal year-to-date 2015 gross profit as a percent of net sales improved 1.0 percentage point when compared to fiscal year-to-date 2014 due to the positive impact from leverage gained on higher revenue and cost productivity.
Selling and administrative expenses in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 decreased 1.0 percentage point as a percent of net sales and decreased 12% in absolute dollars. Third quarter fiscal year 2015 spin-off expenses of $0.3 million declined $0.5 million from the third quarter fiscal year 2014 spin-off expenses of $0.8 million. In addition, selling and administrative expenses in the third quarter of fiscal year 2014 included non-spin related charges and allocations from former Parent, which included incentive compensation costs. The favorable impact from not having any non-spin related charges and allocations from former Parent to selling and administrative expenses in the third quarter of fiscal year 2015 was greater than the increase in employee salary and benefit costs resulting from the spin-off.
For the first nine months of fiscal year 2015, the selling and administrative expenses as a percent of net sales decreased 0.2 of a percentage point although they increased 5% in absolute dollars compared to the first nine months of fiscal year 2014. Current year-to-date selling and administrative expenses included spin-off expenses of $2.6 million which were $1.8 million higher than the prior year-to-date spin-off expenses of $0.8 million in addition to higher salary and employee benefit expense. The year-to-date increase in salary and employee benefit expense as a result of the spin-off was more than offset by the decline in non-spin related charges and allocations from former Parent, which included incentive compensation costs.
Other General Income in the third quarter and first nine months of fiscal year 2014 included $0.7 million and $5.7 million of pre-tax income, respectively, or $0.4 million and $3.5 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during the three and nine months ended March 31, 2015.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Interest income	$10	$6	$22	$32
Interest expense	—	(1)	(5)	(2)
Foreign currency/derivative gain (loss)	(920)	114	(1,151)	368
Gain on supplemental employee retirement plan (“SERP”) investments	154	46	203	521
Other	(130)	(62)	(298)	(229)
Other income (expense), net	$(886)	$103	$(1,229)	$690
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2015		March 31, 2014
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,102	50.3%	$3,933	31.9%
Foreign	24,974	26.9%	18,966	12.6%
Total	$26,076	27.9%	$22,899	15.9%
The effective tax rate for the nine months of fiscal year 2015 of 27.9% was unfavorably impacted by the spin-off expenses, which are largely nondeductible in the U.S., and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S and adjustments for domestic tax credits. The effective tax rate for the first nine months of fiscal year 2014 of 15.9% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The foreign effective tax rate for the first nine months of fiscal year 2014 was favorably impacted by $1.6 million of adjustments primarily related to decreases in foreign deferred tax asset valuation allowances and a tax law change in Mexico. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to Philips, TRW, and JCI accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Philips	16%	14%	16%	13%
TRW	9%	11%	8%	9%
Johnson Controls, Inc.	2%	11%	4%	14%

The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $0.2 million in the third quarter of fiscal year 2015 and approximately $6.1 million in the nine months ended March 31, 2015, have declined in fiscal year 2015 as certain JCI programs reached end-of-life. In addition, during the second quarter of our prior fiscal year, due to available capacity, JCI decided to in-source other programs that are manufactured by us which accounted for approximately $2.0 million in sales in the third quarter of fiscal year 2015 and approximately $15.4 million in the nine months ended March 31, 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014 with the transition substantially completed in the third quarter of fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.
Comparing the balance sheet as of March 31, 2015 to June 30, 2014, cash and cash equivalents increased $35.4 million primarily as a result of the net distributions of cash made from former Parent to us of $44.3 million upon the completion of the spin-off. The $10.8 million increase in accounts receivable was primarily a result of increased sales volumes, and our inventory balance increased $6.6 million primarily to support increased production volumes. Our accounts payable balance increased $3.7 million primarily on the increased inventory purchases. A $14.2 million change in Accumulated other comprehensive income (loss) was primarily driven by foreign currency translation adjustments.
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

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2015 and 2014.

	Nine Months Ended
	March 31
(Amounts in thousands)	2015	2014
Net cash provided by operating activities	$11,250	$32,886
Net cash used for investing activities	$(22,668)	$(13,103)
Net cash provided by (used for) financing activities	$50,172	$(842)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2015, net cash provided by operating activities was $11.3 million and in the first nine months of fiscal year 2014, net cash provided by operating activities was $32.9 million, primarily driven by net income adjusted for non-cash items. Changes in working capital used $23.2 million of cash in the first nine months of fiscal year 2015 and provided $0.6 million in the first nine months of fiscal year 2014.
The usage of $23.2 million cash from changes in working capital balances in the first nine months of fiscal year 2015 was primarily due to fluctuations in our accounts receivable and inventory. An increase in accounts receivable used cash of $14.8 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $10.4 million primarily to support increased volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $6.7 million primarily related to the increased inventory purchases.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month period ended March 31, 2015 was 58.6 days compared to 57.0 days for the nine-month period ended March 31, 2014. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales.
Cash Flows from Investing Activities
For the first nine months of fiscal year 2015 and 2014, net cash used for investing activities was $22.7 million and $13.1 million, respectively. During the first nine months of fiscal year 2015 and 2014, we reinvested $23.0 million and $13.9 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment.
Cash Flows from Financing Activities
For each period shown in the table above, net cash provided by or used for financing activities primarily represents net transfers from and to former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
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
At March 31, 2015, we had no short-term borrowings under the primary facility and $0.3 million in letters of credit against the primary credit facility.

The Company’s financial covenants under the primary credit facility require:
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
We were in compliance with the financial covenants during the period beginning with the commencement of the primary facility through March 31, 2015.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of March 31, 2015, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at March 31, 2015 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2015 or June 30, 2014. We previously maintained a credit facility for our operation in Poland which allowed for multi-currency borrowings up to a 6 million Euro equivalent, and as of October 31, 2014, the Poland credit facility was canceled by mutual agreement between us and the bank. We had no borrowings under the Poland foreign credit facility at June 30, 2014.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $114.2 million at March 31, 2015.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We intend to invest in an expansion of our manufacturing capacity in Europe beginning this fiscal year 2015 with a greenfield startup facility in Romania, expected to be completed in the first half of our fiscal year 2016. Operations at the Romania facility are anticipated to begin mid-fiscal year 2016.
At March 31, 2015, our capital expenditure commitments were approximately $15 million, consisting primarily of commitments for manufacturing equipment in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At March 31, 2015, our foreign operations held cash totaling $26.0 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, the ability of Kimball Electronics to generate profits, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Fair Value
During the third quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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
Allowance for doubtful accounts – Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at March 31, 2015 and June 30, 2014 was $0.1 million and $0.2 million, respectively. This reserve was less than 0.5% of gross trade accounts receivable during the two-year period preceding March 31, 2015.
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
Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2015, accrued liabilities for self-insurance exposure were $0.8 million. At June 30, 2014, accrued liabilities for self-insurance exposure as allocated to Kimball Electronics by former Parent were $1.6 million.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions allocated to us by former Parent, including accrued interest and penalties on those positions at June 30, 2014 was $1.0 million. At the spin-off date, the liability for the tax provision remained with the former Parent in accordance with the Tax Matters Agreement. At March 31, 2015, the liability for uncertain income tax and other tax positions was less than $0.1 million.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
Before the spin-off on October 31, 2014, we relied on certain financial information and resources of Kimball International to manage aspects of our business and to report financial results. As a result of the spin-off, several areas of internal control over financial reporting changed. New corporate and oversight functions have been implemented, such as external financial reporting, legal, Board of Directors, and treasury functions. Functions such as tax, accounting, and human resources have also been enhanced to include corporate-level activities previously performed by Kimball International and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Additionally, we entered into a transition services agreement with Kimball International on October 31, 2014, pursuant to which Kimball International agreed to provide us certain information technology, accounting, and other services to facilitate certain accounting and reporting functions for a limited time after the spin-off.

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

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)

10.1*	Summary of Director and Named Executive Officer Compensation

10.2*	Form of Annual Performance Share Award Agreement

10.3*	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2015)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
May 12, 2015

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 12, 2015

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014)
10.1*	Summary of Director and Named Executive Officer Compensation
10.2*	Form of Annual Performance Share Award Agreement
10.3*	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2015)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement