Form 10-K
period 2015-06-30
Kimball Electronics, Inc.
filed 2015-08-28
CIK 1606757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number    001-36454

KIMBALL ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-2047713
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1205 Kimball Boulevard, Jasper, Indiana	47546
(Address of principal executive offices)	(Zip Code)
(812) 634-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company  ☐
                                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $343.6 million based on 98.1% of common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 18, 2015 was 29,171,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 21, 2015, are incorporated by reference into Part III.

KIMBALL ELECTRONICS, INC.
FORM 10-K INDEX

PART I
Item 1 - Business

General
As used herein, the terms “Company,” “Kimball Electronics,” “we,” “us,” or “our” refer to Kimball Electronics, Inc., the Registrant, and its subsidiaries. Reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.
Overview
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
Kimball Electronics was incorporated in 1998 and is a global provider of engineering, manufacturing, and supply chain services to customers in the automotive, medical, industrial, and public safety end markets.  We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products.  We believe our customers appreciate our body of knowledge as it relates to the design and manufacture of their products that require durability, reliability, the highest levels of quality control, and regulatory compliance.  We deliver award-winning service from our highly integrated global footprint which is enabled by a common operating system, a standardization strategy, global procedures, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle, making us easy to do business with.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, our track record of quality, financial stability, social responsibility, and commitment to long-term relationships is important to them.
We have been producing safety critical electronic assemblies for our automotive customers for over 30 years.  During this time, we have built up a body of knowledge that has not only proven to be valuable to our automotive customers, but to our medical, industrial, and public safety customers as well.  We have been successful in growing and diversifying our business by leveraging our automotive experience and know-how in the areas of design and process validation, traceability, process and change control, and lean manufacturing to create valuable and innovative solutions for new customers in the medical, industrial, and public safety end market verticals.  We have harmonized our quality systems to be compliant with various important industry certifications and regulatory requirements.  This allows us to take advantage of other strategic points of leverage in the supply chain and within our operations so we can cost-effectively manufacture products for customers from all four of our end market verticals in the same production facility.
Many of our customers are multinational companies that sell their products in multiple regions of the world.  For these customers, it is important for them to be able to leverage their investment in their supply partner relationships such that the same partner provides them with engineering, manufacturing, and supply chain services in multiple regions of the world. It is common for us to manufacture the same product for the same customer in multiple locations.  Our strategy for expanding our global footprint has aligned us with the preferences of the customers in our four end market verticals and has positioned us well to support their global growth initiatives.  Our global systems, procedures, processes, and teamwork combined with our CRM model have allowed us to accomplish this goal for many of our largest customers.
Our global processes and central functions that support component sourcing, procurement, quoting and customer pricing provide commonality and consistency among the various regions in which we operate. We have a central, global purchasing organization that utilizes procurement processes and practices to help secure sources from around the world and to ensure sufficient availability of components and a uniform approach to pricing while leveraging the purchase volume of the entire organization. Customer pricing for all of the products we produce is managed centrally utilizing a standardized quoting model regardless of where our customers request their products to be produced.
Our CRM model combines members of our team from within our manufacturing facilities and members of our business development team who reside remotely and nearer to our customers around the world.  We also have cross functional teams in the areas of quality, operational excellence, quoting and design engineering with representatives from our various locations that provide support to our teams on a global basis. The skill sets of these team members and the clarity in their roles and responsibilities help provide our customers with a strong conduit that is critical to execution and forming a strong relationship.  We have institutionalized a customer scorecard process that provides all levels of our company with valuable feedback that helps us drive the actions for continuous improvement.  Our customer scorecard process has helped us deliver award-winning service and build loyalty with our customers.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. Production occurs in our facilities located in the United States, Mexico, Thailand, China, and Poland.
Our services are sold globally on a contract basis and we produce products to our customers’ specifications.  Our engineering, manufacturing, and supply chain services primarily include:

•	Design services;

•	Rapid prototyping and new product introduction support;

•	Production and testing of printed circuit board assemblies (PCBAs);

•	Industrialization and automation of manufacturing processes;

•	Product design and process validation and qualification;

•	Reliability testing (testing of products under a series of extreme environmental conditions);

•	Assembly, production, and packaging of other related non-electronic products;

•	Supply chain services; and

•	Complete product life cycle management.
We pride ourselves on the fact that we pay close attention to the evolving needs and preferences of our customers.  As we have done in the past, we will continue to look for opportunities to grow and diversify our business by expanding our package of value and our global footprint.
Our Competitive Strengths
Our competitive strengths derive from our experience of producing safety critical electronic assemblies for automotive customers for over 30 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our core strengths include:

•	Our core competency of producing durable electronics;

•	Our body of knowledge as it relates to the design and manufacture of products that require high levels of quality control, reliability, and durability;

•	Our highly integrated, global footprint;

•	Our CRM model and our customer scorecard process;

•	Our ability to provide our customers with valuable input regarding designs for improved manufacturability, reliability, and cost;

•	Our quality systems, industry certifications and regulatory compliance;

•	Our integrated supply chain solutions and competitive bid process resulting in competitive raw material pricing; and

•	Complete product life cycle management.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers. Key elements of executing our strategy include:

•
Expanding Our Global Footprint – continue our strategy with expansion in Europe, Asia, and Americas, including new potential country locations and/or facility expansion as our customer demands dictate; and

•	Expanding Our Package of Value – enhance our core strengths and expand upon our package of value in areas such as complex system assembly, specialized processes, precision metals, and plastics.
Emerging Growth Company Status
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

•
an exemption from the auditor attestation requirement in the assessment of the “emerging growth company’s” internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•
an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	reduced disclosure about the “emerging growth company’s” executive compensation arrangements; and

•	an exemption from the requirements of holding a nonbinding advisory vote on executive compensation and the requirement to obtain Share Owner approval of any golden parachutes not previously approved.
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
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

Our Business Offerings
We offer engineering, manufacturing, and supply chain services to customers in the automotive, medical, industrial, and public safety end markets.  Our services support the complete product life cycle of our customers’ products and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We collaborate with third-party design services companies to bring innovative complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value.  We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the quality and reliability expectations in the electronics manufacturing industry.
We value our customers and their unique needs and expectations.  Our customer focus and dedication to unparalleled excellence in engineering and manufacturing has resulted in proven success in the contract manufacturing industry.   Personal relationships are important to us.  We strive to build long-term global partnerships.  Our commitment to support our customers is backed by our history and demonstrated performance over the past 50 years.
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. All of our business units operate in the electronic manufacturing services industry with engineering, manufacturing, and supply chain services that provide electronic assemblies primarily in automotive, medical, industrial and public safety applications, all to the specifications and designs of our customers. The nature of the products and services, the production process, the type of customers, and the methods used to distribute our products and services, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment. See Item 6 - Selected Financial Data for more information regarding the Company’s financial results.
Locations
As of June 30, 2015, we have six manufacturing facilities with one located in each of Indiana, Florida, Poland, China, Mexico, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. We are investing in an expansion of our manufacturing capacity in Europe with a greenfield startup facility in Timisoara, Romania, which is expected to be completed in the first half of our fiscal year 2016 with operations anticipated to begin mid-fiscal year 2016. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations. Financial information by geographic area for each of the three years in the period ended June 30, 2015 is included in Note 15 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Marketing Channels
Manufacturing, engineering, and supply chain services are marketed by our business development team. We use a CRM model to provide our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.
Major Competitive Factors
Key competitive factors in the electronic manufacturing services (“EMS”) market include competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today’s advanced products and the continuing trend of original equipment manufacturers in the electronics industry subcontracting the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. We continue to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.
We do not believe that we, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for understanding our EMS business other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities and start-up of new programs.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. We do not have a significant share of the EMS market and were ranked the 19th largest global EMS provider for calendar year 2014 by Manufacturing Market Insider in the March 2015 edition.
Seasonality
Sales revenue of our EMS business is generally not affected by seasonality.
Raw Materials
Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. In addition, unforeseen events such as natural disasters can and have disrupted portions of the supply chain. We believe that maintaining close communication with suppliers helps minimize potential disruption in our supply chain.
Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders. We may also purchase additional inventory to support new product introductions and transfers of production between manufacturing facilities.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.

Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2015 were as follows:

	Year Ended June 30
	2015	2014	2013
Automotive	37%	37%	37%
Medical	30%	28%	30%
Industrial	24%	26%	23%
Public Safety	7%	7%	9%
Other	2%	2%	1%
Total	100%	100%	100%
See Note 15 - Geographic Information of Notes to Consolidated Financial Statements for financial information reported by geographic area.
Included in our sales were a significant amount to Johnson Controls, Inc. (“JCI”), Philips, and Regal Beloit Corporation, which accounted for the following portions of net sales:

	Year Ended June 30
	2015	2014	2013
Johnson Controls, Inc.	4%	13%	17%
Philips	15%	12%	14%
Regal Beloit Corporation	9%	9%	10%

The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended — but generally continue for the relevant product’s life cycle which can be difficult to predict at the beginning of a program.  Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory and end-of-life pricing, which reduces the additional costs that we incur when a product purchase agreement is terminated. We continue to focus on diversification of our customer base.
As previously announced, volumes with JCI have declined in the current fiscal year due to certain JCI programs reaching end-of-life and JCI’s decision to in-source other programs. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in sales in fiscal year 2014, have declined in fiscal year 2015 to $6 million as certain JCI programs reached end-of-life. In addition, during the second quarter of our prior fiscal year, due to available capacity, JCI decided to in-source other programs that are manufactured by us, which accounted for approximately $33 million in sales during fiscal year 2014 and approximately $16 million in sales during fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014 and is substantially complete. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was $194.3 million and $178.0 million as of June 30, 2015 and 2014, respectively. Substantially all of the open orders as of June 30, 2015 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process improvements, and information technology initiatives.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2015	2014	2013
Research and Development Costs	$9	$8	$8

Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes which allow us to provide very competitive electronic manufacturing services to our customers. As such, this intellectual property is complex and normally contained within our facilities. The nature of this know-how does not lend itself well to traditional patent protection. In addition, we feel the best protection strategy involves maintaining our intellectual property as trade secrets because there is no disclosure of the information to outside parties, and there is no expiration on the length of protection. For these reasons, we do not own any patents and our only registered trademark is the “Kimball” name as registered in certain categories relating to our electronics manufacturing and design services, which were assigned to us by former Parent.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2017 will not represent a material portion of total capital expenditures during those years.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Employees
As of June 30, 2015, Kimball Electronics employed approximately 4,300 people worldwide, with approximately 800 located in the U.S. and approximately 3,500 located in foreign countries. Our U.S. operations are not subject to collective bargaining arrangements. All of our foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://investors.kimballelectronics.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
Forward-Looking Statements
This document contains certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.
The risk factors discussed in Item 1A - Risk Factors of this report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
At any time when we make forward-looking statements, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

Item 1A - Risk Factors
The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and should be carefully considered. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also affect our business, financial condition, or results of operations. Because of these and other factors, past performance should not be considered an indication of future performance.
Risks Relating to Our Business
Uncertain macroeconomic and industry conditions could adversely impact demand for our products and services and adversely affect operating results.
Market demand for our products and services, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	instability of the global financial markets;

•	uncertainty of worldwide economic conditions;

•	erosion of global consumer confidence;

•	general corporate profitability of Kimball Electronics’ end markets;

•	credit availability to Kimball Electronics’ end markets;

•	demand fluctuations in the industries we currently serve, including automotive, medical, industrial, and public safety;

•	demand for end-user products which include electronic assembly components produced by Kimball Electronics;

•	excess capacity in the industries in which Kimball Electronics competes; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
We must make decisions based on order volumes in order to achieve efficiency in manufacturing capacities.  These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. We must constantly monitor the changing economic landscape and may modify our strategic direction based upon the changing business environment. If we do not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share, and increased operating costs.
We are exposed to the credit risk of our customers that have been adversely affected by the instability of market conditions.
The instability of market conditions drives an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we intensely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability.
Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of Kimball Electronics merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2015, 2014, and 2013. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.
For example, as previously announced, volumes with Johnson Controls, Inc. (“JCI”) have declined in the current fiscal year due to certain JCI programs reaching end-of-life and JCI’s decision to in-source other programs. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in net sales in fiscal year 2014, declined in fiscal year 2015 to $6 million. The reason for such decline in volume is that certain JCI programs have reached end-of-life. In addition, due to its available capacity, JCI decided to in-source programs that have historically been manufactured by Kimball Electronics, which accounted for approximately $33 million in net sales in fiscal year 2014 and approximately $16 million in net sales during fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014 and is substantially complete. Significant declines in the level of purchases by JCI or other key customers or the loss of a significant number of customers, could have a material adverse effect on our business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
We operate in a highly competitive environment and may not be able to compete successfully.
Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. Some of our competitors have greater resources and more geographically diversified international operations than we do. We also face competition from the manufacturing operations of our customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. The competition may further intensify as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates.
In relation to customer pricing pressures, if we cannot achieve the proportionate reductions in costs, profit margins may suffer. The high level of competition in the industry impacts our ability to implement price increases or, in some cases, even maintain prices, which also could lower profit margins. In addition, as end markets dictate, we are continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.
We are an “emerging growth company” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain Share Owner approval of any golden parachute payments not previously approved. Accordingly, the information that we provide Share Owners in this annual report and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.
Additionally, as an “emerging growth company,” we have elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The election to comply with these public company effective dates is irrevocable pursuant to Section 107(b) of the JOBS Act.
We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at competitive prices, in a timely manner, or at all.
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by Kimball Electronics when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain components purchased by Kimball Electronics are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized by Kimball Electronics are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to Kimball Electronics in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Our operating results could be adversely affected by increases in the cost of fuel and other energy sources.
The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability.
We are subject to manufacturing inefficiencies due to startup of new programs, transfer of production, and other factors.
At times, we may experience labor or other manufacturing inefficiencies due to factors such as start-up of new programs, transfers of production among our manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A change in our sales mix among various products could have a negative impact on the gross profit margin.
Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Our future restructuring efforts may not be successful.
We continually evaluate our manufacturing capabilities and capacities in relation to current and anticipated market conditions. If we implement restructuring plans in the future, the successful execution of those restructuring initiatives will be dependent on various factors and may not be accomplished as quickly or effectively as anticipated.
We will face risks commonly encountered with growth through acquisitions.
Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.
We may not be successful in launching start-up operations.
We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
If efforts to start-up new programs are not successful, this could limit sales growth or cause sales to decline.
The start-up of new programs requires the coordination of the design and manufacturing processes. The design and engineering required for certain new programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular program may be delayed or may be less successful than we originally anticipated. Difficulties or delays in starting up new programs or lack of customer acceptance of such programs could limit sales growth or cause sales to decline. We depend on industries that utilize technologically advanced electronic components which often have short life cycles. We must continue to invest in advanced equipment and product development to remain competitive in this area.
Our international operations involve financial and operational risks.
We have operations outside the United States, primarily in China, Thailand, Poland, and Mexico, and we will have a start-up operation in Romania in fiscal year 2016. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including the manner in which multinational companies are taxed in the U.S.; and

•	foreign labor practices.
These risks could have an adverse effect on our financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact our operating results. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitors’ products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.
If customers do not perceive our engineering and manufacturing services to be innovative and of high quality, our reputation could suffer.
We believe that establishing and maintaining a good reputation is critical to our business. Promotion and enhancement of our name will depend on the effectiveness of marketing and advertising efforts and on successfully providing innovative and high quality electronic engineering and manufacturing services. If customers do not perceive our services to be innovative and of high quality, our reputation could suffer, which could have a material adverse effect on our business.
Failure to effectively manage working capital may adversely affect our cash flow from operations.
We closely monitor inventory and receivable efficiencies and continuously strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, shifts in customer payment practices, transfers of production among our manufacturing facilities, or manufacturing delays could adversely affect our cash flow from operations.
We may not be able to achieve maximum utilization of our manufacturing capacity.
Most of our customers do not commit to long-term production schedules and we are unable to forecast the level of customer orders with certainty over a given period of time. As a result, at times it can be difficult for us to schedule production and maximize utilization of our manufacturing capacity. Fluctuations and deferrals of customer orders may have a material adverse effect on our ability to utilize our fixed capacity and thus negatively impact our operating margins.
We could incur losses due to asset impairment.
As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, intangible assets, or goodwill could be impaired at some point in the future depending on changing business conditions. Such impairment could have an adverse impact on our financial position and results of operations.
Fluctuations in our effective tax rate could have a significant impact on our financial position, results of operations, or cash flows.
The mix of pre-tax income or loss among the tax jurisdictions in which we operate that have varying tax rates could impact our effective tax rate. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management’s assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals.

A failure to comply with the financial covenants under the Company’s $50 million credit facility could adversely impact the Company.
Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2015, we had no short-term borrowings under this credit facility and had total cash and cash equivalents of $65.2 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security.
Our business depends on effective information technology systems which also are intended to minimize the risk of a security breach or cybersecurity threat, including the misappropriation of assets or other sensitive information, or data corruption which could cause operational disruption. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards. Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue.
Failure to protect our intellectual property could undermine our competitive position.
We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property.
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs.
We could be notified of a claim regarding intellectual property rights which could lead to Kimball Electronics spending time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.
Our insurance may not adequately protect us from liabilities related to product defects.
We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices. However, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if we have a large number of defective products or if the root cause is disputed.
Our failure to maintain Food and Drug Administration (FDA) registration of one or more of our registered manufacturing facilities could negatively impact our ability to produce products for our customers in the medical industry.
To maintain FDA registration, Kimball Electronics is subject to FDA audits of the manufacturing process. FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows.
We are subject to extensive environmental regulation and significant potential environmental liabilities.
The past and present operation and ownership by Kimball Electronics of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by Kimball

Electronics, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
Our success will continue to depend to a significant extent on our key personnel.
We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any one of these executive officers or other key personnel may have an adverse effect on us.
Our failure to retain the existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business.
Our success is dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers’ changing needs. In addition, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect our business.
Turnover in personnel could cause manufacturing inefficiencies.
The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in additional training and inefficiencies that could impact our operating results.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability.
Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of Kimball Electronics’ products. In addition, any continuing disruption in our computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The requirements of being a public company may strain our resources and distract management.
We are subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have expended and expect to continue to expend management time and resources maintaining documentation and testing internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. As an “emerging growth company,” we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise would have required our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. We cannot predict the outcome of testing in future periods. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or once we are no longer an “emerging growth company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.
Imposition of government regulations may significantly increase our operating costs in the United States and abroad.
Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact the profitability of Kimball Electronics by burdening us with forced cost choices that cannot be recovered by increased pricing. For example:

•
The United States healthcare reform legislation passed in 2010 and upheld by the Supreme Court in 2012 is likely to increase our total healthcare and related administrative expenses as the provisions of the law become effective. Governmental changes or delays to the provisions may likewise drive changes in our implementation plan causing inefficiencies and increasing our implementation costs even further. The changes resulting from this healthcare reform legislation could have a significant impact on our employment practices in the U.S., our financial position, results of operations, or cash flows.

•
International Traffic in Arms Regulations (ITAR) must be followed when producing defense related products for the U.S. government. A breach of these regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

•	Foreign regulations are increasing in many areas such as data privacy, hazardous waste disposal, labor relations, and employment practices.
Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and reduce our sales levels.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (“DRC”) and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted new due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the process to comply with the new SEC rules is cumbersome, the ongoing compliance process is both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products, or supply disruptions if our due diligence process reveals that materials we source originate in the DRC or adjoining countries.
Risks Relating to the Spin-Off
If the distribution does not qualify as a tax-free transaction, tax could be imposed on the Share Owners and former Parent and we may be required to indemnify former Parent for its tax.
In connection with the spin-off, former Parent received (i) a ruling from the Internal Revenue Service (the “IRS”) that the Parent stock unification will not cause Parent to recognize income or gain as a result of the distribution; and (ii) an opinion of Squire Patton Boggs (US) LLP to the effect that the distribution satisfies the requirements to qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Code. However, the validity of both the IRS ruling and the tax opinion is subject to the accuracy of factual representations and assumptions provided by former Parent and us in connection with obtaining the IRS ruling and the tax opinion, including with respect to post-spin-off operations and conduct of the parties. Neither former Parent nor we are aware of any facts or circumstances that would cause these statements or representations to be incomplete or untrue or cause the facts on which the opinion is based to be materially different from the facts at the time of the spin-off. However, if these representations and assumptions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of the business, then we will not be able to rely on the IRS ruling or the tax opinion.
Furthermore, the tax opinion is not binding on the Internal Revenue Service or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) former Parent would be subject to tax as if it sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each Share Owner who received Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances.
Even if the spin-off does qualify as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to former Parent (but not to former Parent Share Owners) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either us or former Parent, representing 50% or more, measured by vote or value, of the then-outstanding stock of either us or former Parent and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% Share Owners and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on both our and former Parent’s business, financial condition, results of operations, or cash flows.
Pursuant to the Tax Matters Agreement entered into in connection with the spin-off, (i) we agreed (a) not to enter into any transaction that could cause any portion of the spin-off to be taxable to former Parent, including under Section 355(e) of the Code; and (b) to indemnify former Parent for any tax liabilities resulting from such transactions; and (ii) former Parent agreed to indemnify us for any tax liabilities resulting from such transactions entered into by former Parent. In addition, under U.S. Treasury regulations, each member of former Parent’s consolidated group at the time of the spin-off (including us and our subsidiaries) is jointly and severally liable for the resulting U.S. federal income tax liability if all or a portion of the spin-off does not qualify as a tax-free transaction, and we have agreed to indemnify former Parent for a portion of certain tax liabilities incurred in connection with the spin-off under certain circumstances. These obligations may discourage, delay, or prevent a change of control of our company.
The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems, and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations, or cash flows.
We do not have a recent operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Annual Report on Form 10-K has been derived from former Parent’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations, and cash flows would have been as a separate, stand-alone entity during the periods presented. Former Parent did not account for us, and we were not operated, as a single stand-alone entity for the periods presented even if we represented an important business segment in former Parent’s historical consolidated financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position, and cash flows will be in the future. For example, following the spin-off, changes have occurred and will occur in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale, and increased costs associated with becoming a public, stand-alone company. While we were profitable as part of former Parent, we cannot assure you that as a stand-alone company our profits will continue at a similar level.
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
As an independent, publicly traded company, we believe that our business will benefit from, among other things, the alignment of our cost structure with our business objectives and improved management incentive tools. However, now that we are separate from former Parent, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of former Parent. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company, including additional revenues as a result of removing certain organizational conflicts of interest as a result of the spin-off, in the time we expect, if at all.
Our customers, prospective customers and suppliers might not be satisfied that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.
Some of our customers, prospective customers, and suppliers may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. If our customers, prospective customers, or suppliers are not satisfied with our financial stability, it could have a material adverse effect on our ability to bid for and obtain or retain projects, our business, financial condition, results of operations, and cash flows.
We may incur greater costs as an independent company than we did when we were a part of former Parent.
As part of former Parent, we took advantage of former Parent’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. We also relied on former Parent to provide various corporate functions. After the spin-off, as a separate, independent entity, we may be unable to obtain these goods, services, and technologies at prices or on terms as favorable to us as those we obtained prior to the distribution. We may also incur costs for functions previously performed by former Parent that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.
We currently share directors with former Parent, which means the overlap may give rise to conflicts.
Certain members of our Board of Directors serve as directors of former Parent, but the overlapping directors do not constitute a majority of our Board members. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting us or former Parent. For example, there could be the potential for a conflict of interest when we or former Parent look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between former Parent and us. Our Board of Directors and the Board of Directors of former Parent will review and address any potential conflict of interests that may arise between former Parent and us. Although no specific measures to resolve such conflicts of interest have been formulated, our Board of Directors and the Board of Directors of former Parent have a fiduciary obligation to deal fairly and in good faith. Our Board of Directors exercises reasonable judgment and takes such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary or appropriate. Any such conflict could have a material adverse effect on our business.
We have limited operating history as an independent company upon which you can evaluate our performance and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.
We previously operated as a business segment of former Parent. We have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology, and telecommunications services, as well as the accounting for many items such as lease accounting and stock-based compensation, income taxes, and intangible assets. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	the changes in customer requirements for our products and services;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, could adversely affect the trading price of our common stock.
Anti-takeover provisions in our organizational documents, the Tax Matters Agreement, and Indiana law could delay or prevent a change in control.
We have adopted the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws. Certain provisions of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws may delay or prevent a merger or acquisition that a Share Owner may consider favorable. For example, the Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue one or more series of preferred stock, prevents Share Owners from acting by written consent, and requires a supermajority Share Owner approval for certain business combinations with related persons. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on potential acquirers.
Under the Tax Matters Agreement entered into in connection with the spin-off, we have agreed not to enter into any transaction involving an acquisition (including issuance) of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution to be taxable to former Parent. We also agreed to indemnify former Parent for any tax resulting from any such transactions. Generally, former Parent will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% Share Owners and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize our business and might discourage, delay, or prevent a change of control of our company.
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2015, we had six manufacturing facilities with one located in each of Indiana, Florida, Mexico, Poland, China, and Thailand. These owned facilities occupy approximately 1,011,000 square feet in aggregate. In addition, we own a 42,000 square-foot office building to house our headquarters located in Jasper, Indiana. Construction of a manufacturing facility in Romania has begun with production to begin in fiscal year 2016 but is not included in the previously mentioned amounts. See Note 15 - Geographic Information of Notes to Consolidated Financial Statements for additional information.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2015. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
The Company holds land leases for our facilities in Thailand and China that expire in fiscal years 2030 and 2056, respectively. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 88 acres of land which includes land where our facilities reside and land where the facility in Romania will reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

Our executive officers as of August 28, 2015 are as follows:

(Age as of August 28, 2015)

Name	Age	Office and Area of Responsibility
Donald D. Charron	51	Chairman of the Board and Chief Executive Officer
Michael K. Sergesketter	55	Vice President, Chief Financial Officer
John H. Kahle	58	Vice President, General Counsel and Secretary
Christopher J. Thyen	52	Vice President, Business Development
Julia A. Dutchess	64	Vice President, Human Resources
Sandy A. Smith	52	Vice President, Information Technology
Janusz F. Kasprzyk	55	Vice President, European Operations
Steven T. Korn	51	Vice President, North American Operations
Roger Chang (Chang Shang Yu)	58	Vice President, Asian Operations

Executive officers are appointed annually by the Board of Directors. The following is a brief description of the business experience during the past five or more years of each of our executive officers.
Mr. Charron is our Chairman of the Board and Chief Executive Officer. Prior to the spin-off, he served as an Executive Vice President of former Parent, a member of the Board of Directors of former Parent, and the President of the Kimball Electronics Group that now comprises Kimball Electronics following the spin-off. Mr. Charron had led the EMS segment of former Parent since joining former Parent in 1999. Mr. Charron’s extensive contract electronics industry experience prior to joining former Parent, as well as his intimate knowledge of former Parent’s EMS operations, provides valuable operational, strategic, and global market insights.
Mr. Sergesketter is our Vice President, Chief Financial Officer. Prior to the spin-off, he served as Vice President, Chief Financial Officer for Kimball Electronics Group that now comprises Kimball Electronics following the spin-off. Mr. Sergesketter had served in this role with former Parent since 1996.
Mr. Kahle is our Vice President, General Counsel and Secretary. Prior to the spin-off, he served as Executive Vice President, General Counsel and Secretary of former Parent. Mr. Kahle had served in this role with former Parent since 2001.
Mr. Thyen is our Vice President, Business Development and has served in this role since 2008.
Ms. Dutchess is our Vice President, Human Resources and has served in this role since 1997.
Ms. Smith is our Vice President, Information Technology and has served in this role since 2004.
Mr. Kasprzyk is our Vice President, European Operations and has served in this current role since 2008.
Mr. Korn is our Vice President, North American Operations and has served in this role since 2007.
Mr. Chang is our Vice President, Asian Operations and has served in this role since 2004.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol: KE.  High and low sales prices by quarter starting November 3, 2014, the date our common stock began trading on a “regular way” basis, as quoted by the NASDAQ system were as follows:

	2015
	High	Low
Quarter ended December 31, 2014 (beginning November 3, 2014)	$13.77	$5.19
Quarter ended March 31, 2015	$14.19	$10.07
Quarter ended June 30, 2015	$17.01	$12.20

The last reported sales price of our common stock on August 18, 2015, as reported by NASDAQ, was $11.65.
Dividends
We have not paid any dividends on our common stock since the spin-off. We do not anticipate paying future dividends at this time.
Share Owners
On August 18, 2015, the Company’s common stock was owned by approximately 1,445 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares during the fourth quarter of fiscal year 2015. We currently do not have a share repurchase program in place.

Performance Graph
The following performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The graph below compares the cumulative total return to Share Owners of the Company’s common stock from November 3, 2014, the first day of trading volume in the Company’s common stock, through June 30, 2015, the last business day of the fiscal year, to the cumulative total return of the NASDAQ Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes: Benchmark Electronics, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on November 3, 2014, the first day of trade volume in Kimball Electronics common stock, and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	11/03/2014	12/31/2014	03/31/2015	06/30/2015
Kimball Electronics, Inc.	$100.00	$166.48	$195.84	$202.08
NASDAQ Stock Market (U.S.)	$100.00	$102.34	$106.22	$108.38
Peer Group Index	$100.00	$102.03	$109.64	$99.49

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements for periods prior to the spin-off, which occurred on October 31, 2014, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. Our historical results of operations, financial position, or cash flows presented in the Consolidated Financial Statements for periods prior to the spin-off may not be indicative of what they would have been had the Company operated as a stand-alone public company for the entirety of the periods presented.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2015	2014	2013	2012	2011
Consolidated Statements of Income Data:
Net Sales	$819,350	$741,530	$703,129	$616,751	$721,419
Net Income (1)	$26,205	$24,613	$21,520	$23,903	$4,404
Earnings Per Share: (2)
Basic	$0.90	$0.84	$0.74	$0.82	$0.15
Diluted	$0.89	$0.84	$0.74	$0.82	$0.15

	As of June 30
(Amounts in Thousands)	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total Assets	$483,257	$408,730	$367,748	$351,912
Long-Term Debt	$—	$—	$—	$—
(1) Fiscal year 2015 net income included $2.4 million ($0.08 per diluted share) of after-tax expense related to the spin-off.
Fiscal year 2014 net income included $0.3 million ($0.01 per diluted share) of after-tax restructuring expenses, $3.5 million ($0.12 per diluted share) of after-tax income resulting from settlements received related to two antitrust class action lawsuits in which the Company was a member, and $2.2 million ($0.08 per diluted share) of after-tax expense related to the spin-off.
Fiscal year 2013 net income included $0.3 million ($0.01 per diluted share) of after-tax restructuring expenses.
Fiscal year 2012 net income included $2.2 million ($0.08 per diluted share) of after-tax restructuring expenses.
Fiscal year 2011 net income included $0.7 million ($0.02 per diluted share) of after-tax restructuring expenses.
(2) Basic and diluted earnings per share for the periods ended prior to the spin-off on October 31, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 10 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” “Kimball,” the “Company,” “we,” “us,” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent” or “Kimball International”) into two independent publicly-traded companies.
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
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of Kimball Electronics. Kimball Electronics qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
Prior to the spin-off on October 31, 2014, the Consolidated Financial Statements presented herein, and discussed below, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services through October 31, 2014, the spin-off date. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company.
Business Overview
We are a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. Our engineering, manufacturing, and supply chain services utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service.
A significant business challenge that we face as an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth.  During the past few years, the EMS industry as a whole has experienced slower market growth as compared to pre-recession levels, which has added pressure to an already competitive marketplace.  As a mid-sized player in the EMS market, we can expect to be challenged by the agility and flexibility of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger global players.
We enjoy a unique market position between these extremes which allows us to compete with the larger “scale” players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space.  We expect to continue to effectively operate in this market space.  Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects.  This characteristic of the contract electronics marketplace is expected to continue, which will allow us to effectively compete in the same manner as we did prior to becoming an independent company.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
The January 2015 edition of the Manufacturing Market Insider published by New Venture Research provided an outlook for the coming year. The publication suggested that the worldwide semiconductor capital spending is an indicator for the EMS industry. As noted in the publication, Gartner, a market research company, is projecting flat growth for 2015 and 2016, but 7% or greater growth for 2017 and 2018. The Company does not directly serve the semiconductor market; however, it may be indicative of the end market demand for products utilizing electronic components. The April 2015 edition of the Manufacturing Market Insider indicated leading EMS companies experienced revenue growth of 5.2% in calendar year 2014, which was higher than the global economy, which grew at a rate of 3.3% in 2014, according to the International Monetary Fund. The Company experienced revenue growth of approximately 9% during calendar year 2014.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from relative strength in the U.S. and China markets, while demand in Europe is stable.  The China automotive market is expected to slow as evidenced by the lowering of the forecasted growth rate for automotive sales in calendar year 2015 by China’s Association of Automobile Manufacturers in July 2015. The industrial market is improving with demand for climate control products increasing. We are seeing demand in the public safety market starting to stabilize and improve. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our performance which results in varying amounts of compensation expense as profits change.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Due to the contract and project nature of the EMS industry, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of manufacturing capacity is, and will continue to be, critical to our success.

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

	Year End
Customer Service Years	2015	2014	2013
10+ Years
% of Net Sales	49%	44%	32%
# of Customers	22	19	14
5+ to 10 Years
% of Net Sales	42%	44%	46%
# of Customers	31	24	18
0 to 5 Years
% of Net Sales	9%	12%	22%
# of Customers	25	28	27
Total
% of Net Sales	100%	100%	100%
# of Customers	78	71	59

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, our ability to fully realize the expected benefits of the completed spin-off, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

Results of Operations - Fiscal Year 2015 Compared with Fiscal Year 2014

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$819.4		$741.5		10%
Gross Profit	$72.4	8.8%	$61.0	8.2%	19%
Selling and Administrative Expenses	$36.1	4.4%	$36.4	4.9%	(1)%
Other General Income	$—		$5.7
Operating Income	$36.4	4.4%	$29.9	4.0%	21%
Net Income	$26.2		$24.6		6%
Diluted Earnings per Share	$0.89		$0.84
Open Orders	$194.3		$178.0		9%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2015	2014	% Change
Automotive	$299.2	$275.5	9%
Medical	241.7	210.1	15%
Industrial	200.0	189.7	5%
Public Safety	61.3	52.8	16%
Other	17.2	13.4	29%
Total Net Sales	$819.4	$741.5	10%
Net sales in fiscal year 2015 increased 10% compared to net sales in fiscal year 2014. The current fiscal year increase in net sales over the prior fiscal year was driven by sales growth to customers in all four of our vertical markets, with the medical and public safety vertical markets experiencing double-digit growth. Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily on the strength of the China market. Sales to customers in the medical market, the industrial market, and the public safety market improved from both increased demand for existing products and new product awards.
Open orders were up 9% as of June 30, 2015 compared to June 30, 2014 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Gross profit as a percent of net sales improved 0.6 of a percentage point to 8.8% in fiscal year 2015 from 8.2% in fiscal year 2014 primarily due to the positive impact from leverage gained on higher revenue and lower incentive compensation costs.
Selling and administrative expenses as a percent of net sales decreased 0.5 of a percentage point and decreased less than 1% in absolute dollars compared to fiscal year 2014. Current fiscal year selling and administrative expenses included spin-off expenses of $2.6 million which were $0.4 million higher than the prior fiscal year spin-off expenses of $2.2 million in addition to higher salary and employee benefit expense. The year-over-year increase in salary and employee benefit expense as a result of the spin-off was more than offset by the decline in charges and allocations not related to the spin-off from former Parent, which included incentive compensation costs.
We recorded no Other General Income during fiscal year 2015. Other General Income in fiscal year 2014 included pre-tax income of $5.7 million resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.

Other income (expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2015	2014
Interest Income	$36	$41
Interest Expense	(11)	(2)
Foreign Currency/Derivative Loss	(1,386)	(127)
Gain on Supplemental Employee Retirement Plan Investment	201	695
Other	(424)	(295)
Other Income (Expense), net	$(1,584)	$312
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income. The Foreign Currency/Derivative Loss resulted from net foreign currency exchange rate movements.
Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	Year Ended June 30, 2015		Year Ended June 30, 2014
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,195	20.0%	$5,412	47.6%
Foreign	$33,576	24.8%	$24,830	12.3%
Total	$34,771	24.6%	$30,242	18.6%
The fiscal year 2015 effective tax rate of 24.6% was unfavorably impacted by the spin-off expenses, which are largely nondeductible in the U.S., and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S and adjustments for domestic tax credits. The effective tax rate for fiscal year 2014 of 18.6% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The fiscal year 2014 U.S. effective tax rate was higher than the U.S. statutory rate as the majority of our expenses related to the spin-off were non-deductible. The fiscal year 2014 foreign effective tax rate benefited from $1.4 million of adjustments related to decreases in foreign deferred tax asset valuation allowances.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 9 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $26.2 million in fiscal year 2015, or $0.89 per diluted share, an increase of 6% from fiscal year 2014 net income of $24.6 million, or $0.84 per diluted share, due to the reasons previously discussed.
A significant amount of sales to Philips and JCI accounted for the following portions of our net sales:

	Year Ended June 30
	2015	2014
Philips	15%	12%
Johnson Controls, Inc.	4%	13%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in fiscal year 2014, declined in fiscal year 2015 to approximately $6 million as certain JCI programs reached end-of-life. In addition, during the second quarter of our prior fiscal year, due to available capacity, JCI decided to in-source other programs that are manufactured by us, which accounted for approximately $33 million in net sales in fiscal year 2014 and approximately $16 million in net sales in fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014 and is substantially complete. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.

Comparing the balance sheet as of June 30, 2015 to June 30, 2014, cash and cash equivalents increased $38.9 million primarily as a result of the net distributions of cash made from former Parent to us of $44.3 million upon the completion of the spin-off. The $11.5 million increase in accounts receivable was primarily a result of increased sales volumes and the mix of sales among customers, and our inventory balance increased $9.0 million primarily to support increased production volumes. Property and Equipment, net of accumulated depreciation, increased $8.8 million on capital expenditures primarily for manufacturing equipment. Our accounts payable balance increased $13.6 million primarily on the increased inventory purchases. A $13.9 million change in Accumulated other comprehensive income (loss) was primarily driven by foreign currency translation adjustments.
Results of Operations - Fiscal Year 2014 Compared with Fiscal Year 2013

	At or For the Year
	Ended June 30
(Amounts in Millions)	2014	as % of Net Sales	2013	as % of Net Sales	% Change
Net Sales	$741.5		$703.1		5%
Gross Profit	$61.0	8.2%	$57.2	8.1%	7%
Selling and Administrative Expenses	$36.4	4.9%	$30.0	4.2%	21%
Other General Income	$5.7		$—
Operating Income	$29.9	4.0%	$26.7	3.8%	12%
Net Income	$24.6		$21.5		14%
Open Orders	$178.0		$174.5		2%
Fiscal year 2014 net sales increased 5% to $741.5 million compared to fiscal year 2013 net sales of $703.1 million. Open orders as of June 30, 2014 were up 2% compared to June 30, 2013, as the expected decline in open orders from JCI was more than offset by increased open orders from other customers.
Net sales by industry were as follows:

	For the Year Ended June 30
(Amounts in Millions)	2014	2013	% Change
Net Sales:
Automotive	$275.5	$257.1	7%
Medical	210.1	210.2	—%
Industrial	189.7	165.7	14%
Public Safety	52.8	61.8	(15)%
Other	13.4	8.3	61%
Total net sales	$741.5	$703.1	5%
Sales in fiscal year 2014 increased to customers in the automotive and industrial industries, declined to customers in the public safety industry, and remained flat to customers in the medical industry compared to fiscal year 2013. Despite the decline in sales to JCI as discussed in further detail below, sales to customers in the automotive market improved primarily due to the strength of the China market. Sales to customers in the industrial market increased primarily due to additional program awards from an existing customer. Sales to customers in the public safety industry decreased as a result of lower spending and delays in ordering by government agencies.
Fiscal year 2014 gross profit as a percent of net sales improved 0.1 percentage point when compared to fiscal year 2013. The impact of a $1.4 million inventory write-down in fiscal year 2013 related to a single customer that went out of business favorably impacted the year-over-year comparison with fiscal year 2014.
Selling and administrative expenses as a percent of net sales increased 0.7 of a percentage point in fiscal year 2014 when compared to fiscal year 2013 and increased 21% in absolute dollars in fiscal year 2014 as compared to fiscal year 2013, primarily due to $2.6 million of increased profit-based incentive compensation costs due to improved earnings and current year expenses related to the spin-off of $2.2 million.

Other General Income in fiscal year 2014 included pre-tax settlements received of $5.7 million related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during fiscal year 2013.
Other Income (Expense) consisted of the following:

	Year Ended
	June 30
(Amounts in Thousands)	2014	2013
Interest Income	$41	$96
Interest Expense	(2)	(9)
Foreign Currency/Derivative Loss	(127)	(39)
Gain on Supplemental Employee Retirement Plan (“SERP”) Investments	695	321
Other	(295)	(321)
Other Income, net	$312	$48
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in selling and administrative expenses, and thus there was no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	At or For the Year Ended
	June 30, 2014		June 30, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$5,412	47.6%	$6,638	27.9%
Foreign	$24,830	12.3%	$20,138	16.9%
Total	$30,242	18.6%	$26,776	19.6%
For fiscal years 2014 and 2013, we determined the provision for income taxes on a separate return basis. The fiscal year 2014 effective tax rate of 18.6% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The fiscal year 2014 U.S. effective tax rate was higher than the U.S. statutory rate as the majority of our expenses related to the spin-off were non-deductible. The fiscal year 2014 foreign effective tax rate benefited from $1.4 million of adjustments related to decreases in foreign deferred tax asset valuation allowances. The fiscal year 2013 effective tax rate of 19.6% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements for more information. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to Johnson Controls, Inc., Philips, and Regal Beloit Corporation accounted for the following portions of our net sales:

	Year Ended June 30
	2014	2013
Johnson Controls, Inc.	13%	17%
Philips	12%	14%
Regal Beloit Corporation	9%	10%

Liquidity and Capital Resources
Working capital at June 30, 2015 was $194.2 million compared to working capital of $144.9 million at June 30, 2014. The increase is largely due to the increase in cash and cash equivalents resulting from the net distributions of cash from former Parent in connection with the spin-off. The current ratio was 2.2 at June 30, 2015 and 2.0 at June 30, 2014.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for fiscal year 2015 of 59.3 days increased compared to the 56.7 days for fiscal year 2014. DSO was 53.1 days for fiscal year 2013. The DSO increase in fiscal year 2015 compared to fiscal year 2014 and the DSO increase in fiscal year 2014 compared to fiscal year 2013 were driven by the mix of sales among customers. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Beginning in the fourth quarter of fiscal year 2015, our China operation, in limited circumstances, has agreed to accept banker’s acceptance drafts as payment for their trade accounts receivable. These drafts, which totaled $4.3 million at June 30, 2015, are reflected in the Receivables line on the Consolidated Balance Sheet. We had no banker’s acceptance drafts at June 30, 2014. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
Our Production Days Supply on Hand (“PDSOH”) of inventory measure for fiscal year 2015 slightly increased to 60.8 days from 59.4 days for fiscal year 2014. PDSOH was 63.3 days for fiscal year 2013. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $125.1 million at June 30, 2015.
Cash & Cash Equivalents
In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014. For purposes of the historical Consolidated Financial Statements, Kimball International, Inc. did not allocate to us the cash and cash equivalents held at the corporate level for any of the periods presented prior to the spin-off on October 31, 2014. Cash and cash equivalents in our Consolidated Balance Sheet at June 30, 2014 primarily represents cash held by our international entities at the local level.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2015, June 30, 2014, and June 30, 2013.

	Year Ended June 30
(Amounts in Millions)	2015	2014	2013
Net cash provided by operating activities	$28.1	$39.3	$40.6
Net cash used for investing activities	$(36.5)	$(20.0)	$(13.8)
Net cash provided by (used for) financing activities	$50.2	$(11.6)	$(30.6)
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal years ended June 30, 2015, June 30, 2014, and June 30, 2013 was primarily driven by net income adjusted for non-cash items. Changes in working capital used $22.5 million, $6.4 million, and $5.7 million of cash for the fiscal years ended June 30, 2015, June 30, 2014, and June 30, 2013, respectively.
The $22.5 million usage of cash from changes in working capital balances in fiscal year 2015 was primarily due to fluctuations in our accounts receivable and inventory. An increase in accounts receivable used cash of $14.7 million which resulted primarily from increased sales volumes and the mix of sales among customers. An increase in inventory used cash of $12.2 million primarily to support increased production volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $13.6 million primarily related to the increased inventory purchases.
The $6.4 million usage of cash from changes in working capital balances in fiscal year 2014 was due to fluctuations in our accounts receivable, inventory, accounts payable, and accrued expenses. A $10.1 million increase in accounts receivable during fiscal year 2014 resulted from the increased sales volumes in addition to a shift in the payment practices of several of our customers, and inventory increased $12.8 million during fiscal year 2014 to support increased production volumes. Partially offsetting these increases were an increase of $9.5 million to accounts payable related to the increased inventory purchases and an increase of $8.1 million to accrued expenses primarily due to higher accrued profit-based incentive compensation.
The $5.7 million usage of cash from changes in working capital balances in fiscal year 2013 was due to fluctuations in our accounts receivable, accounts payable, and accrued expenses. A $24.6 million increase in accounts receivable primarily resulted from higher fiscal year 2013 sales volumes, which drove approximately $16 million of additional accounts receivable as of June 30, 2013, and a shift in the mix of sales at the end of fiscal year 2013 toward customers with longer payment terms, which drove approximately $6 million more accounts receivable as of June 30, 2013. The increased accounts receivable was partially offset by a $12.0 million accounts payable increase primarily resulting from increased production volumes and a $5.9 million increase in accrued expenses due to higher accrued profit-based incentive compensation.
Cash Flows from Investing Activities
For each period shown in the table above, net cash used for investing activities primarily represents cash used for capital investments. During fiscal years 2015, 2014, and 2013, we reinvested $36.9 million, $20.8 million, and $14.5 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment.
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
At June 30, 2015, we had no short-term borrowings under the primary facility and $0.3 million in letters of credit against the primary credit facility.
The Company’s financial covenants under the primary credit facility require:

•
a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.
We were in compliance with the financial covenants during the period beginning with the commencement of the primary facility through June 30, 2015.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of June 30, 2015, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.7 million at June 30, 2015 exchange rates). We had no borrowings outstanding under this foreign credit facility as of June 30, 2015 or June 30, 2014. During fiscal year 2015, we entered into a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of June 30, 2015. These foreign credit facilities can be canceled at any time by either the bank or us. We previously maintained a credit facility for our operation in Poland which allowed for multi-currency borrowings up to a 6 million Euro equivalent, and as of October 31, 2014, the Poland credit facility was canceled by mutual agreement between us and the bank. We had no borrowings under the Poland foreign credit facility at June 30, 2014.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The availability to borrow in USD equivalent under all of our credit facilities totaled $59.9 million at June 30, 2015. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We are investing in an expansion of our manufacturing capacity in Europe that began this fiscal year 2015 with a greenfield startup facility in Romania, which is expected to be complete in the first half of our fiscal year 2016. Operations at the Romania facility are anticipated to begin mid-fiscal year 2016.
At June 30, 2015, our capital expenditure commitments were approximately $11 million, consisting primarily of commitments for our Romania facility and manufacturing equipment in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At June 30, 2015, our foreign operations held cash totaling $35.7 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Fair Value
During fiscal year 2015, no financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2015.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2016	2017-2018	2019-2020	Thereafter
Recorded Contractual Obligations: (a)
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	$9.9	$0.8	$1.2	$1.8	$6.1
Unrecorded Contractual Obligations:
Operating Leases (d)	1.3	0.1	0.2	0.2	0.8
Purchase Obligations (e)	198.7	195.5	3.1	0.1	—
Total	$209.9	$196.4	$4.5	$2.1	$6.9

(a)	As of June 30, 2015, we had no Long-Term Debt Obligations or Capital Lease Obligations.

(b)	The timing of payments of certain items included on the Other Long-Term Liabilities Reflected on the Balance Sheet line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2016 amount includes $0.2 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2016 amount includes $0.3 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2016 amount includes $0.3 million for short-term warranty payments recorded as a current liability.

(c)
Excludes $1.7 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(d)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(e)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2020. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.

Critical Accounting Policies
Kimball Electronics’ Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our Consolidated Financial Statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors and with the Company’s independent registered public accounting firm.
Revenue recognition - Kimball Electronics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of sales. We recognize sales net of applicable sales tax.
Sales returns and allowances - Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At June 30, 2015 and June 30, 2014, the reserve for returns and allowances was $0.3 million and $0.4 million, respectively. This reserve was less than 0.5% of gross trade receivables during fiscal years 2015 and 2014.
Excess and obsolete inventory - Inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers.
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
Self-insurance reserves - We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. For the employee health benefits noted above, we remained under the policies and programs administered by former Parent through December 31, 2014, with our own, separate policies and programs implemented on January 1, 2015. The related liabilities for employees of Kimball Electronics transferred to us as part of the spin-off. For auto and general liability and workers’ compensation, we remained under the policies and programs administered by our former Parent until the spin-off occurred.
Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2015, accrued liabilities for self-insurance exposure were $0.7 million. At June 30, 2014, accrued liabilities for self-insurance exposure as allocated to Kimball Electronics by former Parent were $1.6 million.
Taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions allocated to us by former Parent, including accrued interest and penalties on those positions at June 30, 2014 was $1.0 million. At the spin-off date, the liability for the tax provision remained with the former Parent in accordance with the Tax Matters Agreement. At June 30, 2015, the liability for uncertain income tax and other tax positions was less than $0.1 million.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2015 and 2014 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of
Kimball Electronics, Inc.
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 28, 2015

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$65,180	$26,260
Receivables, net of allowances of $236 and $352, respectively	139,892	128,425
Inventories	125,198	116,159
Prepaid expenses and other current assets	23,922	20,490
Total current assets	354,192	291,334
Property and Equipment, net of accumulated depreciation of $151,504 and $151,747, respectively	106,779	97,934
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $24,952 and $28,606, respectively	4,509	1,830
Other Assets	15,213	15,068
Total Assets	$483,257	$408,730

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$133,409	$119,853
Accrued expenses	26,545	26,602
Total current liabilities	159,954	146,455
Other long-term liabilities	10,854	9,903
Total Liabilities	170,808	156,358
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,172,000 and 29,143,000, respectively	—	—
Additional paid-in capital	298,491	—
Net Parent investment	—	250,753
Retained earnings	26,205	—
Accumulated other comprehensive income (loss)	(12,247)	1,619
Total Share Owners’ Equity	312,449	252,372
Total Liabilities and Share Owners’ Equity	$483,257	$408,730
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2015	2014	2013
Net Sales	$819,350	$741,530	$703,129
Cost of Sales	746,927	680,534	645,974
Gross Profit	72,423	60,996	57,155
Selling and Administrative Expenses	36,068	36,352	30,011
Other General Income	—	(5,688)	—
Restructuring Expense	—	402	416
Operating Income	36,355	29,930	26,728
Other Income (Expense):
Interest income	36	41	96
Interest expense	(11)	(2)	(9)
Non-operating income	227	722	362
Non-operating expense	(1,836)	(449)	(401)
Other income (expense), net	(1,584)	312	48
Income Before Taxes on Income	34,771	30,242	26,776
Provision for Income Taxes	8,566	5,629	5,256
Net Income	$26,205	$24,613	$21,520

Earnings Per Share of Common Stock:
Basic	$0.90	$0.84	$0.74
Diluted	$0.89	$0.84	$0.74

Average Number of Shares Outstanding:
Basic	29,162	29,143	29,143
Diluted	29,388	29,143	29,143
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2015			Year Ended June 30, 2014			Year Ended June 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$26,205			$24,613			$21,520
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(14,022)	$(16)	$(14,038)	$4,358	$(471)	$3,887	$1,952	$(121)	$1,831
Postemployment severance actuarial change	638	(244)	394	(6)	4	(2)	28	(9)	19
Derivative gain (loss)	3,806	(227)	3,579	73	(29)	44	1,206	(357)	849
Reclassification to (earnings) loss:
Derivatives	(4,307)	577	(3,730)	1,187	(277)	910	(2,136)	561	(1,575)
Amortization of prior service costs	28	(11)	17	40	(16)	24	40	(15)	25
Amortization of actuarial change	(146)	58	(88)	53	(21)	32	37	(15)	22
Other Comprehensive Income (Loss)	$(14,003)	$137	$(13,866)	$5,705	$(810)	$4,895	$1,127	$44	$1,171
Total Comprehensive Income			$12,339			$29,508			$22,691

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$26,205	$24,613	$21,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,607	17,889	17,447
(Gain) loss on sales of assets	(33)	10	(89)
Restructuring	—	311	188
Deferred income tax and other deferred charges	1,100	1,246	3,729
Deferred tax valuation allowance	(92)	(1,521)	388
Stock-based compensation	3,506	3,298	2,397
Other, net	276	(183)	671
Change in operating assets and liabilities:
Receivables	(14,731)	(10,076)	(24,589)
Inventories	(12,192)	(12,783)	1,462
Prepaid expenses and other current assets	(4,640)	(1,073)	(395)
Accounts payable	13,641	9,486	11,981
Accrued expenses	(4,583)	8,089	5,854
Net cash provided by operating activities	28,064	39,306	40,564
Cash Flows From Investing Activities:
Capital expenditures	(33,042)	(20,404)	(13,861)
Proceeds from sales of assets	310	254	316
Purchases of capitalized software	(3,851)	(378)	(629)
Other, net	67	537	393
Net cash used for investing activities	(36,516)	(19,991)	(13,781)
Cash Flows From Financing Activities:
Net transfers from (to) Kimball International, Inc.	50,295	(11,620)	(30,617)
Debt issuance costs	(123)	—	—
Net cash provided by (used for) financing activities	50,172	(11,620)	(30,617)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(2,800)	141	283
Net Increase (Decrease) in Cash and Cash Equivalents	38,920	7,836	(3,551)
Cash and Cash Equivalents at Beginning of Year	26,260	18,424	21,975
Cash and Cash Equivalents at End of Year	$65,180	$26,260	$18,424
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share Owners’ Equity

Amounts at June 30, 2012	$—	$241,162	$—	$(4,447)	$236,715
Net income		21,520			21,520
Other comprehensive income				1,171	1,171
Net distribution to Parent		(28,220)			(28,220)
Amounts at June 30, 2013	$—	$234,462	$—	$(3,276)	$231,186
Net income		24,613			24,613
Other comprehensive income				4,895	4,895
Net distribution to Parent		(8,322)			(8,322)
Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$252,372
Conversion of net Parent investment	250,753	(250,753)			—
Net income			26,205		26,205
Other comprehensive loss				(13,866)	(13,866)
Net contribution from Parent	45,973				45,973
Issuance of non-restricted stock (29,000 shares)	309				309
Compensation expense related to stock compensation plans	1,456				1,456
Amounts at June 30, 2015	$298,491	$—	$26,205	$(12,247)	$312,449

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” “Kimball,” the “Company,” “we,” “us” or “our”) is a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Kimball Electronics was a wholly owned subsidiary of Kimball International, Inc. (“former Parent” or “Kimball International”) and as of 5:00 p.m. New York time on October 31, 2014 became a stand-alone public company upon the completion of a spin-off from former Parent. In conjunction with the spin-off, on October 31, 2014, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes.
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.
On September 30, 2014, the shares of Kimball Electronics Mexico, S.A. de C.V., a wholly owned subsidiary of former Parent, were contributed in a capital transaction to Kimball Electronics Mexico, Inc., a wholly owned subsidiary of Kimball Electronics, Inc. The financial results for Kimball Electronics Mexico, S.A. de C.V. are included in the Consolidated Financial Statements herein for all periods presented. Assets and liabilities were recorded at historical costs or carrying value.
The Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, equity, or cash flows would have been had the Company operated as a stand-alone public company for the entirety of the periods presented. Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts included in the Consolidated Financial Statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates.
Segment Information:
Kimball Electronics has business units located in the United States, Mexico, Poland, China, and Thailand. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. All of our business units operate in the EMS industry with engineering, manufacturing, and supply chain services that provide electronic assemblies primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products and services, the production process, the type of customers, and the methods used to distribute our products and services, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment.

Revenue Recognition:
Our net sales are principally from the manufacturing of electronic assemblies built to customer specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of sales. We recognize sales net of applicable sales tax. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue.
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
Notes Receivable and Trade Accounts Receivable:
The Company’s notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for our limited number of notes receivable.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2015 and 2014, we sold, without recourse, $129.1 million and $193.0 million of accounts receivable, respectively.  Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.3 million at June 30, 2015, are reflected in the Receivables line on the Consolidated Balance Sheet until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. No banker’s acceptance drafts were sold at a discount or transferred in settlement of current accounts payable during fiscal year 2015. We had no banker’s acceptance drafts at June 30, 2014.
Inventories:
Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories are valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, design changes, or cessation of product lines.

Property, Equipment, and Depreciation:
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals are expensed. Depreciation and expenses for maintenance, repairs, and minor renewals are included in both the Cost of Sales line and the Selling and Administrative Expense line of the Consolidated Statements of Income.
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2015, 2014, and 2013, no goodwill impairment was recognized.
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2013
Goodwill	$15,337
Accumulated impairment	(12,826)
Goodwill, net	2,511
Effect of Foreign Currency Translation	53
Balance as of June 30, 2014
Goodwill	15,390
Accumulated impairment	(12,826)
Goodwill, net	2,564
Balance as of June 30, 2015
Goodwill	15,390
Accumulated impairment	(12,826)
Goodwill, net	$2,564
In addition to performing the required annual testing, we will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization is as follows:

	June 30, 2015			June 30, 2014
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$28,294	$23,924	$4,370	$29,269	$27,625	$1,644
Customer Relationships	1,167	1,028	139	1,167	981	186
Other Intangible Assets	$29,461	$24,952	$4,509	$30,436	$28,606	$1,830
During fiscal years 2015, 2014, and 2013, amortization expense of other intangible assets was, in thousands, $759, $797, and $1,093, respectively. Amortization expense in future periods is expected to be, in thousands, $814, $656, $561, $443, and $397 in the five years ending June 30, 2020, and $1,638 thereafter. The amortization period for the customer relationship intangible asset ranges from 10 to 15 years. The estimated useful life of internal-use software ranges from 3 to 10 years.
Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.
Capitalized customer relationships are amortized on estimated attrition rate of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $9, $8, and $8 in fiscal years 2015, 2014, and 2013, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 20% of the workforce is covered under self-insured medical and short-term disability plans.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
Income Taxes:
Through October 31, 2014, the Company was included in the consolidated United States federal income tax return of former Parent, as well as certain state tax returns where former Parent filed on a combined basis. The provisions for income taxes for these jurisdictions were determined on a separate return basis and presented as such in these Consolidated Financial Statements.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income.
In September 2013, the United States Treasury Department and the Internal Revenue Service (“IRS”) issued final regulations effective for our first quarter of fiscal year 2015, that provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections. The regulations as issued did not have a material effect on our Consolidated Financial Statements.
Concentrations of Credit Risk:
We have business and credit risks concentrated in the automotive, medical, industrial, and public safety industries. The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. At June 30, 2015 and 2014, amounts outstanding under notes receivables were $0.8 million and less than $0.1 million, respectively. Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements provides information regarding the outstanding notes receivable at June 30, 2015.
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	At or For the Year Ended		At or For the Year Ended
	June 30, 2015		June 30, 2014
	Net Sales	Trade Receivables	Net Sales	Trade Receivables
Johnson Controls, Inc.	3.6%	2.0%	13.0%	5.8%
Philips	15.4%	7.4%	12.4%	7.8%
Regal Beloit Corporation	8.8%	9.5%	8.8%	11.9%
TRW	8.7%	11.7%	9.6%	13.5%
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal year 2014 included pre-tax settlements received of $5.7 million related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during fiscal years 2015 and 2013.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Foreign Currency Translation:
The Company predominantly uses the U.S. dollar and Euro as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income.
For business units whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in Accumulated Other Comprehensive Income (Loss), as a component of Equity.

Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation:
As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains a stock-based compensation plan which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees and to members of the Board of Directors who are not employees. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

New Accounting Standards:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on Simplifying the Measurement of Inventory. The guidance amends the subsequent measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. Under the current guidance, market value could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Within the scope of the new guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for our fiscal year 2018 financial statements. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2015, the FASB issued guidance to customers of cloud computing arrangements about whether an arrangement includes a software license. If a software license exists in the arrangement, the guidance requires the software license element of the arrangement to be accounted for consistently with the acquisition of other software licenses by the customer. Otherwise, the customer should account for the arrangement as a service contract. The guidance is effective for our fiscal year 2017 financial statements using either of two acceptable adoption methods: (i) retrospective adoption; or (ii) prospective adoption to all arrangements entered into or materially modified after the effective date. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In June 2014, the FASB provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. The guidance is now effective for our fiscal year 2020 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective prospectively for disposals or components of our business classified as held for sale for our fiscal year 2016. We do not expect the adoption to have a material effect on our consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective prospectively for our first quarter fiscal year 2015 financial statements. The adoption did not have a material effect on our consolidated financial statements.
Note 2 Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $4.5 million in fiscal year 2015, $12.6 million in fiscal year 2014, and $10.5 million in fiscal year 2013. Additionally, former Parent charged us approximately $2.1 million in fiscal year 2015, $5.0 million in fiscal year 2014, and $2.4 million in fiscal year 2013 for corporate incentive plan expenses, including stock-based compensation. These costs are primarily included in Selling and Administrative Expenses and were charged through October 31, 2014, the spin-off date.
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
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of June 30, 2015, the Company has a receivable from Kimball International recorded for $0.8 million, of which $0.6 million is a long-term receivable and was recorded in Other Assets on the balance sheet, relating to benefits from federal and state research and development tax credits.
Cash Management:
For purposes of the historical Consolidated Financial Statements, former Parent did not allocate to us the cash and cash equivalents held at former Parent’s corporate level for the periods presented prior to the spin-off. Cash in our Consolidated Balance Sheet as of June 30, 2014 primarily represented cash held by international entities at the local level. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014. We began operations as an independent company with approximately $63 million of cash, including cash held by our foreign facilities.
Former Parent provided centralized treasury functions for us, whereby, former Parent regularly transferred cash both to and from our subsidiaries, as necessary. Intercompany receivables/payables from/to related parties arising from the corporate overhead activity described above were included in Net Parent investment in the Consolidated Financial Statements. As of July 1, 2014, Net Parent investment was converted to Additional paid-in capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Transition Services Agreement:
The Transition Services Agreement provides the Company and former Parent will provide to each other specified services on a transitional basis to help ensure an orderly transition following the spin-off. These services include information technology, financial, telecommunications, benefits support services, and other specified services. The services are provided at cost and the majority of services have been completed as of June 30, 2015 while certain services extend to December 31, 2015, per the agreement.
Tax Matters Agreement:
See section entitled “Taxes” above for information on the Tax Matters Agreement.

Note 3    Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components at June 30 were as follows:

(Amounts in Thousands)	2015	2014
Finished products	$21,415	$18,818
Work-in-process	13,029	12,530
Raw materials	90,754	84,811
Total inventory	$125,198	$116,159

Note 4   Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2015	2014
Land	$8,726	$9,392
Buildings and improvements	57,524	57,756
Machinery and equipment	177,148	175,984
Construction-in-progress	14,885	6,549
Total	$258,283	$249,681
Less: Accumulated depreciation	(151,504)	(151,747)
Property and equipment, net	$106,779	$97,934
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 10
Depreciation of property and equipment, including asset write-downs associated with restructuring plans, totaled, in millions, $19.0 for fiscal year 2015, $17.1 for fiscal year 2014, and $16.5 for fiscal year 2013.
At both June 30, 2015 and 2014, no assets were classified as held for sale. During fiscal year 2014, we sold a facility and land located in Gaylord, Michigan, recognizing a pre-tax loss, in thousands, of $311. During fiscal year 2013, we recognized pre-tax impairment on this property, in thousands, of $188. The loss on sale and impairment charges were included in the Restructuring Expense line of the Consolidated Statements of Income.
Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases for land on which certain office and manufacturing facilities reside expire from fiscal year 2030 to 2056 and contain provisions under which minimum annual lease payments are $0.1 million, for each of the five years ending June 30, 2020 and aggregate $0.8 million from fiscal year 2021 to the expiration of the leases in fiscal year 2056. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $0.3, $0.5, and $0.4 in fiscal years 2015, 2014, and 2013, respectively.
As of June 30, 2015 and 2014, the Company had no capital leases.
Guarantees:
As of June 30, 2015, we had no guarantees issued which were contingent on the future performance of another entity. Prior to the spin-off, Kimball Electronics and certain of its subsidiaries guaranteed former Parent’s obligation under former Parent’s credit facility. As of June 30, 2014, former Parent had no borrowings under its credit facility, and as a result, the potential obligation under this guarantee was not deemed to be material and no liability was recorded. No other guarantees existed as of June 30, 2014, which were contingent on the future performance of another entity.

The Company, and former Parent prior to the spin-off, issued standby letters of credit to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball Electronics’ failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.3 million as of June 30, 2015 and $0.1 million as of June 30, 2014. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2015 and 2014 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2015, 2014, and 2013 were as follows:

(Amounts in Thousands)	2015	2014	2013
Product Warranty Liability at the beginning of the year	$911	$507	$329
Additions to warranty accrual (including changes in estimates)	625	721	279
Settlements made (in cash or in kind)	(915)	(317)	(101)
Product Warranty Liability at the end of the year	$621	$911	$507

Note 6    Credit Facilities
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2015	June 30, 2015	June 30, 2014
Primary credit facility (1)	$49.7	$—	$—
Thailand overdraft credit facility (2)	2.7	—	—
China revolving credit facility (3)	7.5	—	—
Total	$59.9	$—	$—

(1)
In connection with the spin-off, the Company entered into a new U.S. primary credit facility (the “primary facility”) dated as of October 31, 2014. The credit facility expires in October 2019 and provides for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million upon request, subject to participating banks’ consent. We will use this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2015. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.

The Company’s financial covenants under the primary credit facility require:

•
a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.

The Company had $0.3 million in letters of credit contingently committed against the credit facility at June 30, 2015.

(2)
The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 90.0 million Thai Baht (approximately $2.7 million at June 30, 2015 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(3)
An uncommitted revolving credit facility was established in the fourth quarter of fiscal year 2015 for our China operation. The China credit facility allows for borrowings of up to $7.5 million, which borrowings can be made in either Chinese Renminbi (RMB) or U.S. dollars. The availability of this facility is at the sole discretion of the bank and is subject to the availability of funds and other relevant conditions. The bank may, at its sole discretion, agree to provide the facility on such terms and conditions as the bank deems appropriate. Further, the availability of the facility is also subject to the determination by the bank of the borrower’s actual need for such facility. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest determined by the bank and is dependent on the denomination of the currency borrowed. The facility matures on May 31, 2016.

The Company previously maintained a credit facility for the operation in Poland which allowed for multi-currency borrowings up to a 6 million Euro equivalent, and as of October 31, 2014, the Poland credit facility was canceled by mutual agreement between us and the bank. We had no borrowings under the Poland foreign credit facility at June 30, 2014.
No cash payments were made for interest on borrowings in fiscal year 2015. Cash payments for interest on borrowings in fiscal years 2014 and 2013 were, in thousands, $2, and $9, respectively. Capitalized interest expense was immaterial during fiscal years 2015, 2014, and 2013.
Note 7    Employee Benefit Plans
Retirement Plans:
In connection with the spin-off, the Company established a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. All contributions for Kimball Electronics’ employees in former Parent’s plan at the spin date were transferred to the Company’s new plan on or around the spin date and were immediately fully vested. The Company also established a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. Assets in the former Parent SERP plan for Kimball Electronics employees were transferred to the Company’s plan on or around the spin date. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors, and prior to the spin-off, the Compensation and Governance Committee of former Parent’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $1.5, $1.3, and $1.2 for fiscal years 2015, 2014, and 2013, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans was $0.2 million in each of fiscal years 2015, 2014, and 2013.
Severance Plans:
The Company established and maintains severance plans for all domestic employees, and prior to the spin-off, the Company’s domestic employees participated in severance plans sponsored by former Parent. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The benefit obligation for periods prior to the spin-off was determined in total for each of the plans and allocated by the number of Kimball Electronics domestic employees participating in the plans. In conjunction with the spin-off, these plans were remeasured and legally separated. There were no significant changes to the actuarial assumptions used in the remeasurement.

The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2015	2014
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$1,495	$1,560
Service cost	327	267
Interest cost	50	37
Actuarial (gain) loss for the period	(638)	6
Benefits paid	(8)	(375)
Remeasurement of liabilities at spin-off	751	—
Benefit obligation at end of year	$1,977	$1,495
Balance in current liabilities	$347	$262
Balance in noncurrent liabilities	1,630	1,233
Total benefit obligation recognized in the Consolidated Balance Sheets	$1,977	$1,495

	June 30
(Amounts in Thousands)	2015	2014
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(160)	$(73)
Change in unrecognized prior service cost	(28)	(40)
Net change in unrecognized actuarial (gain) loss	(492)	(47)
Accumulated Other Comprehensive Income (Loss) at end of year	$(680)	$(160)
Balance in unrecognized prior service cost	$28	$55
Balance in unrecognized actuarial (gain) loss	(708)	(215)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners’ Equity	$(680)	$(160)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2015	2014	2013
Service cost	$327	$267	$230
Interest cost	50	37	50
Amortization of prior service cost	28	40	40
Amortization of actuarial (gain) loss	(146)	53	37
Net periodic benefit cost recognized in the Consolidated Statements of Income	$259	$397	$357

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
Prior service cost is amortized on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and actuarial (gain) loss is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated prior service cost and actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $28 and $(231), respectively.

Assumptions used to determine fiscal year end benefit obligations are as follows:

	2015	2014
Discount Rate	2.8%	2.3%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2015	2014	2013
Discount Rate	2.7%	2.5%	3.8%
Rate of Compensation Increase	3.0%	3.0%	3.8%
Note 8    Stock Compensation Plans
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
Prior to the spin-off, former Parent maintained stock compensation plans in which our executives and certain key employees participated. All awards granted under the plans were based on former Parent’s Common Stock. Performance share awards issued and outstanding to Kimball Electronics employees under the former Parent plans were amended, in accordance with the terms of the plans, to provide an equitable adjustment as a result of the spin-off.
Pre-tax stock compensation charged against income in fiscal year 2015 was $3.5 million, including $1.8 million allocated to us by former Parent prior to the spin-off. For fiscal years 2014 and 2013, the pre-tax stock compensation cost allocated to us by former Parent was $3.3 million and $2.4 million, respectively. These costs are primarily included in Selling and Administrative Expenses.
Performance Shares:
The Company awards performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under the Company’s profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee of the Company’s Board of Directors. Performance shares are vested when shares of the Company’s Common Stock are issued shortly after the end of the fiscal year in which the performance measurement period is complete. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one year to five years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Plan.
On December 2, 2014, Performance Share Awards issued and outstanding to Kimball Electronics employees under the former Parent plans were amended, in accordance with the terms of the plans, to provide an equitable adjustment as a result of the spin-off. The awards will be granted in shares of the Company’s Common Stock, instead of Kimball International, Inc. shares, under the Kimball Electronics Plan. The amended awards retained the same terms and conditions and vesting schedule, issuance dates, and expiration dates of the original Kimball International awards.

A summary of the Company’s performance share activity during fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2014	—	—
Converted on December 2, 2014 in connection with the spin-off	548,552	$8.43
Granted	241,222	$14.47
Vested	—	—
Forfeited	—	—
Performance shares outstanding at June 30, 2015	789,774	$10.27
As of June 30, 2015, there was approximately $5.9 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2015 through August 2019, with a weighted average vesting period of one year, seven months. The fair value of performance shares is based on the stock price at the date of grant. No Kimball Electronics performance shares vested during fiscal year 2015. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board of Directors as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2015, the Company granted a total of 28,700 unrestricted shares at an average grant date fair value of $10.76, for a total fair value of $0.3 million. Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Note 9    Income Taxes
The Company and its subsidiaries, prior to the spin-off, were included in former Parent’s tax returns in certain taxing jurisdictions. The provisions for income taxes for those certain jurisdictions were determined on a separate return basis and presented as such in these Consolidated Financial Statements.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities as of June 30, 2015 and 2014, were as follows:

(Amounts in Thousands)	2015	2014
Deferred Tax Assets:
Receivables	$138	$185
Inventory	1,524	1,457
Employee benefits	164	174
Deferred compensation	7,786	8,850
Other current liabilities	712	408
Tax credit carryforwards	240	3,069
Goodwill	2,149	2,440
Net operating loss carryforward	5	564
Net foreign currency losses	2	81
Property and equipment	1,838	1,063
Miscellaneous	1,268	2,332
Valuation Allowance	—	(92)
Total asset	$15,826	$20,531
Deferred Tax Liabilities:
Miscellaneous	$353	$199
Total liability	$353	$199
Net Deferred Income Taxes	$15,473	$20,332
Income tax benefits associated with the net operating loss carryforward expires in fiscal year 2023. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2016 to 2025.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2015	2014	2013
United States	$1,195	$5,412	$6,638
Foreign	33,576	24,830	20,138
Total income before taxes on income	$34,771	$30,242	$26,776
Foreign unremitted earnings of entities not included in the United States tax return have been included in the Consolidated Financial Statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if we chose to remit some or all of the funds we have designated as indefinitely reinvested outside the United States rather than making nontaxable repayments on our intercompany loans, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. The aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $158 million as of June 30, 2015. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2015	2014	2013
Currently Payable (Refundable):
Federal	$186	$(40)	$40
Foreign	6,586	4,505	2,861
State	108	519	239
Total current	$6,880	$4,984	$3,140
Deferred Taxes:
Federal	$(188)	$2,360	$1,780
Foreign	1,957	(55)	134
State	(83)	(139)	(186)
Total deferred	$1,686	$2,166	$1,728
Valuation allowance	—	(1,521)	388
Total provision for income taxes	$8,566	$5,629	$5,256

A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2015		2014		2013
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$12,170	35.0%	$10,585	35.0%	$9,372	35.0%
State income taxes, net of federal income tax benefit	16	—	210	0.7	41	0.1
Foreign tax rate differential	(4,336)	(12.5)	(3,800)	(12.6)	(3,645)	(13.6)
Impact of foreign exchange rates on foreign income taxes	1,274	3.7	153	0.5	(72)	(0.3)
Foreign tax credits	(146)	(0.4)	(123)	(0.4)	(498)	(1.9)
Valuation allowance	—	—	(1,521)	(5.0)	388	1.4
Research credit	(421)	(1.2)	(187)	(0.6)	(347)	(1.3)
Spin-off costs	625	1.8	753	2.5	—	—
Other - net	(616)	(1.8)	(441)	(1.5)	17	0.2
Total provision for income taxes	$8,566	24.6%	$5,629	18.6%	$5,256	19.6%
During the year ended June 30, 2014, we recognized an income tax benefit, in thousands, of $1,521 from the release of valuation allowances on our foreign deferred tax assets, in thousands, of $1,399 and on our state deferred tax assets, in thousands, of $122. During the year ended June 30, 2013, we recognized income tax expense, in thousands, of $388 consisting of an increase in the valuation allowance on our foreign deferred tax assets, in thousands, of $408, partially offset by a benefit, in thousands, of $20 from the release of a portion of our valuation allowance on our state deferred tax assets.
Net cash payments (refunds) for income taxes were, in thousands, $11,783, $4,347 and $775 in fiscal years 2015, 2014, and 2013, respectively. Cash payments for fiscal years 2014 and 2013 include only payments in foreign jurisdictions as the cash payments for federal and state income taxes were submitted by former Parent.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2015, 2014, and 2013 were as follows:

(Amounts in Thousands)	2015	2014	2013
Beginning balance - July 1	$792	$965	$870
Tax positions related to prior fiscal years:
Additions	—	92	10
Reductions	(792)	—	—
Tax positions related to current fiscal year:
Additions	—	77	104
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	(342)	(19)
Ending balance - June 30	$—	$792	$965
Portion that, if recognized, would reduce tax expense and effective tax rate	$—	$565	$772

Unrecognized tax benefits for fiscal years 2014 and 2013 were allocated to us by former Parent. The unrecognized tax benefits at the spin-off date reverted back to former Parent for the prior fiscal years in which we were included in former Parent’s consolidate tax returns resulting in the reductions in the tax positions during fiscal year 2015. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income.
Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2015	2014	2013
Accrued Interest and Penalties:
Interest	$—	$65	$72
Penalties	$—	$69	$55
No interest or penalties expense was recognized in fiscal year 2015. Interest and penalties expense recognized in fiscal years 2014 and 2013 were, in thousands, $7 and $16, respectively.
In connection with the spin-off, the Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. For additional information, see Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements. The Company, former Parent, or one of our wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. Former Parent is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2012. We or former Parent are subject to various state and local income tax examinations by tax authorities for years after June 30, 2006 and various foreign jurisdictions for years after June 30, 2008.

Note 10    Share Owners’ Equity
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

A stock compensation plan similar to the former Parent plan was created and adopted by the Company’s Board of Directors on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. For additional information, see Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
Net Parent investment in the Consolidated Financial Statements represents former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in capital. During fiscal year 2015, Net contributions from Parent of $46.0 million included non-cash net transfers to Parent of $4.3 million including net transfers of assets and liabilities and allocation of stock compensation. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies and Note 2 – Related Party Transactions of Notes to Consolidated Financial Statements.
Note 11    Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2015 and 2014.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk
Trading securities: Mutual funds held in SERP	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2
Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball Electronics’ non-performance risk

Recurring Fair Value Measurements:
As of June 30, 2015 and 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$28,722	$—	$28,722
Derivatives: foreign exchange contracts	—	3,004	3,004
Trading securities: mutual funds held in nonqualified SERP	5,813	—	5,813
Total assets at fair value	$34,535	$3,004	$37,539
Liabilities
Derivatives: foreign exchange contracts	$—	$2,318	$2,318
Total liabilities at fair value	$—	$2,318	$2,318

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$800	$800
Trading securities: mutual funds held in nonqualified SERP	5,260	—	5,260
Total assets at fair value	$5,260	$800	$6,060
Liabilities
Derivatives: foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
We had no Level 3 assets during fiscal years 2015 and 2014.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments when events or circumstances indicate a significant adverse effect on the fair value of the asset. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (real estate)	3	Market - Estimated potential net selling price.

Due to declines in the market value of a held for sale facility, we recognized pre-tax impairment of, in millions, $0.2 during fiscal year 2013.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account non-performance risk

The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to their relatively short maturity and immaterial non-performance risk.
Note 12    Derivative Instruments
Foreign Exchange Contracts:
We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our primary means of managing this exposure is to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques do not fully offset currency risk, we use derivative instruments with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes.
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2015, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $33.5 million and to hedge currencies against the Euro in the aggregate notional amount of 52.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately.
Based on fair values as of June 30, 2015, we estimate that approximately $0.4 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2016. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2015 and June 30, 2014.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 17 - Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated

Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2015	June 30 2014	Balance Sheet Location	June 30 2015	June 30 2014
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,255	$599	Accrued expenses	$2,143	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,749	201	Accrued expenses	175	458
Total derivatives		$3,004	$800		$2,318	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2015	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$3,806	$73	$1,206

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$1,310	$(1,024)	$2,212
Foreign exchange contracts	Non-operating income (expense)	2,998	(163)	(73)
Total		$4,308	$(1,187)	$2,139

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(1)	$—	$(3)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,734	$(487)	$(322)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$6,041	$(1,674)	$1,814

Note 13    Investments
Supplemental Employee Retirement Plan Investments:
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”), similar to former Parent’s plan, for executive and other key employees. Subsequent to the spin-off, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to the Company sponsored SERP. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2015, 2014, and 2013 was, in thousands, $(27), $315, and $208, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2015	2014
SERP investment - current asset	$192	$167
SERP investment - other long-term asset	5,621	5,093
Total SERP investment	$5,813	$5,260
SERP obligation - current liability	$192	$167
SERP obligation - other long-term liability	5,621	5,093
Total SERP obligation	$5,813	$5,260

Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2015	2014
Taxes	$2,022	$1,742
Compensation	15,547	18,488
Derivatives	2,318	699
Retirement plan	1,397	1,213
Insurance	741	1,598
Other expenses	4,520	2,862
Total accrued expenses	$26,545	$26,602

Note 15   Geographic Information
The following geographic area data includes net sales based on the location where title transfers and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2015	2014	2013
Net Sales:
United States	$396,516	$363,211	$389,510
Germany	73,966	77,338	68,925
China	127,761	67,665	46,794
Other Foreign	221,107	233,316	197,900
Total net sales	$819,350	$741,530	$703,129
Long-Lived Assets:
United States	$49,689	$33,004	$28,942
Poland	33,692	45,287	45,971
China	16,676	12,174	10,069
Other Foreign	11,092	9,113	8,877
Total long-lived assets	$111,149	$99,578	$93,859

Note 16    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

(Amounts in thousands, except per share data)	Year Ended June 30
	2015	2014	2013
Basic and Diluted Earnings Per Share:
Net Income	$26,205	$24,613	$21,520
Basic weighted average common shares outstanding	29,162	29,143	29,143
Dilutive effect of average outstanding performance shares	226	—	—
Dilutive weighted average shares outstanding	29,388	29,143	29,143

Earnings Per Share of Common Stock:
Basic	$0.90	$0.84	$0.74
Diluted	$0.89	$0.84	$0.74

Basic and diluted earnings per share and the average number of common shares outstanding for the fiscal years ended June 30, 2014 and 2013 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 10 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share for the fiscal years ended June 30, 2014 and 2013 since no Kimball Electronics stock-based awards were outstanding prior to the spin-off.

Note 17   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$1,038	$(4,360)	$(59)	$105	$(3,276)
Other comprehensive income (loss) before reclassifications	3,887	44	—	(2)	3,929
Reclassification to (earnings) loss	—	910	24	32	966
Net current-period other comprehensive income (loss)	$3,887	$954	$24	$30	$4,895
Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(14,038)	3,579	—	394	(10,065)
Reclassification to (earnings) loss	—	(3,730)	17	(88)	(3,801)
Net current-period other comprehensive income (loss)	(14,038)	(151)	17	306	(13,866)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2015	2014
Derivative Gain (Loss) (1)	$1,310	$(1,024)	Cost of Sales
	2,997	(163)	Non-operating income (expense), net
	(577)	277	Benefit (Provision) for Income Taxes
	$3,730	$(910)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(18)	$(28)	Cost of Sales
	(10)	(12)	Selling and Administrative Expenses
	11	16	Benefit (Provision) for Income Taxes
	$(17)	$(24)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$88	$(37)	Cost of Sales
	58	(16)	Selling and Administrative Expenses
	(58)	21	Benefit (Provision) for Income Taxes
	$88	$(32)	Net of Tax

Total Reclassifications for the Period	$3,801	$(966)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 18   Restructuring Expense
We recognized consolidated pre-tax restructuring expense of $0.4 million in both fiscal years 2014 and 2013. All restructuring plans were completed prior to fiscal year 2014 but we continued to incur miscellaneous exit costs in each of the plans related to facility exit and clean up costs or market value adjustments. Completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans. No restructuring expense was recorded related to these plans in fiscal year 2015 and we do not expect these plans to have any restructuring charges in the future.
We utilized available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Note 19    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2015:
Net Sales	$203,803	$207,563	$206,858	$201,126
Gross Profit	17,903	17,858	18,953	17,709
Net Income	5,391	6,229	7,191	7,394
Basic Earnings Per Share (2)	$0.18	$0.21	$0.25	$0.25
Diluted Earnings Per Share (2)	$0.18	$0.21	$0.25	$0.25
Fiscal Year 2014:
Net Sales	$175,637	$181,264	$185,680	$198,949
Gross Profit	12,425	13,937	16,553	18,081
Other General Income (1)	(5,022)	—	(666)	—
Net Income	7,698	5,200	6,356	5,359
Basic Earnings Per Share (2)	$0.26	$0.18	$0.22	$0.18
Diluted Earnings Per Share (2)	$0.26	$0.18	$0.22	$0.18

(1) Other General Income included $5.0 million and $0.7 million, pre-tax, for the quarters ended September 30, 2013 and March 31, 2014, respectively, for the settlement proceeds received related to two antitrust class action lawsuits in which the Company was a class member.
(2) Basic and diluted earnings per share for the periods ended prior to the spin-off on October 31, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 10 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2015.
(b) Management’s report on internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
In addition, we are an emerging growth company, as defined by the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of the Company’s internal control over financial reporting audited by its external auditors for as long as the Company is deemed to be an emerging growth company.
(c) Changes in internal control over financial reporting.
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

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Corporate Governance at Kimball Electronics.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethics
Kimball Electronics has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on the Company’s website at investors.kimballelectronics.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
We are an emerging growth company, as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the captions “Corporate Governance at Kimball Electronics” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the captions “Equity Compensation Plan Information” and “Share Ownership Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 21, 2015 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2015	73

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits starting on page 74 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 28, 2015

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 28, 2015

/s/ MARK D. HODELL
Mark D. Hodell
Corporate Controller,
(functioning as Principal Accounting Officer)
August 28, 2015

Signature	Signature

CHRISTINE M. VUJOVICH *	GEOFFREY L. STRINGER *
Christine M. Vujovich	Geoffrey L. Stringer
Director	Director

THOMAS J. TISCHHAUSER *	CHRISTOPHER B. CURTIS *
Thomas J. Tischhauser	Christopher B. Curtis
Director	Director

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 28, 2015	/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$352	$(80)	$1	$(37)	$236
Long-Term Deferred Tax Asset	$92	$—	$(92)	$—	$—
Year Ended June 30, 2014
Valuation Allowances:
Short-Term Receivables	$750	$(350)	$45	$(93)	$352
Long-Term Deferred Tax Asset	$1,613	$—	$—	$(1,521)	$92
Year Ended June 30, 2013
Valuation Allowances:
Short-Term Receivables	$381	$463	$(120)	$26	$750
Long-Term Deferred Tax Asset	$1,224	$409	$—	$(20)	$1,613

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2
Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014, File No. 333-199728)

10.1* +	Summary of Director and Named Executive Officer Compensation
10.2*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 12, 2015, File No. 001-36454)
10.3*	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2015, File No. 001-36454)
10.4*	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014, File No. 001-36454)
10.5*
2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014, File No. 333-199728)

10.6*
Form of Long-Term Performance Share Award Agreement, to be used for Long-Term Performance Share Awards granted prior to June 29, 2015 (Incorporated by reference to Exhibit 10.3 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.7
Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.8
Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.9
Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.10
Credit Agreement among Kimball Electronics, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.11* +	Form of Long-Term Performance Share Award Agreement, as amended June 29, 2015, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2015
10.12*
Description of the Kimball Electronics, Inc. 2014 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.10 of Amendment 4 to the Company’s Form 10 filed on September 30, 2014, File No. 001-36454)

10.13*
Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”) (Incorporated by reference to Exhibit 10.8 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

21+	Subsidiaries of the Registrant
23+	Consent of Independent Registered Public Accounting Firm
24+	Power of Attorney
31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+ ^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+ ^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement
+ Filed herewith
^ In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and 32.2 will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.