Form 10-Q
period 2015-09-30
Kimball Electronics, Inc.
filed 2015-11-05
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 28, 2015 was 29,352,209 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$52,683	$65,180
Receivables, net of allowances of $164 and $236, respectively	132,363	139,892
Inventories	132,566	125,198
Prepaid expenses and other current assets	24,126	23,922
Total current assets	341,738	354,192
Property and Equipment, net of accumulated depreciation of $153,406 and $151,504, respectively	112,940	106,779
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $25,165 and $24,952, respectively	5,033	4,509
Other Assets	14,085	15,213
Total Assets	$476,360	$483,257

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$127,450	$133,409
Accrued expenses	21,858	26,545
Total current liabilities	149,308	159,954
Other long-term liabilities	10,827	10,854
Total Liabilities	160,135	170,808
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 and 29,172,000, respectively	—	—
Additional paid-in capital	299,761	298,491
Retained earnings	30,680	26,205
Accumulated other comprehensive loss	(13,319)	(12,247)
Treasury stock, at cost:
Shares: 78,000 and none, respectively	(897)	—
Total Share Owners’ Equity	316,225	312,449
Total Liabilities and Share Owners’ Equity	$476,360	$483,257

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2015	2014
Net Sales	$200,418	$203,803
Cost of Sales	185,138	185,900
Gross Profit	15,280	17,903
Selling and Administrative Expenses	8,359	10,116
Operating Income	6,921	7,787
Other Income (Expense):
Interest income	12	4
Interest expense	(1)	(4)
Non-operating income (expense), net	(677)	(497)
Other income (expense), net	(666)	(497)
Income Before Taxes on Income	6,255	7,290
Provision for Income Taxes	1,780	1,899
Net Income	$4,475	$5,391

Earnings Per Share of Common Stock:
Basic	$0.15	$0.18
Diluted	$0.15	$0.18

Average Number of Shares Outstanding:
Basic	29,292	29,143
Diluted	29,349	29,143

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,475			$5,391
Other comprehensive income (loss):
Foreign currency translation adjustments	$224	$—	$224	$(5,586)	$—	$(5,586)
Postemployment severance actuarial change	114	(44)	70	107	(40)	67
Derivative gain (loss)	(2,506)	697	(1,809)	2,231	(354)	1,877
Reclassification to (earnings) loss:
Derivatives	778	(315)	463	(1,354)	271	(1,083)
Amortization of prior service costs	28	(10)	18	10	(4)	6
Amortization of actuarial change	(63)	25	(38)	(4)	1	(3)
Other comprehensive income (loss)	$(1,425)	$353	$(1,072)	$(4,596)	$(126)	$(4,722)
Total comprehensive income			$3,403			$669

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2015	2014
Cash Flows From Operating Activities:
Net income	$4,475	$5,391
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,885	4,794
Gain on sales of assets	(139)	(27)
Deferred income tax and other deferred charges	3,318	(743)
Stock-based compensation	1,147	1,524
Excess tax benefits from stock-based compensation	(203)	—
Other, net	(28)	81
Change in operating assets and liabilities:
Receivables	5,941	(8,834)
Inventories	(7,175)	(5,615)
Prepaid expenses and other current assets	(2,671)	(1,160)
Accounts payable	(4,231)	4,690
Accrued expenses	(5,848)	(4,606)
Net cash used for operating activities	(529)	(4,505)
Cash Flows From Investing Activities:
Capital expenditures	(10,552)	(7,677)
Proceeds from sales of assets	149	95
Purchases of capitalized software	(735)	(186)
Other, net	24	49
Net cash used for investing activities	(11,114)	(7,719)
Cash Flows From Financing Activities:
Excess tax benefits from stock-based compensation	203	—
Repurchase of employee shares for tax withholding	(897)	—
Net transfers from Kimball International, Inc.	—	7,827
Net cash (used for) provided by financing activities	(694)	7,827
Effect of Exchange Rate Change on Cash and Cash Equivalents	(160)	(1,162)
Net Decrease in Cash and Cash Equivalents	(12,497)	(5,559)
Cash and Cash Equivalents at Beginning of Period	65,180	26,260
Cash and Cash Equivalents at End of Period	$52,683	$20,701
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,258	$1,915
Interest expense	$1	$4

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
Kimball Electronics, Inc. was a wholly owned subsidiary of Kimball International, Inc. (“former Parent” or “Kimball International”) and on October 31, 2014 became a stand-alone public company upon the completion of a spin-off from former Parent. In conjunction with the spin-off, Kimball International distributed 29.1 million shares of Kimball Electronics common stock to Kimball International Share Owners. Holders of Kimball International common stock received three shares of Kimball Electronics common stock for every four shares of Kimball International common stock held on October 22, 2014. Kimball International structured the distribution to be tax free to its U.S. Share Owners for U.S. federal income tax purposes.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2015 and June 30, 2015 and results of operations and cash flows for the three months ended September 30, 2015 and 2014. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2015 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
The Condensed Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company for the three months ended September 30, 2014. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, or cash flows would have been had the Company operated as a stand-alone public company for the three months ended September 30, 2014. Note 2 - Related Party Transactions of Notes to Condensed Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
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

In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2015 and 2014, respectively, we sold, without recourse, $30.1 million and $30.8 million of accounts receivable. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $1.1 million at September 30, 2015 and $4.3 million at June 30, 2015, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity.
Non-operating Income (Expense), net:
The Non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Foreign currency/derivative loss	$(224)	$(327)
Loss on supplemental employee retirement plan investments	(454)	(93)
Other	1	(77)
Non-operating income (expense), net	$(677)	$(497)
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
For further information regarding our status as an “emerging growth company,” refer to our Annual Report on Form 10-K for the year ended June 30, 2015.

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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. The guidance is effective for our fiscal year 2020 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective for our fiscal year 2016 annual financial statements. As we currently do not have discontinued operations or had any significant disposals during the period ended September 30, 2015, we do not expect the adoption to have a material effect on our financial statements.

Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $3.0 million for the three months ended September 30, 2014. Additionally, former Parent charged us approximately $1.7 million for the three months ended September 30, 2014 for corporate incentive plan expenses, including stock-based compensation. These costs are primarily included in Selling and Administrative Expenses.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us through the spin-off date. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the period ended September 30, 2014.
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of September 30, 2015 and June 30, 2015, the Company has a receivable from Kimball International recorded for $0.8 million, of which $0.6 million is a long-term receivable and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from federal and state research and development tax credits.
Cash Management:
For purposes of the historical Condensed Consolidated Financial Statements, former Parent did not allocate to us the cash and cash equivalents held at former Parent’s corporate level prior to the spin-off. Our cash balance prior to the spin-off primarily represented cash held by international entities at the local level. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014. We began operations as an independent company with approximately $63 million of cash, including cash held by our foreign facilities.
Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2015	June 30, 2015
Finished products	$18,592	$21,415
Work-in-process	13,683	13,029
Raw materials	100,291	90,754
Total inventory	$132,566	$125,198

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	224	(1,809)	—	70	(1,515)
Reclassification to (earnings) loss	—	463	18	(38)	443
Net current-period other comprehensive income (loss)	224	(1,346)	18	32	(1,072)
Balance at September 30, 2015	$(8,889)	$(4,903)	$—	$473	$(13,319)

Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(5,586)	1,877	—	67	(3,642)
Reclassification to (earnings) loss	—	(1,083)	6	(3)	(1,080)
Net current-period other comprehensive income (loss)	(5,586)	794	6	64	(4,722)
Balance at September 30, 2014	$(661)	$(2,612)	$(29)	$199	$(3,103)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2015	2014
Derivative gain (loss) (1)	$(777)	$206	Cost of Sales
	(1)	1,148	Non-operating income (expense), net
	315	(271)	Benefit (Provision) for Income Taxes
	$(463)	$1,083	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$(16)	$(7)	Cost of Sales
	(12)	(3)	Selling and Administrative Expenses
	10	4	Benefit (Provision) for Income Taxes
	$(18)	$(6)	Net of Tax

Amortization of actuarial gain (loss) (2)	$36	$3	Cost of Sales
	27	1	Selling and Administrative Expenses
	(25)	(1)	Benefit (Provision) for Income Taxes
	$38	$3	Net of Tax

Total reclassifications for the period	$(443)	$1,080	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of September 30, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $0.3 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of September 30, 2015 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The Peoples Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2015, the drafts transferred and outstanding totaled $2.2 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Product warranty liability at the beginning of the period	$621	$911
Additions to warranty accrual (including changes in estimates)	(77)	51
Settlements made (in cash or in kind)	(42)	(395)
Product warranty liability at the end of the period	$502	$567
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2015.
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
As of September 30, 2015 and June 30, 2015, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$25,714	$—	$25,714
Derivatives: foreign exchange contracts	—	1,008	1,008
Trading securities: mutual funds held in nonqualified SERP	5,563	—	5,563
Total assets at fair value	$31,277	$1,008	$32,285
Liabilities
Derivatives: foreign exchange contracts	$—	$3,633	$3,633
Total liabilities at fair value	$—	$3,633	$3,633

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$28,722	$—	$28,722
Derivatives: foreign exchange contracts	—	3,004	3,004
Trading securities: mutual funds held in nonqualified SERP	5,813	—	5,813
Total assets at fair value	$34,535	$3,004	$37,539
Liabilities
Derivatives: foreign exchange contracts	$—	$2,318	$2,318
Total liabilities at fair value	$—	$2,318	$2,318
We had no Level 3 assets or liabilities during the three months ended September 30, 2015.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2015, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $33.7 million and to hedge currencies against the Euro in the aggregate notional amount of 53.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2015, we estimate a $4.3 million pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2015 and June 30, 2015.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2015	June 30, 2015	Balance Sheet Location	September 30, 2015	June 30, 2015
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$584	$1,255	Accrued expenses	$3,313	$2,143

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	424	1,749	Accrued expenses	320	175
Total derivatives		$1,008	$3,004		$3,633	$2,318

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(2,506)	$2,231

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(777)	$206
Foreign exchange contracts	Non-operating income (expense)	—	1,148
Total		$(777)	$1,354

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(1)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(37)	$924

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(815)	$2,278

Note 8. Investments
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”), similar to former Parent’s plan, for executive and other key employees. Subsequent to the spin-off, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to the Company sponsored SERP. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the three months ended September 30, 2015 and 2014 was, in thousands, $(461) and $(102), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2015	June 30, 2015
SERP investments - current asset	$186	$192
SERP investments - other long-term asset	5,377	5,621
Total SERP investments	$5,563	$5,813

SERP obligation - current liability	$186	$192
SERP obligation - other long-term liability	5,377	5,621
Total SERP obligation	$5,563	$5,813

Note 9. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon on employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The benefit obligation for periods prior to the spin-off was determined in total for each of the plans and allocated by the number of Kimball Electronics domestic employees participating in the plans. In conjunction with the spin-off, these plans were legally separated and were remeasured. There were no significant changes to the actuarial assumptions used in the remeasurement.
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Service cost	$86	$64
Interest cost	14	8
Amortization of prior service costs	28	10
Amortization of actuarial (gain) loss	(63)	(4)
Net periodic benefit cost	$65	$78
The benefit cost in the above table includes only normal recurring levels of severance activity. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 10. Stock Compensation Plan
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. There were no awards granted under the Plan during the three months ended September 30, 2015. For more information on our Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2015.

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
Prior to the spin-off, Share Owners’ Equity included a Net Parent investment component that represented former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in-capital. During the three months ended September 30, 2014, Net contribution from Parent was $9.4 million and was recorded in Additional paid-in capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.
During the three months ended September 30, 2015, the Company acquired 78 thousand shares of its common stock, recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheet. These shares were not acquired in open market purchases but were acquired in connection with automatically withholding shares from employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2015	2014
Basic and Diluted Earnings Per Share:
Net Income	$4,475	$5,391
Basic weighted average common shares outstanding	29,292	29,143
Dilutive effect of average outstanding performance shares	57	—
Dilutive weighted average shares outstanding	29,349	29,143

Earnings Per Share of Common Stock:
Basic	$0.15	$0.18
Diluted	$0.15	$0.18
Basic and diluted earnings per share and the average number of common shares outstanding for the three months ended September 30, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Condensed Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share for the three months ended September 30, 2014 since no Kimball Electronics stock-based awards were outstanding prior to the spin-off.
Note 13. Subsequent Event
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase program up to $20 million of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time.
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics”, the “Company”, “we”, “us” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent” or “Kimball International”) into two independent publicly-traded companies. Prior to the spin-off, the Condensed Consolidated Financial Statements presented herein, and discussed below, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services through October 31, 2014, the spin-off date. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company.
Emerging Growth Company Status
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
The January 2015 edition of the Manufacturing Market Insider published by New Venture Research provided an outlook for the coming years. The publication suggested that the worldwide semiconductor capital spending is an indicator for the EMS industry. As noted in the publication, Gartner, a market research company, is projecting flat growth for 2015 and 2016, but 7% or greater growth for 2017 and 2018. The Company does not directly serve the semiconductor market; however, it may be indicative of the end market demand for products utilizing electronic components. The September 2015 edition of the Manufacturing Market Insider indicated leading EMS companies experienced revenue growth of 6.3% in the first half calendar year 2015. The Company experienced revenue growth of approximately 6% during the first half of calendar year 2015.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from relative strength in the U.S. and China markets, while demand in Europe is stable.  The China automotive market is expected to slow as evidenced by the lowering of the forecasted growth rate for automotive sales in calendar year 2015 by China’s Association of Automobile Manufacturers in July 2015. The industrial market has been impacted by lower end market demand for climate control products. We are seeing demand in the public safety market starting to stabilize and improve. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K.

	Three Months Ended
	September 30
Customer Service Years	2015	2014
10+ Years
% of Net Sales	49%	52%
# of Customers	22	18
5+ to 10 Years
% of Net Sales	43%	35%
# of Customers	28	25
0 to 5 Years
% of Net Sales	8%	13%
# of Customers	23	25
Total
% of Net Sales	100%	100%
# of Customers	73	68

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2015.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$200.4		$203.8		(2)%
Gross Profit	$15.3	7.6%	$17.9	8.8%	(15)%
Selling and Administrative Expenses	$8.4	4.1%	$10.1	5.0%	(17)%
Operating Income	$6.9	3.5%	$7.8	3.8%	(11)%
Net Income	$4.5		$5.4		(17)%
Diluted Earnings per Share	$0.15		$0.18
Open Orders	$175.5		$181.5		(3)%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2015	2014	% Change
Automotive	$72.0	$71.2	1%
Medical	58.5	61.6	(5)%
Industrial	49.5	53.6	(8)%
Public Safety	16.4	14.2	16%
Other	4.0	3.2	26%
Total Net Sales	$200.4	$203.8	(2)%

First quarter fiscal year 2016 total net sales decreased by 2% compared to the first quarter of fiscal year 2015 as declines driven by the Johnson Controls, Inc. (“JCI”) exit and foreign exchange fluctuations were partially offset by new product awards and overall increased demand from existing customers. Sales to customers in the automotive market improved slightly on increased demand in all markets despite the anticipated decline in net sales to JCI as discussed in further detail below. As expected, we did experience slowing growth in the China automotive market during the first quarter of fiscal year 2016. Sales to customers in the medical market declined largely due to fluctuating demand. Sales to customers in the industrial market declined largely due to lower end market demand primarily for climate control products. Sales to customers in the public safety market experienced double-digit growth from both increased demand for existing products and new product awards.
Open orders were down 3% as of September 30, 2015 compared to September 30, 2014. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
First quarter fiscal year 2016 gross profit as a percent of net sales declined when compared to the first quarter of fiscal year 2015 in part due to reduced leverage on the lower net sales, costs associated with new product introductions, and foreign exchange fluctuations.
Selling and administrative expenses decreased in both absolute dollars and as a percent of nets sales in the first quarter of fiscal year 2016 when compared to the first quarter of fiscal year 2015. First quarter fiscal year 2016 spin-off expenses of $0.1 million declined from the first quarter fiscal year 2015 spin-off expenses of $1.0 million. In addition, selling and administrative expenses in the first quarter of fiscal year 2015 included non-spin related charges and allocations from former Parent, which included incentive compensation costs. The favorable impact to selling and administrative expenses from not having non-spin related charges and allocations from former Parent in the first quarter of fiscal year 2016 was greater than the increase in costs associated with being an independent publicly traded company, including increased employee salary and benefit costs.

Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Interest income	$12	$4
Interest expense	(1)	(4)
Foreign currency/derivative loss	(224)	(327)
Loss on supplemental employee retirement plan (“SERP”) investments	(454)	(93)
Other	1	(77)
Other income (expense), net	$(666)	$(497)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income. The Foreign currency/derivative loss resulted from net foreign currency exchange rate movements.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2015		September 30, 2014
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income (Loss) Before Taxes	Effective Tax Rate
United States	$1,826	39.8%	$(179)	(83.8)%
Foreign	4,429	23.8%	7,469	23.4%
Total	$6,255	28.5%	$7,290	26.0%
The effective tax rate for the first three months of fiscal year 2016 was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. The effective tax rate for the first three months of fiscal year 2015 was unfavorably impacted by the spin-off expenses which were primarily nondeductible in the U.S. and favorably impacted by earnings in foreign jurisdictions which have lower statutory rates than the U.S. The U.S. effective tax rate in the first quarter of fiscal year 2015 was driven by nondeductible expenses combined with a small pre-tax loss in the U.S. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to Philips and ZF TRW accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2015	2014
Philips	14%	15%
ZF TRW	10%	8%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $4.6 million in the first quarter of fiscal year 2015, declined for the remainder of fiscal year 2015 as certain JCI programs reached end-of-life. In addition, due to available capacity, JCI decided to in-source other programs that were manufactured by us which accounted for approximately $7.1 million in sales in the first quarter of fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages, starting in our fourth quarter of fiscal year 2014, with the transition substantially completed during fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximated the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.

Comparing the balance sheet as of September 30, 2015 to June 30, 2015, accounts receivable decreased $7.5 million partly from the decline in the balance of the banker’s acceptance drafts held by our China operation and the overall decline in net sales. Our inventory balance increased $7.4 million primarily due to changes in customers’ forecasts. Our property and equipment, net increased $6.2 million primarily due to expenditures for our greenfield startup facility in Romania and manufacturing equipment. Our accounts payable balance decreased $6.0 million primarily due to the timing of payments. Our accrued expenses balance decreased $4.7 million due to a significant portion of accrued incentive compensation payments occurring during the first quarter of the fiscal year.
Liquidity and Capital Resources
Working capital at September 30, 2015 was $192.4 million compared to working capital of $194.2 million at June 30, 2015. The current ratio was 2.3 at September 30, 2015 and 2.2 at June 30, 2015.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the first quarter ended September 30, 2015 and September 30, 2014 was 58.7 days and 57.4 days, respectively. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Beginning in the fourth quarter of fiscal year 2016, our China operation, in limited circumstances, has agreed to accept banker’s acceptance drafts as payment for their trade accounts receivable. These drafts, which totaled $1.1 million and $4.3 million at September 30, 2015 and June 30, 2015, respectively, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the first quarter ended September 30, 2015 increased to 65.2 days from 59.7 days for the quarter ended September 30, 2014 on the increased inventory associated with changes in customers’ forecasts. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $112.4 million at September 30, 2015 and $125.1 million at June 30, 2015.
Cash Flows
The following table reflects the major categories of cash flows for the first quarter of fiscal years 2016 and 2015.

	Three Months Ended
	September 30
(Amounts in thousands)	2015	2014
Net cash used for operating activities	$(529)	$(4,505)
Net cash used for investing activities	$(11,114)	$(7,719)
Net cash (used for) provided by financing activities	$(694)	$7,827
Cash Flows from Operating Activities
Net cash used by operating activities for the first quarter of fiscal years 2016 and 2015 was primarily driven by changes in working capital balances as net income adjusted for non-cash items provided net cash for operating activities. Changes in working capital used $14.0 million of cash in the first quarter of fiscal year 2016 and $15.5 million of cash in the first quarter of fiscal year 2015.
The usage of $14.0 million cash from changes in working capital balances in the first quarter of fiscal year 2016 was primarily due to fluctuations in our inventory, accounts payable, and accrued expenses. An increase in inventory used cash of $7.2 million primarily from a change in customers’ forecasts. A decrease in accounts payable used cash of $4.2 million primarily due to the timing of payments. A decrease in accrued expenses used cash of $5.8 million primarily due to a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting these usages was a decrease in accounts receivable which provided cash of $5.9 million resulting primarily from the overall decline in net sales and from the maturity of banker’s acceptance drafts during the first quarter of fiscal year 2016.
The $15.5 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2015 was primarily due to fluctuations in our accounts receivable, inventory, and accrued expenses. An increase in accounts receivable used cash of

$8.8 million which resulted from a delay in payment from one customer due to technology issues, increased sales volumes, and a shift in the payment practices of a couple of our larger customers. An increase in inventory used cash of $5.6 million primarily to support the increased sales volumes. A decrease in accrued expenses used cash of $4.6 million primarily due to a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting these usages was an increase in accounts payable which provided cash of $4.7 million related to the increased inventory purchases.
Cash Flows from Investing Activities
For the first quarter of fiscal years 2016 and 2015, net cash used for investing activities was $11.1 million and $7.7 million, respectively. During the first quarter of fiscal year 2016, we reinvested $11.3 million into capital investments for the future with the largest expenditures for our greenfield startup facility in Romania and manufacturing equipment. During the first quarter of fiscal year 2015, we reinvested $7.9 million into capital investments primarily for manufacturing equipment.
Cash Flows from Financing Activities
For the first quarter of fiscal years 2016, net cash used for financing activities resulted from amounts related to the issuance of performance shares to officers and other key employees. For the first quarter of fiscal year 2015, net cash provided by financing activities represents net transfers from and to former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary.
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
At both September 30, 2015 and June 30, 2015, we had no short-term borrowings under the primary facility and $0.3 million in letters of credit against the primary credit facility.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2015.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of September 30, 2015, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.5 million at September 30, 2015 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2015 or June 30, 2015. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of September 30, 2015 or June 30, 2015. These foreign credit facilities can be canceled at any time by either the bank or us.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $59.7 million at September 30, 2015. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We are investing in an expansion of our manufacturing capacity in Europe that began in fiscal year 2015 with a greenfield startup facility in Romania, which is expected to be complete in the first half of this fiscal year. Operations at the Romania facility are anticipated to begin this mid-fiscal year.
At September 30, 2015, our capital expenditure commitments were approximately $14 million, consisting primarily of commitments for manufacturing equipment in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At September 30, 2015, our foreign operations held cash totaling $24.5 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase program up to $20 million of common stock. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity.
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
Fair Value
During the first quarter of fiscal year 2016, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2015.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The Peoples Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2015, the drafts transferred and outstanding totaled $2.2 million. No transferee has exercised their recourse rights against us.

We also have standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the banker’s acceptance drafts and Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Kimball Electronics’ Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2015.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, realizing benefits from the spin-off from Kimball International, Inc., adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2015.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
July 1, 2015 - July 31, 2015	—	—	—	—
August 1, 2015 - August 31, 2015	77,808(1)	$11.53	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	77,808	$11.53	—	—
(1) Represents shares surrendered to us by employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.
(2) As of September 30, 2015, we had no share repurchase programs authorized by our Board of Directors. On October 21, 2015, our Board of Directors approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)

10.1*+	Summary of Director and Named Executive Compensation

31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 5, 2015

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 5, 2015

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)
10.1*+	Summary of Director and Named Executive Compensation
31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
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