Form 10-Q
period 2015-12-31
Kimball Electronics, Inc.
filed 2016-02-04
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 25, 2016 was 28,940,961 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$60,499	$65,180
Receivables, net of allowances of $140 and $236, respectively	134,451	139,892
Inventories	127,876	125,198
Prepaid expenses and other current assets	23,716	23,922
Total current assets	346,542	354,192
Property and Equipment, net of accumulated depreciation of $156,014 and $151,504, respectively	115,148	106,779
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $25,368 and $24,952, respectively	4,985	4,509
Other Assets	14,724	15,213
Total Assets	$483,963	$483,257

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$130,958	$133,409
Borrowings under credit facilities	3,000	—
Accrued expenses	21,764	26,545
Total current liabilities	155,722	159,954
Other long-term liabilities	11,199	10,854
Total Liabilities	166,921	170,808
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 and 29,172,000, respectively	—	—
Additional paid-in capital	300,351	298,491
Retained earnings	35,244	26,205
Accumulated other comprehensive loss	(14,354)	(12,247)
Treasury stock, at cost:
Shares: 373,000 and none, respectively	(4,199)	—
Total Share Owners’ Equity	317,042	312,449
Total Liabilities and Share Owners’ Equity	$483,963	$483,257

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2015	2014	2015	2014
Net Sales	$207,129	$207,563	$407,547	$411,366
Cost of Sales	191,014	189,705	376,152	375,605
Gross Profit	16,115	17,858	31,395	35,761
Selling and Administrative Expenses	9,182	9,161	17,541	19,277
Operating Income	6,933	8,697	13,854	16,484
Other Income (Expense):
Interest income	12	8	24	12
Interest expense	(4)	(1)	(5)	(5)
Non-operating income (expense), net	(596)	147	(1,273)	(350)
Other income (expense), net	(588)	154	(1,254)	(343)
Income Before Taxes on Income	6,345	8,851	12,600	16,141
Provision for Income Taxes	1,781	2,622	3,561	4,521
Net Income	$4,564	$6,229	$9,039	$11,620

Earnings Per Share of Common Stock:
Basic	$0.16	$0.21	$0.31	$0.40
Diluted	$0.16	$0.21	$0.31	$0.40

Average Number of Shares Outstanding:
Basic	29,228	29,162	29,260	29,153
Diluted	29,278	29,294	29,350	29,317

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,564			$6,229
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,144)	$—	$(2,144)	$(2,925)	$(16)	$(2,941)
Postemployment severance actuarial change	154	(59)	95	141	(55)	86
Derivative gain (loss)	579	(60)	519	(347)	293	(54)
Reclassification to (earnings) loss:
Derivatives	813	(279)	534	(749)	98	(651)
Amortization of prior service costs	—	—	—	10	(3)	7
Amortization of actuarial change	(65)	26	(39)	(41)	17	(24)
Other comprehensive income (loss)	$(663)	$(372)	$(1,035)	$(3,911)	$334	$(3,577)
Total comprehensive income			$3,529			$2,652

	Six Months Ended			Six Months Ended
	December 31, 2015			December 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,039			$11,620
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,920)	$—	$(1,920)	$(8,511)	$(16)	$(8,527)
Postemployment severance actuarial change	268	(103)	165	248	(95)	153
Derivative gain (loss)	(1,927)	637	(1,290)	1,884	(61)	1,823
Reclassification to (earnings) loss:
Derivatives	1,591	(594)	997	(2,103)	369	(1,734)
Amortization of prior service costs	28	(10)	18	20	(7)	13
Amortization of actuarial change	(128)	51	(77)	(45)	18	(27)
Other comprehensive income (loss)	$(2,088)	$(19)	$(2,107)	$(8,507)	$208	$(8,299)
Total comprehensive income			$6,932			$3,321

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2015	2014
Cash Flows From Operating Activities:
Net income	$9,039	$11,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,779	9,817
Gain on sales of assets	(150)	(85)
Deferred income tax and other deferred charges	3,312	(713)
Stock-based compensation	1,916	2,149
Excess tax benefits from stock-based compensation	(203)	—
Other, net	95	73
Change in operating assets and liabilities:
Receivables	2,967	(9,172)
Inventories	(3,206)	(10,225)
Prepaid expenses and other current assets	(2,664)	(1,722)
Accounts payable	(189)	6,560
Accrued expenses	(4,377)	(4,761)
Net cash provided by operating activities	16,319	3,541
Cash Flows From Investing Activities:
Capital expenditures	(18,579)	(13,962)
Proceeds from sales of assets	175	238
Purchases of capitalized software	(907)	(2,917)
Other, net	49	52
Net cash used for investing activities	(19,262)	(16,589)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	3,000	—
Excess tax benefits from stock-based compensation	203	—
Repurchases of common stock	(3,499)	—
Repurchase of employee shares for tax withholding	(897)	—
Net transfers from Kimball International, Inc.	—	50,295
Debt issuance costs	—	(123)
Net cash (used for) provided by financing activities	(1,193)	50,172
Effect of Exchange Rate Change on Cash and Cash Equivalents	(545)	(1,720)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,681)	35,404
Cash and Cash Equivalents at Beginning of Period	65,180	26,260
Cash and Cash Equivalents at End of Period	$60,499	$61,664
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,034	$3,235
Interest expense	$1	$5
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us” or “our”) is a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2015 and June 30, 2015, results of operations for the three and six months ended December 31, 2015 and 2014, and cash flows for the six months ended December 31, 2015 and 2014. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2015 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
The Condensed Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, or cash flows would have been had the Company operated as a stand-alone public company for the periods prior to the spin-off. Note 2 - Related Party Transactions of Notes to Condensed Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
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

In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2015 and 2014, respectively, we sold, without recourse, $60.2 million and $65.1 million of accounts receivable. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $2.9 million at December 31, 2015 and $4.3 million at June 30, 2015, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Foreign currency/derivative gain (loss)	$(731)	$96	$(955)	$(231)
Gain (loss) on supplemental employee retirement plan investments	258	142	(196)	49
Other	(123)	(91)	(122)	(168)
Non-operating income (expense), net	$(596)	$147	$(1,273)	$(350)
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

New Accounting Standards:
In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance for the Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including, among other items: requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk; and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance is effective for our fiscal year 2020 annual financial statements and interim periods for our fiscal year 2021. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. The guidance is effective for our fiscal year 2019 annual financial statements and interim periods within annual periods for our fiscal year 2020, with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance offers two acceptable adoption methods: (i) retrospective adoption to all periods presented; or (ii) prospective adoption to all deferred tax liabilities and assets. We do not expect the adoption of this standard will have a material effect on our financial position, results of operations, or cash flows.
In July 2015, the FASB issued guidance on Simplifying the Measurement of Inventory. The guidance amends the subsequent measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. Under the current guidance, market value could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Within the scope of the new guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for our fiscal year 2018 financial statements. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective for our fiscal year 2016 annual financial statements. As we currently do not have discontinued operations or had any significant disposals during the six-month period ended December 31, 2015, we do not expect the adoption to have a material effect on our consolidated financial statements.
Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $1.5 million and $4.5 million for the three and six months ended December 31, 2014, respectively. Additionally, former Parent charged us approximately $0.4 million and $2.1 million for the three and six months ended December 31, 2014, respectively, for corporate incentive plan expenses, including stock-based compensation. These costs which were charged through October 31, 2014, the spin-off date, are primarily included in Selling and Administrative Expenses.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us through the spin-off date. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods prior to the spin-off.
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of December 31, 2015 and June 30, 2015, the Company has a receivable from Kimball International recorded for $0.8 million, of which $0.6 million is a long-term receivable and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from federal and state research and development tax credits.
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

Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2015	June 30, 2015
Finished products	$22,558	$21,415
Work-in-process	10,859	13,029
Raw materials	94,459	90,754
Total inventory	$127,876	$125,198

Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	(1,920)	(1,290)	—	165	(3,045)
Reclassification to (earnings) loss	—	997	18	(77)	938
Net current-period other comprehensive income (loss)	(1,920)	(293)	18	88	(2,107)
Balance at December 31, 2015	$(11,033)	$(3,850)	$—	$529	$(14,354)

Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(8,527)	1,823	—	153	(6,551)
Reclassification to (earnings) loss	—	(1,734)	13	(27)	(1,748)
Net current-period other comprehensive income (loss)	(8,527)	89	13	126	(8,299)
Balance at December 31, 2014	$(3,602)	$(3,317)	$(22)	$261	$(6,680)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Derivative gain (loss) (1)	$(813)	$173	$(1,590)	$379	Cost of Sales
	—	576	(1)	1,724	Non-operating income (expense), net
	279	(98)	594	(369)	Benefit (Provision) for Income Taxes
	$(534)	$651	$(997)	$1,734	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$—	$(6)	$(16)	$(13)	Cost of Sales
	—	(4)	(12)	(7)	Selling and Administrative Expenses
	—	3	10	7	Benefit (Provision) for Income Taxes
	$—	$(7)	$(18)	$(13)	Net of Tax

Amortization of actuarial gain (loss) (2)	$37	$25	$73	$28	Cost of Sales
	28	16	55	17	Selling and Administrative Expenses
	(26)	(17)	(51)	(18)	Benefit (Provision) for Income Taxes
	$39	$24	$77	$27	Net of Tax

Total reclassifications for the period	$(495)	$668	$(938)	$1,748	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of December 31, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We are not aware of circumstances that would require us to perform under any of these arrangements. We believe that the resolution of any claims related to these standby letters of credit that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of December 31, 2015 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The Peoples Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At December 31, 2015, the drafts transferred and outstanding totaled $1.2 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2015	2014
Product warranty liability at the beginning of the period	$621	$911
Additions to warranty accrual (including changes in estimates)	220	408
Settlements made (in cash or in kind)	(88)	(751)
Product warranty liability at the end of the period	$753	$568
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2015.
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
As of December 31, 2015 and June 30, 2015, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$16,986	$—	$16,986
Derivatives: foreign exchange contracts	—	711	711
Trading securities: mutual funds held in nonqualified SERP	5,877	—	5,877
Total assets at fair value	$22,863	$711	$23,574
Liabilities
Derivatives: foreign exchange contracts	$—	$2,193	$2,193
Total liabilities at fair value	$—	$2,193	$2,193

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$28,722	$—	$28,722
Derivatives: foreign exchange contracts	—	3,004	3,004
Trading securities: mutual funds held in nonqualified SERP	5,813	—	5,813
Total assets at fair value	$34,535	$3,004	$37,539
Liabilities
Derivatives: foreign exchange contracts	$—	$2,318	$2,318
Total liabilities at fair value	$—	$2,318	$2,318
We had no Level 3 assets or liabilities during the six months ended December 31, 2015.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2015, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $28.9 million and to hedge currencies against the Euro in the aggregate notional amount of 62.6 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2015, we estimate a $0.8 million pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2015 and June 30, 2015.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2015	June 30, 2015	Balance Sheet Location	December 31, 2015	June 30, 2015
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$492	$1,255	Accrued expenses	$2,064	$2,143

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	219	1,749	Accrued expenses	129	175
Total derivatives		$711	$3,004		$2,193	$2,318

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$579	$(347)	$(1,927)	$1,884

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(813)	$173	$(1,590)	$379
Foreign exchange contracts	Non-operating income (expense)	—	577	—	1,725
Total		$(813)	$750	$(1,590)	$2,104

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$(1)	$(1)	$(1)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$599	$117	$562	$1,041

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(214)	$866	$(1,029)	$3,144

Note 8. Investments
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”), similar to former Parent’s plan, for executive and other key employees. Subsequent to the spin-off, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to the Company sponsored SERP. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the six months ended December 31, 2015 and 2014 was, in thousands, $30 and $(156), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2015	June 30, 2015
SERP investments - current asset	$199	$192
SERP investments - other long-term asset	5,678	5,621
Total SERP investments	$5,877	$5,813

SERP obligation - current liability	$199	$192
SERP obligation - other long-term liability	5,678	5,621
Total SERP obligation	$5,877	$5,813

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
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Service cost	$84	$84	$170	$148
Interest cost	13	14	27	22
Amortization of prior service costs	—	10	28	20
Amortization of actuarial gain	(65)	(41)	(128)	(45)
Net periodic benefit cost	$32	$67	$97	$145
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
During the first six months of fiscal year 2016, the following stock compensation was awarded under the Plan to non-employee members of the Company’s Board of Directors.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value
Unrestricted shares (director compensation)	2nd Quarter	47,262	$10.94
(1) Unrestricted shares which were awarded to non-employee members of the Company’s Board of Directors as compensation for the portion of director’s fees prescribed to be paid in unrestricted shares in addition to the portion of director’s fees to be paid in unrestricted shares as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
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
On October 21, 2015, the Company’s Board of Directors authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. The Company repurchased $3.8 million of common stock under the Plan during the quarter ended December 31, 2015 at an average cost of $11.22 per share.
During the six months ended December 31, 2015, the Company acquired an additional 78 thousand shares of its common stock, recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheet. These shares were not acquired in open market purchases as part of the Plan but were acquired in connection with automatically withholding shares from employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.
Prior to the spin-off, Share Owners’ Equity included a Net Parent investment component that represented former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in-capital. During the six months ended December 31, 2014, Net contribution from Parent was $45.7 million, which included non-cash net transfers to Parent of $4.6 million, and was recorded in Additional paid-in capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Basic and Diluted Earnings Per Share:
Net Income	$4,564	$6,229	$9,039	$11,620
Basic weighted average common shares outstanding	29,228	29,162	29,260	29,153
Dilutive effect of average outstanding performance shares	50	132	90	164
Dilutive weighted average shares outstanding	29,278	29,294	29,350	29,317

Earnings Per Share of Common Stock:
Basic	$0.16	$0.21	$0.31	$0.40
Diluted	$0.16	$0.21	$0.31	$0.40
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent” or “Kimball International”) into two independent publicly-traded companies. Prior to the spin-off, the Condensed Consolidated Financial Statements presented herein, and discussed below, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services through October 31, 2014, the spin-off date. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company.
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
We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space.  We expect to continue to effectively operate in this market space.  Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects.  This characteristic of the contract electronics marketplace is expected to continue, which will allow us to effectively compete in the same manner as we did prior to becoming an independent company.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
The January 2015 edition of the Manufacturing Market Insider published by New Venture Research provided an outlook for the coming years. The publication suggested that the worldwide semiconductor capital spending is an indicator for the EMS industry. As noted in the publication, Gartner, a market research company, projected flat growth for 2015 and 2016, but 7% or greater growth for 2017 and 2018. The Company does not directly serve the semiconductor market; however, it may be indicative of the end market demand for products utilizing electronic components. The December 2015 edition of the Manufacturing Market Insider indicated leading EMS companies experienced revenue growth of 5.4% in the first nine months of calendar year 2015. The Company experienced revenue growth of approximately 3% during the first nine months of calendar year 2015.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from relative strength in the China and U.S. markets, while demand in Europe is stable.  The industrial market has been impacted by lower end market demand for climate control products; however, we are seeing increased demand for smart metering and energy efficient lighting. We are seeing demand in the public safety market stabilize. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2015.

	Six Months Ended
	December 31
Customer Service Years	2015	2014
10+ Years
% of Net Sales	54%	51%
# of Customers	23	20
5+ to 10 Years
% of Net Sales	38%	36%
# of Customers	27	26
0 to 5 Years
% of Net Sales	8%	13%
# of Customers	23	24
Total
% of Net Sales	100%	100%
# of Customers	73	70

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

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

Financial Overview

	At or for the Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$207.1		$207.6		—%
Gross Profit	$16.1	7.8%	$17.9	8.6%	(10)%
Selling and Administrative Expenses	$9.2	4.5%	$9.2	4.4%	—%
Operating Income	$6.9	3.3%	$8.7	4.2%	(20)%
Net Income	$4.6		$6.2		(27)%
Diluted Earnings per Share	$0.16		$0.21
Open Orders	$169.6		$164.6		3%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2015	as a % of Net Sales	2014	as a % of Net Sales	% Change
Net Sales	$407.5		$411.4		(1)%
Gross Profit	$31.4	7.7%	$35.8	8.7%	(12)%
Selling and Administrative Expenses	$17.5	4.3%	$19.3	4.7%	(9)%
Operating Income	$13.9	3.4%	$16.5	4.0%	(16)%
Net Income	$9.0		$11.6		(22)%
Diluted Earnings per Share	$0.31		$0.40

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Automotive	$82.6	$73.9	12%	$154.6	$145.1	7%
Medical	60.0	62.3	(4)%	118.5	123.9	(4)%
Industrial	42.8	49.9	(14)%	92.2	103.5	(11)%
Public Safety	15.9	16.9	(5)%	32.4	31.1	4%
Other	5.8	4.6	25%	9.8	7.8	25%
Total Net Sales	$207.1	$207.6	—%	$407.5	$411.4	(1)%

Second quarter and year-to-date fiscal year 2016 total net sales decreased slightly compared to the second quarter and year-to-date period of fiscal year 2015 as declines driven by the Johnson Controls, Inc. (“JCI”) exit and foreign exchange fluctuations were partially offset by new product awards and overall increased demand from existing customers.
Sales to customers in the automotive market experienced double-digit sales growth in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 and single-digit growth in the first half of fiscal year 2016 compared to the first half of the prior fiscal year, which was driven by demand in all markets, particularly China, despite the anticipated decline in net sales to JCI. Sales to customers in the medical market declined slightly overall due to fluctuating demand within various medical programs. Sales to customers in the industrial market declined largely due to lower end market demand. Sales to customers in the public safety market declined in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 primarily due to reduced demand for certain military products but improved during the first half of fiscal year 2016 when compared to the first half of fiscal year 2015 on increased demand for existing products and new product awards.
Open orders were up 3% as of December 31, 2015 compared to December 31, 2014. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Second quarter and year-to-date fiscal year 2016 gross profit as a percent of net sales declined when compared to the second quarter and year-to-date period of fiscal year 2015 in part due to the foreign exchange fluctuations, costs associated with new product introductions, and higher healthcare costs in the U.S.
Selling and administrative expenses were relatively flat in both absolute dollars and as a percent of net sales in the second quarter of fiscal year 2016 when compared to the second quarter of fiscal year 2015. The favorable impact from not having spin-off expenses in the second quarter of fiscal year 2016, which were $1.3 million in the second quarter of fiscal year 2015, was offset primarily by incremental costs related to our Romania greenfield start-up and higher labor costs.
For the first half of fiscal year 2016, the selling and administrative expenses decreased in both absolute dollars and as a percent of net sales when compared to the first half of fiscal year 2015. The favorable impact to selling and administrative expenses from not having charges and allocations from former Parent and lower spin-off expenses in the first half of fiscal year 2016 compared to the first half of fiscal year 2015 was greater than the increase in costs associated with being an independent publicly traded company, including increased employee salary costs, and the incremental costs related to our Romania greenfield start-up. Spin-off expenses in the first half of fiscal year 2016 were $0.1 million compared to $2.2 million in the first half of fiscal year 2015.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Interest income	$12	$8	$24	$12
Interest expense	(4)	(1)	(5)	(5)
Foreign currency/derivative gain (loss)	(731)	96	(955)	(231)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	258	142	(196)	49
Other	(123)	(91)	(122)	(168)
Other income (expense), net	$(588)	$154	$(1,254)	$(343)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income. The Foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2015		December 31, 2014
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income (Loss) Before Taxes	Effective Tax Rate
United States	$1,922	24.0%	$(1,210)	10.9%
Foreign	10,678	29.0%	17,351	26.8%
Total	$12,600	28.3%	$16,141	28.0%
The effective tax rate for the first six months of fiscal year 2016 was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. In December 2015, the United States permanently extended the research and development tax credit retroactive to calendar year 2015, which resulted in a $0.3 million tax benefit recorded in the first six months of fiscal year 2016. The effective tax rate for the first six months of fiscal year 2015 was unfavorably impacted by the spin-off expenses which were primarily nondeductible in the U.S. and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. In addition, the United States extended the research and development tax credit in December 2014 retroactively for calendar year 2014, which resulted in a $0.2 million tax benefit recorded in the first six months of fiscal year 2015. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to Philips, ZF TRW, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Philips	15%	16%	14%	16%
ZF TRW	10%	8%	10%	8%
Nexteer Automotive	10%	7%	9%	6%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $1.3 million in the second quarter of fiscal year 2015 and approximately $5.9 million in the six months ended December 31, 2014, declined for the remainder of fiscal year 2015 as certain JCI programs reached end-of-life. In addition, due to available capacity, JCI decided to in-source other programs that were manufactured by us which accounted for approximately $6.3 million in sales in the second quarter of fiscal year 2015 and approximately $13.4 million in the six months ended December 31, 2014. The transition to JCI’s in-sourcing occurred in stages, starting in our fourth quarter of fiscal year 2014, with the transition substantially completed during fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximated the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.
Comparing the balance sheet as of December 31, 2015 to June 30, 2015, accounts receivable decreased $5.4 million primarily due to an overall decline in net sales and improved collections with several customers. Our property and equipment, net increased $8.4 million primarily due to expenditures for manufacturing equipment, including equipment to support new business awards, and our greenfield start-up facility in Romania. Our accrued expenses balance decreased $4.8 million primarily due to a significant portion of accrued incentive compensation payments occurring during the first half of the fiscal year. Borrowings under credit facilities has a balance of $3.0 million at December 31, 2015 due to borrowings on our credit facility for our China operation. Treasury stock, at cost, has a balance of $4.2 million at December 31, 2015 primarily from repurchases of our common stock under an authorized stock repurchase plan.
Liquidity and Capital Resources
Working capital at December 31, 2015 was $190.8 million compared to working capital of $194.2 million at June 30, 2015. The current ratio was 2.2 at both December 31, 2015 and June 30, 2015.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month period ended December 31, 2015 and December 31, 2014 was 58.7 days and 58.4 days, respectively. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Beginning in the fourth quarter of fiscal year 2015, our China operation, in limited circumstances, has agreed to accept banker’s acceptance drafts as payment for their trade accounts receivable. These drafts, which totaled $2.9 million and $4.3 million at December 31, 2015 and June 30, 2015, respectively, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month period ended December 31, 2015 increased to 63.6 days from 60.1 days for the six-month period ended December 31, 2014 partly due to the increased inventory associated with new product introductions. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $117.1 million at December 31, 2015 and $125.1 million at June 30, 2015.

Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2016 and 2015.

	Six Months Ended
	December 31
(Amounts in thousands)	2015	2014
Net cash provided by operating activities	$16,319	$3,541
Net cash used for investing activities	$(19,262)	$(16,589)
Net cash (used for) provided by financing activities	$(1,193)	$50,172
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal years 2016 and 2015 was primarily driven by net income adjusted for non-cash items. Changes in working capital used $7.5 million of cash in the first six months of fiscal year 2016 and $19.3 million of cash in the first six months of fiscal year 2015.
The usage of $7.5 million cash from changes in working capital balances in the first six months of fiscal year 2016 was primarily due to fluctuations in our inventory, prepaid expenses and other current assets, and accrued expenses. An increase in inventory used cash of $3.2 million primarily from new product introductions, anticipation of production at our Romania greenfield start-up facility, and customer demand fluctuations. An increase in certain prepaid expenses and other current assets used cash of $2.7 million primarily due to an increase in taxes refundable. A decrease in accrued expenses used cash of $4.4 million primarily due to a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting these usages was a decrease in accounts receivable which provided cash of $3.0 million resulting primarily from the overall decline in net sales, from the maturity or discounting of banker’s acceptance drafts during the first half of fiscal year 2016, and the improved collections with several customers.
The $19.3 million usage of cash from changes in working capital balances in the first half of fiscal year 2015 was primarily due to fluctuations in our accounts receivable, inventory, accounts payable, and accrued expenses. An increase in accounts receivable used cash of $9.2 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $10.2 million primarily to support the increased volumes. A decrease in accrued expenses used cash of $4.8 million primarily due to accrued incentive compensation being paid during the first half of fiscal year 2015. Partially offsetting these usages was an increase in accounts payable which provided cash of $6.6 million related to the increased inventory purchases.
Cash Flows from Investing Activities
For the first six months of fiscal years 2016 and 2015, net cash used for investing activities was $19.3 million and $16.6 million, respectively. During the first six months of fiscal year 2016, we reinvested $19.5 million into capital investments for the future with the largest expenditures for manufacturing equipment, including equipment to support new business awards, and our greenfield start-up facility in Romania. During the first six months of fiscal year 2015, we reinvested $16.9 million into capital investments primarily for manufacturing equipment.
Cash Flows from Financing Activities
For the first six months of fiscal years 2016, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and amounts related to the issuance of performance shares to officers and other key employees, offset by borrowings on our China credit facility for working capital purposes. For the first six months of fiscal year 2015, net cash provided by financing activities represents net transfers from former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
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
At December 31, 2015, we had no short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary credit facility. At June 30, 2015, we had no short-term borrowings under the primary facility and $0.3 million in letters of credit against the primary credit facility.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2015.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of December 31, 2015, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.5 million at December 31, 2015 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2015 or June 30, 2015. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had $3.0 million borrowings outstanding under this foreign credit facility as of December 31, 2015 and no borrowings outstanding under this foreign credit facility as of June 30, 2015. These foreign credit facilities can be canceled at any time by either the bank or us.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $56.6 million at December 31, 2015. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We are investing in an expansion of our manufacturing capacity in Europe that began in fiscal year 2015 with a greenfield start-up facility in Romania, the construction of which was completed in the second quarter of fiscal year 2016. Operations at the Romania facility are anticipated to begin the second half of the fiscal year.
At December 31, 2015, our capital expenditure commitments were approximately $9 million, consisting primarily of commitments for manufacturing equipment in anticipation of future growth, including new program wins, and for our new Romania operation. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At December 31, 2015, our foreign operations held cash totaling $42.5 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase program up to $20 million of common stock. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company repurchased $3.8 million of common stock under the Plan through December 31, 2015.
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
Fair Value
During the second quarter of fiscal year 2016, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The Peoples Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At December 31, 2015, the drafts transferred and outstanding totaled $1.2 million. No transferee has exercised their recourse rights against us.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2015 - October 31, 2015	—	$—	—	$20,000,000
November 1, 2015 - November 30, 2015	125,566	$10.96	125,566	$18,623,410
December 1, 2015 - December 31, 2015	217,332	$11.36	217,332	$16,153,512
Total	342,898	$11.22	342,898
(1) On October 21, 2015, our Board of Directors approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock.

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
February 4, 2016

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 4, 2016

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