Form 10-Q
period 2016-03-31
Kimball Electronics, Inc.
filed 2016-05-05
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 25, 2016 was 28,492,862 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$59,826	$65,180
Receivables, net of allowances of $582 and $236, respectively	147,879	139,892
Inventories	132,077	125,198
Prepaid expenses and other current assets	26,532	23,922
Total current assets	366,314	354,192
Property and Equipment, net of accumulated depreciation of $159,853 and $151,504, respectively	118,518	106,779
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $25,584 and $24,952, respectively	4,841	4,509
Other Assets	16,524	15,213
Total Assets	$508,761	$483,257

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Accounts payable	$145,210	$133,409
Borrowings under credit facilities	3,000	—
Accrued expenses	24,472	26,545
Total current liabilities	172,682	159,954
Other long-term liabilities	11,381	10,854
Total Liabilities	184,063	170,808
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 and 29,172,000, respectively	—	—
Additional paid-in capital	300,966	298,491
Retained earnings	42,721	26,205
Accumulated other comprehensive loss	(10,436)	(12,247)
Treasury stock, at cost:
Shares: 776,000 and none, respectively	(8,553)	—
Total Share Owners’ Equity	324,698	312,449
Total Liabilities and Share Owners’ Equity	$508,761	$483,257

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2016	2015	2016	2015
Net Sales	$214,111	$206,858	$621,658	$618,224
Cost of Sales	197,926	187,905	574,078	563,510
Gross Profit	16,185	18,953	47,580	54,714
Selling and Administrative Expenses	9,107	8,132	26,648	27,409
Operating Income	7,078	10,821	20,932	27,305
Other Income (Expense):
Interest income	23	10	47	22
Interest expense	(24)	—	(29)	(5)
Non-operating income (expense), net	234	(896)	(1,039)	(1,246)
Other income (expense), net	233	(886)	(1,021)	(1,229)
Income Before Taxes on Income	7,311	9,935	19,911	26,076
Provision (Benefit) for Income Taxes	(166)	2,744	3,395	7,265
Net Income	$7,477	$7,191	$16,516	$18,811

Earnings Per Share of Common Stock:
Basic	$0.26	$0.25	$0.57	$0.65
Diluted	$0.26	$0.25	$0.57	$0.64

Average Number of Shares Outstanding:
Basic	28,771	29,172	29,097	29,159
Diluted	28,860	29,318	29,211	29,344

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,477			$7,191
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,283	$—	$3,283	$(7,955)	$—	$(7,955)
Postemployment severance actuarial change	183	(71)	112	201	(76)	125
Derivative gain (loss)	(109)	(5)	(114)	4,537	(761)	3,776
Reclassification to (earnings) loss:
Derivatives	1,019	(343)	676	(2,155)	312	(1,843)
Amortization of prior service costs	—	—	—	6	(2)	4
Amortization of actuarial change	(65)	26	(39)	(44)	18	(26)
Other comprehensive income (loss)	$4,311	$(393)	$3,918	$(5,410)	$(509)	$(5,919)
Total comprehensive income			$11,395			$1,272

	Nine Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$16,516			$18,811
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,363	$—	$1,363	$(16,466)	$(16)	$(16,482)
Postemployment severance actuarial change	451	(174)	277	449	(171)	278
Derivative gain (loss)	(2,036)	632	(1,404)	6,421	(822)	5,599
Reclassification to (earnings) loss:
Derivatives	2,610	(937)	1,673	(4,258)	681	(3,577)
Amortization of prior service costs	28	(10)	18	26	(9)	17
Amortization of actuarial change	(193)	77	(116)	(89)	36	(53)
Other comprehensive income (loss)	$2,223	$(412)	$1,811	$(13,917)	$(301)	$(14,218)
Total comprehensive income			$18,327			$4,593

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2016	2015
Cash Flows From Operating Activities:
Net income	$16,516	$18,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,336	14,649
Gain on sales of assets	(137)	(46)
Deferred income tax and other deferred charges	3,614	(1,867)
Stock-based compensation	2,662	2,719
Excess tax benefits from stock-based compensation	(203)	—
Other, net	154	193
Change in operating assets and liabilities:
Receivables	(8,836)	(14,799)
Inventories	(6,178)	(10,395)
Prepaid expenses and other current assets	(6,479)	(1,698)
Accounts payable	14,858	6,661
Accrued expenses	(2,278)	(2,978)
Net cash provided by operating activities	28,029	11,250
Cash Flows From Investing Activities:
Capital expenditures	(27,117)	(19,450)
Proceeds from sales of assets	200	282
Purchases of capitalized software	(960)	(3,551)
Other, net	71	51
Net cash used for investing activities	(27,806)	(22,668)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	3,000	—
Excess tax benefits from stock-based compensation	203	—
Repurchases of common stock	(7,982)	—
Repurchase of employee shares for tax withholding	(897)	—
Net transfers from Kimball International, Inc.	—	50,295
Debt issuance costs	—	(123)
Net cash (used for) provided by financing activities	(5,676)	50,172
Effect of Exchange Rate Change on Cash and Cash Equivalents	99	(3,344)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,354)	35,410
Cash and Cash Equivalents at Beginning of Period	65,180	26,260
Cash and Cash Equivalents at End of Period	$59,826	$61,670
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$6,677	$8,223
Interest expense	$1	$5
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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2016 and June 30, 2015, results of operations for the three and nine months ended March 31, 2016 and 2015, and cash flows for the nine months ended March 31, 2016 and 2015. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2015 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
The Condensed Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, these financial statements do not purport to reflect what the results of operations, comprehensive income, or cash flows would have been had the Company operated as a stand-alone public company for the periods prior to the spin-off. Note 2 - Related Party Transactions of Notes to Condensed Consolidated Financial Statements provides information regarding cost allocations.
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

In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2016 and 2015, respectively, we sold, without recourse, $93.1 million and $100.1 million of accounts receivable. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.4 million at March 31, 2016 and $4.3 million at June 30, 2015, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Foreign currency/derivative gain (loss)	$336	$(920)	$(619)	$(1,151)
Gain (loss) on supplemental employee retirement plan investments	26	154	(170)	203
Other	(128)	(130)	(250)	(298)
Non-operating income (expense), net	$234	$(896)	$(1,039)	$(1,246)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. During the quarter ended March 31, 2016, we recognized a $1.8 million discrete foreign tax benefit as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of our Romania subsidiary.
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

New Accounting Standards:
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including the treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. The new guidance is effective for our fiscal year 2019 annual financial statements. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In February 2016, the FASB issued guidance on leases. The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases with terms of more than 12 months. Under the current guidance, only capital leases are recognized on the balance sheet. The new guidance requires additional qualitative and quantitative disclosures. The new guidance is effective for our fiscal year 2020 financial statements. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. The guidance is effective for our fiscal year 2019 annual financial statements and interim periods within annual periods for our fiscal year 2020, with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance offers two acceptable adoption methods: (i) retrospective adoption to all periods presented; or (ii) prospective adoption to all deferred tax liabilities and assets. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations, or cash flows.
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

Note 2. Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Condensed Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. For the nine months ended March 31, 2015, former Parent charged us approximately $4.5 million for such services and indirect general and corporate overhead expenses and, additionally, approximately $2.1 million for corporate incentive plan expenses, including stock-based compensation. These costs which were charged through October 31, 2014, the spin-off date, are primarily included in Selling and Administrative Expenses.
We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us through the spin-off date. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods prior to the spin-off.
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of March 31, 2016 and June 30, 2015, the Company has a receivable from Kimball International recorded for $0.7 million and $0.8 million, respectively. As of both March 31, 2016 and June 30, 2015, $0.6 million of the receivable from Kimball International is a long-term receivable and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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
Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2016	June 30, 2015
Finished products	$21,389	$21,415
Work-in-process	12,464	13,029
Raw materials	98,224	90,754
Total inventory	$132,077	$125,198

Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	1,363	(1,404)	—	277	236
Reclassification to (earnings) loss	—	1,673	18	(116)	1,575
Net current-period other comprehensive income (loss)	1,363	269	18	161	1,811
Balance at March 31, 2016	$(7,750)	$(3,288)	$—	$602	$(10,436)

Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(16,482)	5,599	—	278	(10,605)
Reclassification to (earnings) loss	—	(3,577)	17	(53)	(3,613)
Net current-period other comprehensive income (loss)	(16,482)	2,022	17	225	(14,218)
Balance at March 31, 2015	$(11,557)	$(1,384)	$(18)	$360	$(12,599)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Derivative gain (loss) (1)	$(1,019)	$285	$(2,609)	$664	Cost of Sales
	—	1,870	(1)	3,594	Non-operating income (expense), net
	343	(312)	937	(681)	Benefit (Provision) for Income Taxes
	$(676)	$1,843	$(1,673)	$3,577	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$—	$(4)	$(16)	$(17)	Cost of Sales
	—	(2)	(12)	(9)	Selling and Administrative Expenses
	—	2	10	9	Benefit (Provision) for Income Taxes
	$—	$(4)	$(18)	$(17)	Net of Tax

Amortization of actuarial gain (loss) (2)	$36	$27	$109	$55	Cost of Sales
	29	17	84	34	Selling and Administrative Expenses
	(26)	(18)	(77)	(36)	Benefit (Provision) for Income Taxes
	$39	$26	$116	$53	Net of Tax

Total reclassifications for the period	$(637)	$1,865	$(1,575)	$3,613	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2016, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We are not aware of circumstances that would require us to perform under any of these arrangements. We believe that the resolution of any claims related to these standby letters of credit that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2016 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2016, the drafts transferred and outstanding totaled $2.5 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2016	2015
Product warranty liability at the beginning of the period	$621	$911
Additions to warranty accrual (including changes in estimates)	167	735
Settlements made (in cash or in kind)	(113)	(756)
Product warranty liability at the end of the period	$675	$890
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2016. There were also no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2016.
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
As of March 31, 2016 and June 30, 2015, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$29,443	$—	$29,443
Derivatives: foreign exchange contracts	—	1,308	1,308
Trading securities: mutual funds held in nonqualified SERP	5,969	—	5,969
Total assets at fair value	$35,412	$1,308	$36,720
Liabilities
Derivatives: foreign exchange contracts	$—	$2,698	$2,698
Total liabilities at fair value	$—	$2,698	$2,698

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$28,722	$—	$28,722
Derivatives: foreign exchange contracts	—	3,004	3,004
Trading securities: mutual funds held in nonqualified SERP	5,813	—	5,813
Total assets at fair value	$34,535	$3,004	$37,539
Liabilities
Derivatives: foreign exchange contracts	$—	$2,318	$2,318
Total liabilities at fair value	$—	$2,318	$2,318
We had no level 3 assets or liabilities during the nine months ended March 31, 2016.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account non-performance risk
Borrowings under credit facilities	2	Market - Based on observable market rates taking into account Kimball Electronics’ non-performance risk
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2016, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $27.6 million and to hedge currencies against the Euro in the aggregate notional amount of 60.9 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2016, we estimate a $1.6 million pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2016 and June 30, 2015.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2016	June 30, 2015	Balance Sheet Location	March 31, 2016	June 30, 2015
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$751	$1,255	Accrued expenses	$1,641	$2,143

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	557	1,749	Accrued expenses	1,057	175
Total derivatives		$1,308	$3,004		$2,698	$2,318

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(109)	$4,537	$(2,036)	$6,421

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2016	2015	2016	2015
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(1,019)	$285	$(2,609)	$664
Foreign exchange contracts	Non-operating income (expense)	—	1,870	—	3,595
Total		$(1,019)	$2,155	$(2,609)	$4,259

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$(1)	$(1)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(911)	$965	$(349)	$2,006

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,930)	$3,120	$(2,959)	$6,264

Note 8. Investments
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”), similar to former Parent’s plan, for executive and other key employees. Subsequent to the spin-off, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to the Company sponsored SERP. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the nine months ended March 31, 2016 and 2015 was, in thousands, $19 and $(13), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2016	June 30, 2015
SERP investments - current asset	$205	$192
SERP investments - other long-term asset	5,764	5,621
Total SERP investments	$5,969	$5,813

SERP obligation - current liability	$205	$192
SERP obligation - other long-term liability	5,764	5,621
Total SERP obligation	$5,969	$5,813

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
The components of net periodic postemployment benefit cost applicable to Kimball Electronics participants were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Service cost	$79	$91	$249	$239
Interest cost	13	14	40	36
Amortization of prior service costs	—	6	28	26
Amortization of actuarial gain	(65)	(44)	(193)	(89)
Net periodic benefit cost	$27	$67	$124	$212
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
During the first nine months of fiscal year 2016, the following stock compensation was awarded under the Plan to non-employee members of the Company’s Board of Directors.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value
Unrestricted shares (director compensation)	2nd Quarter	47,262	$10.94
(1) Unrestricted shares which were awarded to non-employee members of the Company’s Board of Directors as compensation for the portion of directors’ fees prescribed to be paid in unrestricted shares in addition to the portion of directors’ fees to be paid in unrestricted shares as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Directors’ fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
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
On October 21, 2015, the Company’s Board of Directors authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. Through March 31, 2016, the Company has repurchased $8.2 million of common stock under the Plan at an average cost of $11.00 per share, which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheet.
During the nine months ended March 31, 2016, the Company acquired an additional 78 thousand shares of its common stock, recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheet. These shares were not acquired in open market purchases as part of the Plan but were acquired in connection with automatically withholding shares from employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.
Prior to the spin-off, Share Owners’ Equity included a Net Parent investment component that represented former Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of the transactions with and allocations from former Parent. As of July 1, 2014, Net Parent investment was converted to Additional paid-in-capital. During the nine months ended March 31, 2015, Net contribution from Parent was $45.6 million, which included non-cash net transfers to Parent of $4.7 million, and was recorded in Additional paid-in capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies, as well as Note 2 – Related Party Transactions of Notes to Condensed Consolidated Financial Statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Basic and Diluted Earnings Per Share:
Net Income	$7,477	$7,191	$16,516	$18,811
Basic weighted average common shares outstanding	28,771	29,172	29,097	29,159
Dilutive effect of average outstanding performance shares	89	146	114	185
Dilutive weighted average shares outstanding	28,860	29,318	29,211	29,344

Earnings Per Share of Common Stock:
Basic	$0.26	$0.25	$0.57	$0.65
Diluted	$0.26	$0.25	$0.57	$0.64
Note 13. Subsequent Event
On May 2, 2016, the Company acquired certain assets, the operations, and assumed certain liabilities of Medivative Technologies, LLC located in Indianapolis, Indiana, a wholly owned subsidiary of privately held Aircom Manufacturing, Inc. The transaction price is approximately $8.3 million in cash subject to post-closing working capital adjustments. The purchase price allocation for this acquisition has not been completed. The acquisition is expected to enhance our package of value and position us to better serve both existing and new customers in our medical end market vertical.
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
A significant business challenge that we face as an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth.  During the past few years, the EMS industry as a whole has experienced slower market growth as compared to pre-recession levels, which has added pressure to an already competitive marketplace.  As a mid-sized player in the EMS market, we can expect to be challenged by the agility and flexibility of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger, global players.
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
The January 2016 edition of the Manufacturing Market Insider published by New Venture Research provided some trends for 2016 and an outlook for the coming years. As noted in the publication, the Worldwide Semiconductor Trade Statistics (WSTS) association projects flat growth over the next few years. Gartner, IDC, and other market research companies also project flat growth for 2016, but expect 7% or greater growth for 2017 and 2018. The Company does not directly serve the semiconductor market; however, it may be indicative of the end market demand for products utilizing electronic components. The March 2016 edition of the Manufacturing Market Insider indicated the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2015, of which we are a member, experienced revenue growth of 3.2% in calendar year 2015. During calendar year 2015, we experienced revenue growth of 2.5%.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from relative strength in the China and U.S. markets, while demand in Europe is stable.  The industrial market has been impacted by lower end market demand for climate control products; however, we are seeing increased demand for smart metering and energy efficient lighting.  We saw demand in the public safety market softening compared to last year due to product mix shift as well as lower demand from government agencies. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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

	Nine Months Ended
	March 31
Customer Service Years	2016	2015
10+ Years
% of Net Sales	55%	50%
# of Customers	24	21
5+ to 10 Years
% of Net Sales	39%	36%
# of Customers	28	27
0 to 5 Years
% of Net Sales	6%	14%
# of Customers	23	28
Total
% of Net Sales	100%	100%
# of Customers	75	76

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

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

Financial Overview

	At or for the Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2016	as a % of Net Sales	2015	as a % of Net Sales	% Change
Net Sales	$214.1		$206.9		4%
Gross Profit	$16.2	7.6%	$19.0	9.2%	(15)%
Selling and Administrative Expenses	$9.1	4.3%	$8.1	4.0%	12%
Operating Income	$7.1	3.3%	$10.8	5.2%	(35)%
Net Income	$7.5		$7.2		4%
Diluted Earnings per Share	$0.26		$0.25
Open Orders	$184.9		$181.1		2%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2016	as a % of Net Sales	2015	as a % of Net Sales	% Change
Net Sales	$621.7		$618.2		1%
Gross Profit	$47.6	7.7%	$54.7	8.9%	(13)%
Selling and Administrative Expenses	$26.6	4.3%	$27.4	4.5%	(3)%
Operating Income	$20.9	3.4%	$27.3	4.4%	(23)%
Net Income	$16.5		$18.8		(12)%
Diluted Earnings per Share	$0.57		$0.64

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2016	2015	% Change	2016	2015	% Change
Automotive	$85.6	$74.9	14%	$240.2	$220.0	9%
Medical	65.6	59.7	10%	184.1	183.6	—%
Industrial	45.7	51.6	(11)%	137.9	155.1	(11)%
Public Safety	14.0	15.3	(8)%	46.4	46.3	—%
Other	3.2	5.4	(39)%	13.1	13.2	—%
Total Net Sales	$214.1	$206.9	4%	$621.7	$618.2	1%

Third quarter fiscal year 2016 total net sales increased compared to the third quarter of fiscal year 2015 as increases in sales to customers in the automotive market and medical market more than offset decreases in sales to customers in the industrial market and public safety market. Year-to-date fiscal year 2016 total net sales increased slightly compared to year-to-date fiscal year 2015 total net sales as new product awards and overall increased demand from existing customers offset the decline from the Johnson Controls, Inc. (“JCI”) exit and foreign exchange fluctuations.
Sales to customers in the automotive market experienced double-digit sales growth in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 and high single-digit growth in the first nine months of fiscal year 2016 compared to the first nine months of the prior fiscal year, which was driven by demand in all markets, particularly China, despite the anticipated decline in net sales to JCI. Sales to customers in the medical market increased in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 primarily due to increased demand from existing customers and the successful launch of a next generation product for one of our largest customers. Sales to customers in the industrial market declined in both the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 and in the first nine months of fiscal year 2016 compared to the first nine months of the prior fiscal year largely due to lower end market demand for climate control products. Sales to customers in the public safety market declined in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 primarily due to reduced demand from certain government programs.
Open orders were up 2% as of March 31, 2016 compared to March 31, 2015. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Third quarter fiscal year 2016 gross profit as a percent of net sales declined when compared to the third quarter of fiscal year 2015, primarily the result of contracted customer price reductions, product mix, foreign exchange fluctuations, and costs associated with new product introductions. Year-to-date fiscal year 2016 gross profit as a percent of net sales declined when compared to the year-to-date period of fiscal year 2015 in part due to the foreign exchange fluctuations, product mix, costs associated with new product introductions, and higher healthcare costs in the U.S.
Selling and administrative expenses increased as a percent of net sales in the third quarter of fiscal year 2016 when compared to the third quarter of fiscal year 2015 and increased 12% in absolute dollars. The favorable impact from not having spin-off expenses in the third quarter of fiscal year 2016, which were $0.3 million in the third quarter of fiscal year 2015, was offset primarily by incremental costs related to our Romania greenfield start-up and higher bad debt expense.
For the first nine months of fiscal year 2016, the selling and administrative expenses decreased in both absolute dollars and as a percent of net sales when compared to the first nine months of fiscal year 2015. The favorable impact to selling and administrative expenses from not having charges and allocations from former Parent and lower spin-off expenses in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015 was greater than the increase in costs associated with being an independent publicly traded company, including increased employee salary costs, and the incremental costs related to our Romania greenfield start-up. Spin-off expenses in the first nine months of fiscal year 2016 were $0.1 million compared to $2.6 million in the first nine months of fiscal year 2015.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Interest income	$23	$10	$47	$22
Interest expense	(24)	—	(29)	(5)
Foreign currency/derivative gain (loss)	336	(920)	(619)	(1,151)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	26	154	(170)	203
Other	(128)	(130)	(250)	(298)
Other income (expense), net	$233	$(886)	$(1,021)	$(1,229)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2016		March 31, 2015
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,898	28.0%	$1,102	50.3%
Foreign	18,013	15.9%	24,974	26.9%
Total	$19,911	17.1%	$26,076	27.9%
The effective tax rate for the first nine months of fiscal year 2016 was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S., a discrete foreign income tax benefit of $1.8 million recognized during the third quarter of the current fiscal year as a result of a favorable tax ruling related to the capitalization of the Company’s Romania subsidiary, and adjustments for domestic tax credits. The effective tax rate for the first nine months of fiscal year 2015 was unfavorably impacted by the spin-off expenses, which were primarily nondeductible in the U.S., and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. and adjustments for domestic tax credits. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
A significant amount of sales to Philips, ZF TRW, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Philips	17%	16%	15%	16%
ZF TRW	11%	9%	10%	8%
Nexteer Automotive	11%	7%	10%	7%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $6.1 million in the nine months ended March 31, 2015, declined for the remainder of fiscal year 2015 as certain JCI programs reached end-of-life. In addition, due to available capacity, JCI decided to in-source other programs that were manufactured by us which accounted for approximately $15.4 million in the nine months ended March 31, 2015. The transition to JCI’s in-sourcing occurred in stages, starting in our fourth quarter of fiscal year 2014, with the transition substantially completed during fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximated the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been and is expected to continue to be replaced with new business.
Comparing the balance sheet as of March 31, 2016 to June 30, 2015, accounts receivable increased $8.0 million primarily as a result of increased sales volumes. Inventory increased $6.9 million primarily to support increased production volumes. Our property and equipment, net increased $11.7 million primarily due to expenditures for manufacturing equipment, including equipment to support new business awards, and our greenfield start-up facility in Romania. Accounts payable increased $11.8 million primarily on the increased inventory purchases to support increased production volumes. Borrowings under credit facilities has a balance of $3.0 million at March 31, 2016 due to borrowings on our credit facility for local working capital purposes at our China operation. Treasury stock, at cost, has a balance of $8.6 million at March 31, 2016 primarily from repurchases of our common stock under an authorized stock repurchase plan.

Liquidity and Capital Resources
Working capital at March 31, 2016 was $193.6 million compared to working capital of $194.2 million at June 30, 2015. The current ratio was 2.1 at March 31, 2016 and 2.2 at June 30, 2015.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month period ended March 31, 2016 and March 31, 2015 was 59.0 days and 58.6 days, respectively. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Beginning in the fourth quarter of fiscal year 2015, our China operation, in limited circumstances, has agreed to accept banker’s acceptance drafts as payment for their trade accounts receivable. These drafts, which totaled $5.4 million and $4.3 million at March 31, 2016 and June 30, 2015, respectively, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month period ended March 31, 2016 increased to 62.3 days from 60.0 days for the nine-month period ended March 31, 2015 partly due to the increased inventory associated with new product introductions. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $116.5 million at March 31, 2016 and $125.1 million at June 30, 2015.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2016 and 2015.

	Nine Months Ended
	March 31
(Amounts in thousands)	2016	2015
Net cash provided by operating activities	$28,029	$11,250
Net cash used for investing activities	$(27,806)	$(22,668)
Net cash (used for) provided by financing activities	$(5,676)	$50,172
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal years 2016 and 2015 was primarily driven by net income adjusted for non-cash items. Changes in working capital used $8.9 million of cash in the first nine months of fiscal year 2016 and $23.2 million of cash in the first nine months of fiscal year 2015.
The usage of $8.9 million cash from changes in working capital balances in the first nine months of fiscal year 2016 was primarily due to fluctuations in our accounts receivable, inventory, and prepaid expenses and other current assets. An increase in accounts receivable used cash of $8.8 million which primarily resulted from increased sales volumes. An increase in inventory used cash of $6.2 million primarily to support increased sales volumes. An increase in certain prepaid expenses and other current assets used cash of $6.5 million primarily due to an increase in taxes refundable. Partially offsetting these usages was an increase in accounts payable which provided cash of $14.9 million resulting primarily from the increased purchases to support increased sales volumes and an increase in the overall timing of payment of our accounts payable.
The $23.2 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2015 was primarily due to fluctuations in our accounts receivable and inventory. An increase in accounts receivable used cash of $14.8 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $10.4 million primarily to support the increased volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $6.7 million related to the increased inventory purchases.
Cash Flows from Investing Activities
For the first nine months of fiscal years 2016 and 2015, net cash used for investing activities was $27.8 million and $22.7 million, respectively. During the first nine months of fiscal year 2016, we reinvested $28.1 million into capital investments for the future with the largest expenditures for manufacturing equipment, including equipment to support new business awards, and our greenfield start-up facility in Romania. During the first nine months of fiscal year 2015, we reinvested $23.0 million into capital investments primarily for manufacturing equipment.

Cash Flows from Financing Activities
For the first nine months of fiscal years 2016, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and amounts related to the issuance of performance shares to officers and other key employees, partially offset by borrowings on our China credit facility for working capital purposes. For the first nine months of fiscal year 2015, net cash provided by financing activities represents net transfers from former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
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
At March 31, 2016, we had no short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary credit facility. At June 30, 2015, we had no short-term borrowings under the primary facility and $0.3 million in letters of credit against the primary credit facility.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2016.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of March 31, 2016, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.6 million at March 31, 2016 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2016 or June 30, 2015. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had $3.0 million borrowings outstanding under this foreign credit facility as of March 31, 2016 and no borrowings outstanding under this foreign credit facility as of June 30, 2015. These foreign credit facilities can be canceled at any time by either the bank or us.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $56.7 million at March 31, 2016. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. As part of this plan to enhance our capabilities and diversification, subsequent to March 31, 2016, we acquired certain assets, the operations, and assumed certain liabilities of a contract manufacturing company for approximately $8.3 million, subject to post-closing working capital adjustments, which was financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in the second quarter of this fiscal year and have begun operations. Capacity at this facility will continue to ramp up through fiscal year 2017.
At March 31, 2016, our capital expenditure commitments were approximately $8.9 million, consisting primarily of commitments in anticipation of future growth, including new program wins, and for capacity purposes. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.

At March 31, 2016, our foreign operations held cash totaling $29.8 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase program up to $20 million of common stock. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company repurchased $8.2 million of common stock under the Plan through March 31, 2016.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, the ability of Kimball Electronics to generate profits, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Fair Value
During the third quarter of fiscal year 2016, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2016, the drafts transferred and outstanding totaled $2.5 million. No transferee has exercised their recourse rights against us.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2016 - January 31, 2016	115,612	$9.98	115,612	$15,000,006
February 1, 2016 - February 29, 2016	224,049	$11.04	224,049	$12,525,439
March 1, 2016 - March 31, 2016	62,807	$11.56	62,807	$11,799,562
Total	402,468	$10.82	402,468
(1) On October 21, 2015, our Board of Directors approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)

10.1*+	Summary of Director and Named Executive Officer Compensation

31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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
May 5, 2016

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 5, 2016

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)
10.1*+	Summary of Director and Named Executive Officer Compensation
31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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