Form 10-K
period 2016-06-30
Kimball Electronics, Inc.
filed 2016-08-25
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐
                                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $319.7 million based on 97.5% of common stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 15, 2016 was 28,155,140 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 20, 2016, are incorporated by reference into Part III.

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
Our global processes and central functions that support component sourcing, procurement, quoting, and customer pricing provide commonality and consistency among the various regions in which we operate. We have a central, global purchasing organization that utilizes procurement processes and practices to help secure sources from around the world and to ensure sufficient availability of components and a uniform approach to pricing while leveraging the purchase volume of the entire organization. Customer pricing for all of the products we produce is managed centrally utilizing a standardized quoting model regardless of where our customers request their products to be produced.
Our CRM model combines members of our team from within our manufacturing facilities and members of our business development team who reside remotely and nearer to our customers around the world.  We also have cross functional teams in the areas of quality, operational excellence, quoting, and design engineering with representatives from our various locations that provide support to our teams on a global basis. The skill sets of these team members and the clarity in their roles and responsibilities help provide our customers with a strong conduit that is critical to execution and forming a strong relationship.  We have institutionalized a customer scorecard process that provides all levels of our company with valuable feedback that helps us drive the actions for continuous improvement.  Our customer scorecard process has helped us deliver award-winning service and build loyalty with our customers.

Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. Production occurs in our facilities located in the United States, Mexico, Thailand, China, Poland, and Romania.
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
Spin-Off
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
We would cease to be an “emerging growth company” upon the earliest of:

•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or June 30, 2020;

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

Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2016, all of our business units operate in the electronic manufacturing services industry with engineering, manufacturing, and supply chain services that provide electronic assemblies primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment. See Item 6 - Selected Financial Data for more information regarding the Company’s financial results.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers. Key elements of executing our strategy include:

•
Expanding Our Global Footprint – continue our strategy with expansion in Europe, Asia, and the Americas, including new potential country locations and/or facility expansion as our customer demands dictate; and

•	Expanding Our Package of Value – enhance our core strengths and expand upon our package of value in areas such as complex system assembly, specialized processes, precision metals, and plastics.
Our Business Offerings
We offer engineering, manufacturing, and supply chain services to customers in the automotive, medical, industrial, and public safety end market verticals.  Our services support the complete product life cycle of our customers’ products and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We collaborate with third-party design services companies to bring innovative complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value.  We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the quality and reliability expectations in the electronics manufacturing industry.
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
Major Competitive Factors
Key competitive factors in the electronic manufacturing services (“EMS”) market include competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today’s advanced products and the continuing trend of original equipment manufacturers in the electronics industry subcontracting the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. We continue to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market and from our customers’ own capacity and capabilities to in-source production. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.
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
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. We do not have a significant share of the EMS market and were ranked the 20th largest global EMS provider for calendar year 2015 by Manufacturing Market Insider in the March 2016 edition.
Locations
As of June 30, 2016, we have eight manufacturing facilities with two located in Indiana and one located in each of Florida, China, Mexico, Poland, Romania, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. During fiscal year 2016, the construction of our greenfield facility in Romania was completed. In addition, we acquired certain assets and assumed certain liabilities of a contract manufacturing company located in Indiana during fiscal year 2016. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations. Financial information by geographic area for each of the three years in the period ended June 30, 2016 is included in Note 16 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Seasonality
Sales revenue of our EMS business is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.

Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2016 were as follows:

	Year Ended June 30
	2016	2015	2014
Automotive	39%	37%	37%
Medical	30%	30%	28%
Industrial	22%	24%	26%
Public Safety	7%	7%	7%
Other	2%	2%	2%
Total	100%	100%	100%
See Note 16 - Geographic Information of Notes to Consolidated Financial Statements for financial information reported by geographic area.
Included in our sales were a significant amount to Johnson Controls, Inc. (“JCI”), Philips, and ZF TRW, which accounted for the following portions of net sales:

	Year Ended June 30
	2016	2015	2014
Johnson Controls, Inc.	1%	4%	13%
Philips	15%	15%	12%
ZF TRW	11%	9%	10%
The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle which can be difficult to predict at the beginning of a program.  Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory and end-of-life pricing, which reduces the additional costs that we incur when a product purchase agreement is terminated. We continue to focus on diversification of our customer base.
As previously announced, volumes with JCI have declined significantly due to certain JCI programs reaching end-of-life and JCI’s decision to in-source other programs. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in sales in fiscal year 2014, declined in fiscal year 2015 to $6 million as certain JCI programs reached end-of-life. In addition, during fiscal year 2014, due to available capacity, JCI decided to in-source other programs that were manufactured by us, which accounted for approximately $33 million in sales during fiscal year 2014 and approximately $16 million in sales during fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014, with the transition substantially completed during fiscal year 2015. Gross profit as a percent of net sales on the JCI product approximated the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been replaced with new business.
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer subject to contractual provisions, was $171.0 million and $194.3 million as of June 30, 2016 and 2015, respectively. Substantially all of the open orders as of June 30, 2016 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
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
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2016	2015	2014
Research and Development Costs	$9	$9	$8
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
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2018 will not represent a material portion of total capital expenditures during those years.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Employees
As of June 30, 2016, Kimball Electronics employed approximately 4,500 people worldwide, with approximately 850 located in the U.S. and approximately 3,650 located in foreign countries. Our U.S. operations are not subject to collective bargaining arrangements. Most of our foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://investors.kimballelectronics.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
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
Market demand for our products and services, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	instability of the global financial markets;

•	uncertainty of worldwide economic conditions;

•	volatile energy costs;

•	erosion of global consumer confidence;

•	general corporate profitability of Kimball Electronics’ end markets;

•	credit availability to Kimball Electronics’ end markets;

•	demand fluctuations in the industries we currently serve, including automotive, medical, industrial, and public safety;

•	demand for end-user products which include electronic assembly components produced by Kimball Electronics;

•	excess capacity in the industries in which Kimball Electronics competes; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
Over the past several years, many countries, including certain of those in North America, Europe, and Asia in which we operate, experienced slow economic growth or recession. The economic recovery of recent years may be weak and/or short-lived and recessionary conditions may return, which could result in our customers or potential customers reducing or delaying orders as well as a number of other negative effects on our business, such as increased pricing pressures, the insolvency of suppliers, which could cause production delays, the inability of customers to obtain credit, or the insolvency of customers. In addition, the uncertainties of the market and economic conditions, both in Europe and worldwide, caused by the results of the June 23, 2016 referendum on the United Kingdom exiting the European Union could also have an adverse effect on our business and results of operations.

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
Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of Kimball Electronics merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2016, 2015, and 2014. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.
Significant declines in the level of purchases by key customers or the loss of a significant number of customers could have a material adverse effect on our business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
We operate in a highly competitive environment and may not be able to compete successfully.
Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. Some of our competitors have greater resources and more geographically diversified international operations than we do. We also face competition from the manufacturing operations of our customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In the past, some of our customers have decided to in-source a portion of their electronics manufacturing from us in order to utilize their excess internal manufacturing capacity. The competition may further intensify as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain Share Owner approval of any golden parachute payments not previously approved.
Accordingly, the information that we provide Share Owners in this annual report and in our other filings with the SEC may be different than what is available with respect to other public companies. In particular, as we have elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected. In addition, as we are not required to have our auditors formally attest to and report on the effectiveness of our internal control over financial reporting, we cannot predict the outcome of testing in future periods. If, once we are no longer an “emerging growth company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.
We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or June 30, 2020.
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
We are subject to manufacturing inefficiencies due to start-up of new programs, transfer of production, and other factors.
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
We may implement future restructuring efforts and those efforts may not be successful.
We continually evaluate our manufacturing capabilities and capacities in relation to current and anticipated market conditions. We may implement restructuring plans in the future, and the successful execution of those restructuring initiatives will be dependent on various factors and may not be accomplished as quickly or effectively as anticipated.

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
We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interest to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
If efforts to start-up new programs are not successful, this could limit sales growth or cause sales to decline.
As we depend on industries that utilize technologically advanced electronic components which often have short life cycles, we must continue to invest in advanced equipment and product development to remain competitive in this area. The start-up of new programs requires the coordination of the design and manufacturing processes. The design and engineering required for certain new programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular program may be delayed, less successful than we originally anticipated, or not successful at all. Difficulties or delays in starting up new programs or lack of customer acceptance of such programs could limit sales growth or cause sales to decline.
Our international operations involve financial and operational risks.
We have operations outside the United States, primarily in China, Mexico, Poland, Romania, and Thailand. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability, including the uncertainties caused by the results of the June 23, 2016 referendum on the United Kingdom exiting the European Union;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption, including the recent European refugee crisis;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including the manner in which multinational companies are taxed in the U.S.; and

•	foreign labor practices.
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
The mix of pre-tax income or loss among the tax jurisdictions in which we operate that have varying tax rates could impact our effective tax rate. We are subject to income taxes as well as non-income based taxes in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management’s assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals.
A failure to comply with the financial covenants under the Company’s $50 million credit facility could adversely impact the Company.
Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15 million to adjusted consolidated EBITDA and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2016, we had $9.0 million in short-term borrowings under this credit facility and had total cash and cash equivalents of $54.7 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect the financial condition of the Company.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security.
The operation of our business depends on effective information technology systems, which are subject to the risk of security breach or cybersecurity threat, including misappropriation of assets or other sensitive information, or data corruption which could cause operational disruption. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards. Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue.

Failure to protect our intellectual property could undermine our competitive position.
Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. If we are unable to adequately protect our intellectual property embodied in our solutions, designs, processes, and products, the competitive advantages of our proprietary technology could be reduced or eliminated, which would harm our business and could have a material adverse effect on our results of operations and financial position.
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs.
We may be sued by third parties who allege that our products or services infringe their intellectual property rights. Such claims, regardless of their merits, could result in substantial costs and diversion of resources in the defense or settlement of such claims. In the event of a claim upheld against us, we may be required to spend a significant amount of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all, which could have a material adverse effect on our results of operations and financial position.
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
The past and present operation and ownership by Kimball Electronics of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate change concerns may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by Kimball Electronics, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
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
Our success also depends on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers’ changing needs. In addition, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect our business.

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
Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of Kimball Electronics’ products. In addition, any continuing disruption in our computer systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
Imposition of government regulations may significantly increase our operating costs in the United States and abroad.
Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact the profitability of Kimball Electronics by burdening us with forced cost choices that cannot be recovered by increased pricing. For example:

•
The United States healthcare reform legislation passed in 2010 and upheld by the Supreme Court in 2012 is likely to increase our total healthcare and related administrative expenses as the provisions of the law become effective over time. Governmental changes or delays to the provisions may likewise drive changes in our implementation plan causing inefficiencies and increasing our implementation costs even further. The changes resulting from this healthcare reform legislation could have a significant impact on our employment practices in the U.S., our financial position, results of operations, or cash flows.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (“DRC”) and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Since certain products we manufacture for our customers contain such minerals, we are required to comply with these regulations. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the process to comply with the SEC rules is cumbersome, the ongoing compliance process is both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products, or supply disruptions if our due diligence process reveals that materials we source originate in the DRC or adjoining countries.
Risks Relating to the Spin-Off
If the distribution pursuant to the spin-off does not qualify as a tax-free transaction, tax could be imposed on the Share Owners and former Parent and we may be required to indemnify former Parent for its tax.
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
The historical financial information for the periods prior to the spin-off we have included in this Annual Report on Form 10-K has been derived from former Parent’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations, and cash flows would have been as a separate, stand-alone entity during the periods presented prior to the spin-off. Former Parent did not account for us, and we were not operated, as a single stand-alone entity for the periods presented prior to the spin-off even if we represented an important business segment in former Parent’s historical consolidated financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position, and cash flows will be in the future. In particular, following the spin-off, changes have occurred and will occur in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale, and increased costs associated with becoming a public, stand-alone company. While we were profitable as part of former Parent, we cannot provide assurance that as a stand-alone company our profits will continue at a similar level.
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
We previously operated as a business segment of former Parent. We have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology, and telecommunications services, as well as the accounting for many items such as stock-based compensation, income taxes, and intangible assets. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.
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
Under the Tax Matters Agreement entered into in connection with the spin-off, we have agreed not to enter into any transaction involving an acquisition (including issuance) of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution pursuant to the spin-off to be taxable to former Parent. We have also agreed to indemnify former Parent for any tax resulting from any such transactions. Generally, former Parent will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% Share Owners and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize our business and might discourage, delay, or prevent a change of control of our company.
We cannot assure you that we will pay dividends on our stock in the future.
We have not paid any dividends on our common stock since the spin-off. The timing, declaration, amount, and payment of future dividends to our Share Owners will fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, industry practice, and other business considerations that our Board of Directors considers relevant from time to time. In addition, our ability to declare and pay any future dividends is restricted by the provisions of Indiana law and covenants in our $50 million credit facility. We do not have a plan to pay future dividends at this time. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2016, we had eight manufacturing facilities with two located in Indiana and one located in each of Florida, China, Mexico, Poland, Romania, and Thailand. These facilities occupy approximately 1,122,000 square feet in aggregate, of which 1,081,000 is owned and 41,000 is leased. In addition, we own a 42,000 square-foot office building to house our headquarters located in Jasper, Indiana. See Note 16 - Geographic Information of Notes to Consolidated Financial Statements for additional information.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2016. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
The Company holds land leases for our facilities in China and Thailand and a facility lease for one of our Indiana facilities, with these leases expiring from fiscal year 2023 to 2056. See Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 87 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

Our executive officers as of August 25, 2016 are as follows:

(Age as of August 25, 2016)

Name	Age	Office and Area of Responsibility
Donald D. Charron	52	Chairman of the Board and Chief Executive Officer
Michael K. Sergesketter	56	Vice President, Chief Financial Officer
John H. Kahle	59	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Christopher J. Thyen	53	Vice President, Business Development
Julia A. Dutchess	65	Vice President, Human Resources
Sandy A. Smith	53	Vice President, Information Technology
Janusz F. Kasprzyk	56	Vice President, European Operations
Steven T. Korn	52	Vice President, North American Operations
Roger Chang (Chang Shang Yu)	59	Vice President, Asian Operations

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
Mr. Kahle is our Vice President, General Counsel, Chief Compliance Officer, and Secretary. Mr. Kahle was appointed Chief Compliance Officer in April 2016 in addition to his Vice President, General Counsel, and Secretary role. Prior to the spin-off, he served as Executive Vice President, General Counsel and Secretary of former Parent and had served in this role with former Parent since 2001.
Mr. Thyen is our Vice President, Business Development and has served in this role since 2008.
Ms. Dutchess is our Vice President, Human Resources and has served in this role since 1997.
Ms. Smith is our Vice President, Information Technology and has served in this role since 2004.
Mr. Kasprzyk is our Vice President, European Operations and has served in this role since 2008.
Mr. Korn is our Vice President, North American Operations and has served in this role since 2007.
Mr. Chang is our Vice President, Asian Operations and has served in this role since 2004.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol: KE.  High and low sales prices by quarter for the last two fiscal years starting November 3, 2014, the date our common stock began trading on a “regular way” basis, as quoted by the NASDAQ system, were as follows:

	2016
	High	Low
First Quarter	$13.50	$10.74
Second Quarter	$12.22	$10.29
Third Quarter	$11.77	$9.15
Fourth Quarter	$12.22	$9.98

	2015
	High	Low
Second Quarter (November 3 - December 31, 2014)	$13.77	$5.19
Third Quarter	$14.19	$10.07
Fourth Quarter	$17.01	$12.20

The last reported sales price of our common stock on August 15, 2016, as reported by NASDAQ, was $12.24.
Dividends
We have not paid any dividends on our common stock since the spin-off. We do not have a plan to pay future dividends at this time.
Share Owners
On August 15, 2016, the Company’s common stock was owned by approximately 1,409 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board of Directors approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock. At June 30, 2016, $6.8 million remained available under the repurchase program.
During fiscal year 2016, the Company has repurchased $13.2 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2016 - April 30, 2016	161,243	$11.16	161,243	$10,000,007
May 1, 2016 - May 31, 2016	84,764	$10.73	84,764	$9,090,723
June 1, 2016 - June 30, 2016	188,339	$11.96	188,339	$6,838,388
Total	434,346	$11.42	434,346

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock from November 3, 2014, the first day of trading volume in the Company’s common stock, through June 30, 2016, the last business day of the fiscal year, to the cumulative total return of the NASDAQ Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes: Benchmark Electronics, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on November 3, 2014, the first day of trade volume in Kimball Electronics common stock, and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	11/03/2014	12/31/2014	06/30/2015	12/31/2015	06/30/2016
Kimball Electronics, Inc.	$100.00	$166.48	$202.08	$152.22	$172.44
NASDAQ Stock Market (U.S.)	$100.00	$102.34	$108.38	$109.47	$106.56
Peer Group Index	$100.00	$102.03	$99.48	$99.75	$101.31

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements for periods prior to the spin-off, which occurred on October 31, 2014, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. Our historical results of operations, financial position, or cash flows presented in the Consolidated Financial Statements for periods prior to the spin-off may not be indicative of what they would have been had the Company operated as a stand-alone public company for the entirety of the periods presented.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Net Sales	$842,060	$819,350	$741,530	$703,129	$616,751
Net Income (1)	$22,287	$26,205	$24,613	$21,520	$23,903
Earnings Per Share: (2)
Basic	$0.77	$0.90	$0.84	$0.74	$0.82
Diluted	$0.76	$0.89	$0.84	$0.74	$0.82

	As of June 30
(Amounts in Thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total Assets	$510,565	$483,257	$408,730	$367,748	$351,912
Long-Term Debt, Less Current Maturities	$—	$—	$—	$—	$—
(1) Fiscal year 2016 net income included a foreign income tax benefit of $1.8 million ($0.06 per diluted share) as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of the Company’s Romania subsidiary and $0.1 million ($0.01 per diluted share) of after-tax expense related to the spin-off.
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
(2) Basic and diluted earnings per share for the periods ended prior to the spin-off on October 31, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Spin-Off Transaction
On October 31, 2014, Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) became a stand-alone public company upon the completion of a spin-off from Kimball International, Inc. (“former Parent” or “Kimball International”) into two independent publicly-traded companies. Prior to the spin-off, the Consolidated Financial Statements presented herein, and discussed below, were derived from the accounting records of former Parent as if we operated on a stand-alone basis. The Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services through October 31, 2014, the spin-off date. The allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe these allocations have been made on a consistent basis and are reasonable based on the relevant cost drivers, such expenses may not be indicative of the actual expenses that would have been incurred had Kimball Electronics been operating as a stand-alone company prior to the spin-off date.

Emerging Growth Company Status
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
The 2016 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends for 2015 to 2020. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 4.0% over the next five years, with the automotive market projected to grow at a CAGR of 4.3%, the medical market projected to grow at a CAGR of 3.9%, and the industrial market projected to grow at a CAGR of 3.3%.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from relative strength in the China and U.S. markets, while demand in Europe is stable.  The industrial market has been impacted by lower end market demand for climate control products; however, we are seeing increased demand for smart metering and energy efficient lighting.  We saw demand in the public safety market soften compared to last year due to product mix shift as well as lower demand from government agencies. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet as of the end of fiscal year 2016, which included no long-term debt and Share Owners’ equity of $324 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $105.4 million at June 30, 2016.

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

	Year End
Customer Service Years	2016	2015	2014
More than 10 Years
% of Net Sales	56%	49%	44%
# of Customers	25	22	19
5 to 10 Years
% of Net Sales	38%	42%	44%
# of Customers	29	31	24
Less than 5 Years
% of Net Sales	6%	9%	12%
# of Customers	32	25	28
Total
% of Net Sales	100%	100%	100%
# of Customers	86	78	71

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, our ability to fully realize the expected benefits of the completed spin-off, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

Results of Operations - Fiscal Year 2016 Compared with Fiscal Year 2015

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2016	as a % of Net Sales	2015	as a % of Net Sales	% Change
Net Sales	$842.1		$819.4		3%
Gross Profit	$64.5	7.7%	$72.4	8.8%	(11)%
Selling and Administrative Expenses	$34.8	4.2%	$36.1	4.4%	(3)%
Operating Income	$29.7	3.5%	$36.4	4.4%	(18)%
Net Income	$22.3		$26.2		(15)%
Diluted Earnings per Share	$0.76		$0.89
Open Orders	$171.0		$194.3		(12)%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2016	2015	% Change
Automotive	$326.7	$299.2	9%
Medical	249.2	241.7	3%
Industrial	186.6	200.0	(7)%
Public Safety	61.1	61.3	—%
Other	18.5	17.2	8%
Total Net Sales	$842.1	$819.4	3%
Net sales in fiscal year 2016 increased 3% compared to net sales in fiscal year 2015 as new product awards and overall increased demand more than offset the decline from the completion of the Johnson Controls (“JCI”) exit and unfavorable foreign exchange fluctuations. The current fiscal year increase in net sales over the prior fiscal year was driven by sales growth to customers in the automotive and medical vertical markets, with the industrial vertical market down from the prior year and the public safety vertical market remaining flat with the prior year.
Sales to customers in the automotive market improved in all markets driven by new product awards and increased demand from existing customers, which offset the expected decline from JCI. Sales to customers in the medical market increased primarily due to increased demand from existing customers, the successful launch of a next generation product for one of our largest customers, and the fourth quarter acquisition of Medivative Technologies, LLC (the “acquisition”). Sales to customers in the industrial market declined partly due to lower end market demand for climate control products.
Open orders were down 12% as of June 30, 2016 compared to June 30, 2015 as open orders in all vertical markets except the industrial vertical market declined. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Gross profit as a percent of net sales declined to 7.7% in fiscal year 2016 from 8.8% in fiscal year 2015 primarily due to product mix, foreign exchange fluctuations, costs associated with new product introductions, and contracted customer price reductions.
Selling and administrative expenses decreased both as a percent of net sales and in absolute dollars compared to fiscal year 2015. The favorable impact on selling and administrative expenses of not having charges and allocations from former Parent and lower spin-off expenses in fiscal year 2016 compared to fiscal year 2015 more than offset the increase in costs associated with being an independently publicly traded company, including increased employee salary costs, and the incremental costs related to our Romania greenfield start-up. Spin-off expenses were $0.1 million in fiscal year 2016 compared to $2.6 million in fiscal year 2015.

Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2016	2015
Interest Income	$79	$36
Interest Expense	(80)	(11)
Foreign Currency/Derivative Loss	(1,292)	(1,386)
Gain (Loss) on Supplemental Employee Retirement Plan Investment	(67)	201
Other	(386)	(424)
Other Income (Expense), net	$(1,746)	$(1,584)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income. The Foreign Currency/Derivative Loss resulted from net foreign currency exchange rate movements.
Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	Year Ended June 30, 2016		Year Ended June 30, 2015
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,919	17.8%	$1,195	20.0%
Foreign	$26,057	20.5%	$33,576	24.8%
Total	$27,976	20.3%	$34,771	24.6%
The fiscal year 2016 effective tax rate of 20.3% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S., a foreign income tax benefit of $1.8 million recognized as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of the Company’s Romania subsidiary, and adjustments for domestic tax credits. The effective tax rate for fiscal year 2015 of 24.6% was unfavorably impacted by the spin-off expenses, which were primarily nondeductible in the U.S., and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 10 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $22.3 million in fiscal year 2016, or $0.76 per diluted share, a decrease of 15% from fiscal year 2015 net income of $26.2 million, or $0.89 per diluted share, due to the reasons previously discussed.
A significant amount of sales to Philips and ZF TRW accounted for the following portions of our net sales:

	Year Ended June 30
	2016	2015
Philips	15%	15%
ZF TRW	11%	9%
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes declined approximately $22 million in fiscal year 2016 related to the completion of the JCI exit. A significant portion of that volume already has been replaced with new business.
Comparing the balance sheet as of June 30, 2016 to June 30, 2015, accounts receivable increased $9.8 million primarily as a result of increased sales volumes and the addition of the accounts receivable balance of the acquisition. Our inventory balance increased $7.7 million primarily to support increased production volumes and the additional inventory from the acquisition. Property and equipment, net of accumulated depreciation, increased $13.9 million primarily due to expenditures for manufacturing equipment, including equipment to support new business awards, our greenfield start-up facility in Romania, and property and equipment from the acquisition. Goodwill increased $3.6 million as a result of the acquisition. Our accounts payable balance increased $8.7 million primarily on the increased inventory purchases to support increased production volumes, the increase resulting from operations beginning at our greenfield facility in Romania, and the addition of the accounts payable balance of the acquisition. Borrowings under credit facilities increased $9.0 million for domestic cash needs including the acquisition and stock repurchases. Treasury stock, at cost increased $13.5 million primarily due to the stock repurchases under the stock repurchase program authorized by the Company’s Board of Directors in October 2015.
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
Net sales in fiscal year 2015 increased 10% compared to net sales in fiscal year 2014. The fiscal year 2015 increase in net sales over fiscal year 2014 was driven by sales growth to customers in all four of our vertical markets, with the medical and public safety vertical markets experiencing double-digit growth. Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily on the strength of the China market. Sales to customers in the medical market, the industrial market, and the public safety market improved from both increased demand for existing products and new product awards.
Open orders were up 9% as of June 30, 2015 compared to June 30, 2014 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Gross profit as a percent of net sales improved to 8.8% in fiscal year 2015 from 8.2% in fiscal year 2014 primarily due to the positive impact from leverage gained on higher revenue and lower incentive compensation costs.
Selling and administrative expenses as a percent of net sales decreased 50 basis points and decreased less than 1% in absolute dollars compared to fiscal year 2014. Current fiscal year selling and administrative expenses included spin-off expenses of $2.6 million which were $0.4 million higher than the prior fiscal year spin-off expenses of $2.2 million in addition to higher salary and employee benefit expense. The year-over-year increase in salary and employee benefit expense as a result of the spin-off was more than offset by the decline in charges and allocations not related to the spin-off from former Parent, which included incentive compensation costs.

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
The fiscal year 2015 effective tax rate of 24.6% was unfavorably impacted by the spin-off expenses, which were largely nondeductible in the U.S., and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S and adjustments for domestic tax credits. The effective tax rate for fiscal year 2014 of 18.6% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The fiscal year 2014 U.S. effective tax rate was higher than the U.S. statutory rate as the majority of our expenses related to the spin-off were non-deductible. The fiscal year 2014 foreign effective tax rate benefited from $1.4 million of adjustments related to decreases in foreign deferred tax asset valuation allowances.
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
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in fiscal year 2014, declined in fiscal year 2015 to approximately $6 million as certain JCI programs reached end-of-life. In addition, during the second quarter of our prior fiscal year, due to available capacity, JCI decided to in-source other programs that are manufactured by us, which accounted for approximately $33 million in net sales in fiscal year 2014 and approximately $16 million in net sales in fiscal year 2015. The transition to JCI’s in-sourcing occurred in stages and began in our fourth quarter of fiscal year 2014 and is substantially complete. Gross profit as a percent of net sales on the JCI product approximates the overall Kimball Electronics gross margin percentage. A significant portion of that volume already has been replaced with new business.

Liquidity and Capital Resources
Working capital at June 30, 2016 was $187.4 million compared to working capital of $194.2 million at June 30, 2015. The current ratio was 2.1 at June 30, 2016 and 2.2 at June 30, 2015. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $105.4 million at June 30, 2016 and $125.1 million at June 30, 2015.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD for the quarter ended June 30, 2016 was 59 days, which improved from 63 days for the quarter ended June 30, 2015. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
DSO	61	60	59	59	62
PDSOH	61	60	62	65	63
APD	63	63	62	63	62
CCD	59	57	59	61	63
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2016, June 30, 2015, and June 30, 2014.

	Year Ended June 30
(Amounts in Millions)	2016	2015	2014
Net cash provided by operating activities	$36.8	$28.1	$39.3
Net cash used for investing activities	$(42.6)	$(36.5)	$(20.0)
Net cash (used for) provided by financing activities	$(4.3)	$50.2	$(11.6)
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal years ended June 30, 2016, June 30, 2015, and June 30, 2014 was primarily driven by net income adjusted for non-cash items. Changes in working capital used $10.0 million, $22.5 million, and $6.4 million of cash for the fiscal years ended June 30, 2016, June 30, 2015, and June 30, 2014, respectively.
The $10.0 million usage of cash from changes in working capital balances in fiscal year 2016 was primarily due to fluctuations in our accounts receivable, inventory, and prepaid expenses and other current assets. An increase in accounts receivable used cash of $9.2 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $3.5 million primarily to support increased production volumes. An increase in certain prepaid expenses and other current assets used cash of $3.7 million primarily due to an increase in taxes refundable. Partially offsetting these usages was an increase in accounts payable which provided cash of $8.3 million primarily related to the increased inventory purchases.
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
Cash Flows from Investing Activities
For each period shown in the previous table, net cash used for investing activities primarily represents cash used for capital investments. During fiscal years 2016, 2015, and 2014, we reinvested $34.6 million, $36.9 million, and $20.8 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment. During fiscal year 2016, a large amount of our expenditures included equipment to support new business awards, and our greenfield start-up facility in Romania. Also during fiscal year 2016, we invested $8.3 million to acquire certain assets and assumed certain liabilities (the “acquisition”) of Medivative Technologies, LLC. See Note 3 - Acquisition of Notes to Consolidated Financial Statements for more information on the acquisition.
Cash Flows from Financing Activities
Net cash used for financing activities for the fiscal year ended June 30, 2016 resulted primarily from repurchases of our common stock under an authorized stock repurchase plan, which was partially offset by net borrowings on our credit facilities. During fiscal years 2015 and 2014, net cash provided by or used for financing activities primarily represents net transfers from and to former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
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
The proceeds of the revolving credit loans are to be used for general corporate purposes of the Company including potential acquisitions and stock repurchases. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.
At June 30, 2016, we had $9.0 million in short-term borrowings under the primary facility used for domestic cash needs, including the acquisition and stock repurchases, and $0.4 million in letters of credit against the primary credit facility. We had no short-term borrowings under the primary facility at June 30, 2015.
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
We were in compliance with the financial covenants during the fiscal year ended June 30, 2016.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of June 30, 2016, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.6 million at June 30, 2016 exchange rates). We had no borrowings outstanding under this foreign credit facility as of June 30, 2016 or June 30, 2015. As of June 30, 2016, we also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of June 30, 2016 or June 30, 2015. During fiscal year 2016, we borrowed $3.0 million on the China credit facility for general working capital purposes and repaid the amount during the fiscal year. These foreign credit facilities can be canceled at any time by either the bank or us.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The availability to borrow under all of our credit facilities in USD equivalent totaled $50.7 million at June 30, 2016. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. As part of this plan to enhance our capabilities and diversification, subsequent to June 30, 2016, we acquired certain assets and assumed certain liabilities of Aircom Manufacturing, Inc., the former parent of Medivative Technologies, for total consideration of approximately $3.5 million.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania this fiscal year and have begun operations. Capacity at this facility will continue to ramp up through fiscal year 2017.
At June 30, 2016, our capital expenditure commitments were approximately $13 million, consisting primarily of commitments for manufacturing equipment in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At June 30, 2016, our foreign operations held cash totaling $33.2 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
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
Fair Value
During fiscal year 2016, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 12 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2016.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2017	2018-2019	2020-2021	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$9.0	$9.0	$—	$—	$—
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	10.0	0.8	1.1	1.8	6.3
Unrecorded Contractual Obligations:
Operating Leases (e)	2.7	0.3	0.6	0.6	1.2
Purchase Obligations (f)	184.7	183.4	1.3	—	—
Total	$206.4	$193.5	$3.0	$2.4	$7.5

(a)	As of June 30, 2016, we had no Capital Lease Obligations.

(b)
Amounts outstanding on our credit facilities and the accrued interest for these amounts are included on the Long-Term Debt Obligations line. Refer to Note 7 - Credit Facilities of Notes to Consolidated Financial Statements for more information regarding our credit facilities. The fiscal year 2017 amount was recorded as a current liability.

(c)	The timing of payments of certain items included on the Other Long-Term Liabilities Reflected on the Balance Sheet line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2017 amount includes $0.2 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2017 amount includes $0.3 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2017 amount includes $0.3 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $2.1 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of the People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At June 30, 2016, the drafts transferred and outstanding totaled $2.7 million. No transferee has exercised their recourse rights against us.
We also have standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on the banker’s acceptance drafts and Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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
Sales returns and allowances - Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At June 30, 2016 and June 30, 2015, the reserve for returns and allowances was $0.2 million and $0.3 million, respectively. This reserve was less than 0.5% of gross trade receivables during fiscal years 2016 and 2015.
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
Self-insurance reserves - We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2016 and June 30, 2015, accrued liabilities for self-insurance exposure were $1.1 million and $0.7 million, respectively.
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

We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $0.1 million at June 30, 2016 and less than $0.1 million at June 30, 2015.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2016 and 2015 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Kimball Electronics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report. The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgments and estimates, which in the opinion of management are applied on an appropriately conservative basis. We maintain a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements. This system is tested and evaluated regularly for adherence and effectiveness by employees who work within the internal control processes and by our staff of internal auditors.
The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, our internal auditors, and the independent registered public accounting firm to review our financial policies and procedures, our internal control structure, the objectivity of our financial reporting, and the independence of the independent registered public accounting firm. The internal auditors and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.
Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 25, 2016

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of
Kimball Electronics, Inc.
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 25, 2016

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$54,738	$65,180
Receivables, net of allowances of $192 and $236, respectively	149,652	139,892
Inventories	132,877	125,198
Prepaid expenses and other current assets	24,944	23,922
Total current assets	362,211	354,192
Property and Equipment, net of accumulated depreciation of $161,034 and $151,504, respectively	120,701	106,779
Goodwill	6,191	2,564
Other Intangible Assets, net of accumulated amortization of $25,817 and $24,952, respectively	4,593	4,509
Other Assets	16,869	15,213
Total Assets	$510,565	$483,257

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$9,000	$—
Accounts payable	142,152	133,409
Accrued expenses	23,651	26,545
Total current liabilities	174,803	159,954
Other long-term liabilities	11,393	10,854
Total Liabilities	186,196	170,808
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 and 29,172,000, respectively	—	—
Additional paid-in capital	301,581	298,491
Retained earnings	48,492	26,205
Accumulated other comprehensive income (loss)	(12,190)	(12,247)
Treasury stock, at cost:
Shares: 1,210,000 and none, respectively	(13,514)	—
Total Share Owners’ Equity	324,369	312,449
Total Liabilities and Share Owners’ Equity	$510,565	$483,257
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2016	2015	2014
Net Sales	$842,060	$819,350	$741,530
Cost of Sales	777,522	746,927	680,534
Gross Profit	64,538	72,423	60,996
Selling and Administrative Expenses	34,816	36,068	36,352
Other General Income	—	—	(5,688)
Restructuring Expense	—	—	402
Operating Income	29,722	36,355	29,930
Other Income (Expense):
Interest income	79	36	41
Interest expense	(80)	(11)	(2)
Non-operating income	166	227	722
Non-operating expense	(1,911)	(1,836)	(449)
Other income (expense), net	(1,746)	(1,584)	312
Income Before Taxes on Income	27,976	34,771	30,242
Provision for Income Taxes	5,689	8,566	5,629
Net Income	$22,287	$26,205	$24,613

Earnings Per Share of Common Stock:
Basic	$0.77	$0.90	$0.84
Diluted	$0.76	$0.89	$0.84

Average Number of Shares Outstanding:
Basic	28,916	29,162	29,143
Diluted	29,176	29,388	29,143
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2016			Year Ended June 30, 2015			Year Ended June 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$22,287			$26,205			$24,613
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(540)	$—	$(540)	$(14,022)	$(16)	$(14,038)	$4,358	$(471)	$3,887
Postemployment severance actuarial change	507	(195)	312	638	(244)	394	(6)	4	(2)
Derivative gain (loss)	(2,869)	937	(1,932)	3,806	(227)	3,579	73	(29)	44
Reclassification to (earnings) loss:
Derivatives	3,537	(1,185)	2,352	(4,307)	577	(3,730)	1,187	(277)	910
Amortization of prior service costs	28	(10)	18	28	(11)	17	40	(16)	24
Amortization of actuarial change	(254)	101	(153)	(146)	58	(88)	53	(21)	32
Other Comprehensive Income (Loss)	$409	$(352)	$57	$(14,003)	$137	$(13,866)	$5,705	$(810)	$4,895
Total Comprehensive Income			$22,344			$12,339			$29,508

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$22,287	$26,205	$24,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,869	19,607	17,889
(Gain) loss on sales of assets	(145)	(33)	10
Restructuring	—	—	311
Deferred income tax and other deferred charges	1,449	1,100	1,246
Deferred tax valuation allowance	—	(92)	(1,521)
Stock-based compensation	3,406	3,506	3,298
Excess tax benefits from stock-based compensation	(203)	—	—
Other, net	137	276	(183)
Change in operating assets and liabilities:
Receivables	(9,192)	(14,731)	(10,076)
Inventories	(3,513)	(12,192)	(12,783)
Prepaid expenses and other current assets	(3,713)	(4,640)	(1,073)
Accounts payable	8,270	13,641	9,486
Accrued expenses	(1,820)	(4,583)	8,089
Net cash provided by operating activities	36,832	28,064	39,306
Cash Flows From Investing Activities:
Capital expenditures	(33,664)	(33,042)	(20,404)
Proceeds from sales of assets	209	310	254
Payments for acquisitions	(8,267)	—	—
Purchases of capitalized software	(968)	(3,851)	(378)
Other, net	100	67	537
Net cash used for investing activities	(42,590)	(36,516)	(19,991)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	12,000	—	—
Payments on revolving credit facilities	(3,000)	—	—
Excess tax benefits from stock-based compensation	203	—	—
Repurchases of common stock	(12,606)	—	—
Repurchase of employee shares for tax withholding	(897)	—	—
Net transfers from (to) Kimball International, Inc.	—	50,295	(11,620)
Debt issuance costs	—	(123)	—
Net cash (used for) provided by financing activities	(4,300)	50,172	(11,620)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(384)	(2,800)	141
Net (Decrease) Increase in Cash and Cash Equivalents	(10,442)	38,920	7,836
Cash and Cash Equivalents at Beginning of Year	65,180	26,260	18,424
Cash and Cash Equivalents at End of Year	$54,738	$65,180	$26,260
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2013	$—	$234,462	$—	$(3,276)	$—	$231,186
Net income		24,613				24,613
Other comprehensive income				4,895		4,895
Net distribution to Parent		(8,322)				(8,322)
Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$—	$252,372
Conversion of net Parent investment	250,753	(250,753)				—
Net income			26,205			26,205
Other comprehensive loss				(13,866)		(13,866)
Net contribution from Parent	45,973					45,973
Issuance of non-restricted stock (29,000 shares)	309					309
Compensation expense related to stock compensation plans	1,456					1,456
Amounts at June 30, 2015	$298,491	$—	$26,205	$(12,247)	$—	$312,449
Net income			22,287			22,287
Other comprehensive income				57		57
Issuance of non-restricted stock (47,000 shares)	(28)				545	517
Compensation expense related to stock compensation plans	2,915					2,915
Performance share issuance (258,000 shares)	203					203
Repurchase of employee shares for tax withholding (78,000 shares)					(897)	(897)
Repurchase of Common Stock (1,179,000 shares)					(13,162)	(13,162)
Amounts at June 30, 2016	$301,581	$—	$48,492	$(12,190)	$(13,514)	$324,369

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
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
The Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, the financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, equity, or cash flows would have been had the Company operated as a stand-alone public company for the entirety of fiscal years 2014 and 2015. Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
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
Segment Information:
Kimball Electronics has business units located in the United States, China, Mexico, Poland, Romania, and Thailand. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2016, all of our business units operated in the EMS industry with engineering, manufacturing, and supply chain services that provide electronic assemblies primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment.

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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2016 and 2015, we sold, without recourse, $126.5 million and $129.1 million of accounts receivable, respectively.  Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.7 million at June 30, 2016 and $4.3 million at June 30, 2015, are reflected in the Receivables line on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal year 2016 was $14.9 million. No banker’s acceptance drafts were sold at a discount or transferred in settlement of current accounts payable during fiscal year 2015. See Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
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
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2016, 2015, and 2014, no goodwill impairment was recognized.
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2014
Goodwill	$15,390
Accumulated impairment	(12,826)
Goodwill, net	2,564
Balance as of June 30, 2015
Goodwill	15,390
Accumulated impairment	(12,826)
Goodwill, net	2,564
Goodwill Acquired	3,627
Balance as of June 30, 2016
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
During the fiscal year ended June 30, 2016, we acquired $3.6 million in goodwill from the acquisition of Medivative Technologies, LLC. See Note 3 - Acquisition of Notes to Consolidated Financial Statements for more information on this acquisition. In addition to performing the required annual testing, we will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization is as follows:

	June 30, 2016			June 30, 2015
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$29,243	$24,750	$4,493	$28,294	$23,924	$4,370
Customer Relationships	1,167	1,067	100	1,167	1,028	139
Other Intangible Assets	$30,410	$25,817	$4,593	$29,461	$24,952	$4,509
During fiscal years 2016, 2015, and 2014, amortization expense of other intangible assets was, in thousands, $883, $759, and $797, respectively. Amortization expense in future periods is expected to be, in thousands, $836, $692, $550, $469, and $452 in the five years ending June 30, 2021, and $1,594 thereafter. The amortization period for the customer relationship intangible asset ranges from 10 to 15 years. The estimated useful life of internal-use software ranges from 3 to 10 years.
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
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $9, $9, and $8 in fiscal years 2016, 2015, and 2014, respectively.
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
Income Taxes:
Through October 31, 2014, the Company was included in the consolidated United States federal income tax return of former Parent, as well as certain state tax returns where former Parent filed on a combined basis. The provisions for income taxes for these jurisdictions were determined on a separate return basis and presented as such for all years included in these Consolidated Financial Statements.
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
Concentrations of Credit Risk:
We have business and credit risks concentrated in the automotive, medical, industrial, and public safety industries. The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. At June 30, 2016 and 2015, amounts outstanding under notes receivables were $1.7 million and $0.8 million, respectively. See Note 2 - Related Party Transactions and Note 3 - Acquisition of Notes to Consolidated Financial Statements for more information regarding the outstanding notes receivable at June 30, 2016 and 2015.
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	At or For the Year Ended		At or For the Year Ended
	June 30, 2016		June 30, 2015
	Net Sales	Trade Receivables	Net Sales	Trade Receivables
Philips	15.3%	8.0%	15.4%	7.4%
ZF TRW	10.8%	13.7%	8.7%	11.7%
Nexteer Automotive	9.5%	10.8%	7.2%	9.1%
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at the Company’s China operation, standby letters of credit, and operating leases entered into in the normal course of business as described in Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal year 2014 included pre-tax settlements received of $5.7 million related to two antitrust class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during fiscal years 2016 and 2015.
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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. See Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation:
As described in Note 9 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains a stock-based compensation plan which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees and to members of the Board of Directors who are not employees. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
We would cease to be an “emerging growth company” upon the earliest of:

•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or June 30, 2020;

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
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. The guidance is effective for our fiscal year 2019 annual financial statements and interim periods within our fiscal year 2020 financial statements, with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance offers two acceptable adoption methods: (i) retrospective adoption to all periods presented; or (ii) prospective adoption to all deferred tax liabilities and assets. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations, or cash flows.

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
Note 2 Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $4.5 million in fiscal year 2015 and $12.6 million in fiscal year 2014. Additionally, former Parent charged us approximately $2.1 million in fiscal year 2015 and $5.0 million in fiscal year 2014 for corporate incentive plan expenses, including stock-based compensation. These costs are primarily included in Selling and Administrative Expenses and were charged through October 31, 2014, the spin-off date.
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
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of June 30, 2016 and June 30, 2015, the Company has a receivable from Kimball International recorded for $0.7 million and $0.8 million, respectively. As of both June 30, 2016 and June 30, 2015, $0.6 million of the receivable from Kimball International is a long-term receivable and was recorded in Other Assets on the Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.

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
Former Parent provided centralized treasury functions for us, whereby, former Parent regularly transferred cash both to and from our subsidiaries, as necessary. Intercompany receivables/payables from/to related parties arising from the corporate overhead activity described above were included in Net Parent investment in the Consolidated Financial Statements. As of July 1, 2014, Net Parent investment was converted to Additional paid-in capital. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies and Note 11 - Share Owners’ Equity of Notes to Consolidated Financial Statements.
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
Transition Services Agreement:
The Transition Services Agreement provides the Company and former Parent will provide to each other specified services on a transitional basis to help ensure an orderly transition following the spin-off. These services include information technology, financial, telecommunications, benefits support services, and other specified services. The services were provided at cost and the services have been completed as of June 30, 2016.
Tax Matters Agreement:
See section entitled “Taxes” above for information on the Tax Matters Agreement.
Note 3    Acquisition
On May 2, 2016, the Company acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC (the “acquisition”) located in Indianapolis, Indiana, a wholly owned subsidiary of privately held Aircom Manufacturing, Inc. The acquisition adds capabilities in mechanical design, precision plastics, combination devices, instruments, and complex system assembly to our package of value. It is expected to position us to better serve both existing and new customers in the medical end market vertical.
The acquisition was accounted for as a business combination with a total purchase price of $7.3 million, which included a cash payment of $8.3 million less a working capital adjustment of $1.0 million recorded in the Receivables line item on the Consolidated Balance Sheets as of June 30, 2016. Assets acquired were $11.6 million, which included $3.6 million of tax deductible goodwill, and liabilities assumed were $4.3 million. The allocation of the purchase price to the assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The Company is in the process of finalizing fair value amounts for certain assets acquired and liabilities assumed. Direct costs of the acquisition were not material. Operating results are included in the Company’s consolidated financial statements beginning on May 2, 2016 and had an immaterial effect on the fiscal year 2016 financial results.
Note 4    Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components at June 30 were as follows:

(Amounts in Thousands)	2016	2015
Finished products	$21,577	$21,415
Work-in-process	10,678	13,029
Raw materials	100,622	90,754
Total inventory	$132,877	$125,198

Note 5   Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2016	2015
Land	$8,683	$8,726
Buildings and improvements	58,579	57,524
Machinery and equipment	199,792	177,148
Construction-in-progress	14,681	14,885
Total	$281,735	$258,283
Less: Accumulated depreciation	(161,034)	(151,504)
Property and equipment, net	$120,701	$106,779
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	3 to 40
Machinery and equipment	3 to 10
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $19.5 for fiscal year 2016, $19.0 for fiscal year 2015, and $17.1 for fiscal year 2014.
At both June 30, 2016 and 2015, no assets were classified as held for sale. During fiscal year 2014, we sold a facility and land located in Gaylord, Michigan, recognizing a pre-tax loss of $311 thousand. The loss on sale was included in the Restructuring Expense line of the Consolidated Statements of Income.

Note 6    Commitments and Contingent Liabilities
Leases:
Operating leases for a manufacturing facility and for land on which certain office and manufacturing facilities reside expire from fiscal year 2023 to 2056 and contain provisions under which minimum annual lease payments are $0.3 million, for each of the five years ending June 30, 2021 and aggregate $1.2 million from fiscal year 2022 to the expiration of the leases in fiscal year 2056. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $0.5, $0.3, and $0.5 in fiscal years 2016, 2015, and 2014, respectively.
As of June 30, 2016 and 2015, the Company had no capital leases.
Guarantees:
As of June 30, 2016 and 2015, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of June 30, 2016 and $0.3 million as of June 30, 2015. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2016 and 2015 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Banker’s Acceptance Drafts:
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of the People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At June 30, 2016, the drafts transferred and outstanding totaled $2.7 million. We had no transferred and outstanding drafts at June 30, 2015. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Changes in the product warranty accrual during fiscal years 2016, 2015, and 2014 were as follows:

(Amounts in Thousands)	2016	2015	2014
Product Warranty Liability at the beginning of the year	$621	$911	$507
Additions to warranty accrual (including changes in estimates)	160	625	721
Settlements made (in cash or in kind)	(176)	(915)	(317)
Product Warranty Liability at the end of the year	$605	$621	$911

Note 7    Credit Facilities
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2016	June 30, 2016	June 30, 2015
Primary credit facility (1)	$40.6	$9.0	$—
Thailand overdraft credit facility (2)	2.6	—	—
China revolving credit facility (3)	7.5	—	—
Total	$50.7	$9.0	$—

(1)
In connection with the spin-off, the Company entered into a U.S. primary credit facility (the “primary facility”) dated as of October 31, 2014. The credit facility expires in October 2019 and provides for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million upon request, subject to participating banks’ consent. We will use this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2016 and 2015. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings. The weighted-average interest rate on borrowings outstanding at June 30, 2016 was 1.69%.

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

The Company had $0.4 million in letters of credit contingently committed against the credit facility at June 30, 2016.

(2)
The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 90.0 million Thai Baht (approximately $2.6 million at June 30, 2016 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(3)
An uncommitted revolving credit facility was established in fiscal year 2015 for our China operation. The China credit facility allows for borrowings of up to $7.5 million, which borrowings can be made in either Chinese Renminbi (RMB) or U.S. dollars. The availability of this facility is at the sole discretion of the bank and is subject to the availability of funds and other relevant conditions. The bank may, at its sole discretion, agree to provide the facility on such terms and conditions as the bank deems appropriate. Further, the availability of the facility is also subject to the determination by the bank of the borrower’s actual need for such facility. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest determined by the bank and is dependent on the denomination of the currency borrowed. The facility matures on May 31, 2017.

Cash payments for interest on borrowings in fiscal years 2016 and 2014 were, in thousands, $44, and $2, respectively, and no cash payments were made for interest on borrowings in fiscal year 2015. Capitalized interest expense was immaterial during fiscal years 2016, 2015, and 2014.
Note 8    Employee Benefit Plans
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors, and prior to the spin-off, the Compensation and Governance Committee of former Parent’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $1.4, $1.5, and $1.3 for fiscal years 2016, 2015, and 2014, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans was $0.3 million in 2016 and $0.2 million in each of fiscal years 2015 and 2014.
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
The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2016	2015
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$1,977	$1,495
Service cost	328	327
Interest cost	50	50
Actuarial (gain) loss for the period	(507)	(638)
Benefits paid	(43)	(8)
Remeasurement of liabilities at spin-off	—	751
Benefit obligation at end of year	$1,805	$1,977
Balance in current liabilities	$317	$347
Balance in noncurrent liabilities	1,488	1,630
Total benefit obligation recognized in the Consolidated Balance Sheets	$1,805	$1,977

	June 30
(Amounts in Thousands)	2016	2015
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(680)	$(160)
Change in unrecognized prior service cost	(28)	(28)
Net change in unrecognized actuarial (gain) loss	(253)	(492)
Accumulated Other Comprehensive Income (Loss) at end of year	$(961)	$(680)
Balance in unrecognized prior service cost	$—	$28
Balance in unrecognized actuarial (gain) loss	(961)	(708)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners’ Equity	$(961)	$(680)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2016	2015	2014
Service cost	$328	$327	$267
Interest cost	50	50	37
Amortization of prior service cost	28	28	40
Amortization of actuarial (gain) loss	(254)	(146)	53
Net periodic benefit cost recognized in the Consolidated Statements of Income	$152	$259	$397
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
The estimated actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $(277) thousand. No prior service cost remains to be amortized for next fiscal year.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2016	2015
Discount Rate	2.2%	2.8%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2016	2015	2014
Discount Rate	2.7%	2.7%	2.5%
Rate of Compensation Increase	3.0%	3.0%	3.0%
Note 9    Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024.
Prior to the spin-off, former Parent maintained stock compensation plans in which our executives and certain key employees participated. All awards granted under the former Parent plans were based on former Parent’s Common Stock. Performance share awards issued and outstanding to Kimball Electronics employees under the former Parent plans as of the spin-off date were amended, in accordance with the terms of the plans, to provide an equitable adjustment as a result of the spin-off.
Pre-tax stock compensation charged against income in fiscal years 2016 and 2015 was $3.4 million and $3.5 million, including $1.8 million allocated to us by former Parent prior to the spin-off. For fiscal year 2014, the pre-tax stock compensation cost allocated to us by former Parent was $3.3 million. These costs are primarily included in Selling and Administrative Expenses.
Performance Shares:
The Company awards performance shares to officers and other key employees. Under these awards granted prior to fiscal year 2016, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under the Company’s profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee of the Company’s Board of Directors. Under these awards granted in and subsequent to fiscal year 2016, a number of shares will be issued to each participant based upon a combination of the bonus percentage attainment component above, adjusted to a three-year average bonus percentage, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR.
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
On December 2, 2014, Performance Share Awards issued and outstanding to Kimball Electronics employees under the former Parent plans were amended, in accordance with the terms of the plans, to provide an equitable adjustment as a result of the spin-off. The awards have been or will be granted in shares of the Company’s Common Stock, instead of Kimball International, Inc. shares, under the Kimball Electronics Plan. The amended awards retained the same terms and conditions and vesting schedule, issuance dates, and expiration dates of the original Kimball International awards.
A summary of the Company’s performance share activity during fiscal year 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2015	789,774	$10.27
Granted	294,540	$12.07
Vested	(279,923)	$9.48
Forfeited	—	—
Performance shares outstanding at June 30, 2016	804,391	$11.21
As of June 30, 2016, there was approximately $7.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2016 through August 2019, with a weighted average vesting period of one year, three months. The fair value of performance shares is based on the stock price at the date of grant. During fiscal year 2016, 279,923 performance shares vested at a fair value of $2.7 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. No Kimball Electronics performance shares vested during fiscal year 2015. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board of Directors as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2016 and 2015, respectively, the Company granted a total of 47,262 and 28,700 unrestricted shares at an average grant date fair value of $10.94 and $10.76, for a total fair value of $0.5 million and $0.3 million. Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.

Note 10    Income Taxes
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
The components of the deferred tax assets and liabilities as of June 30, 2016 and 2015, were as follows:

(Amounts in Thousands)	2016	2015
Deferred Tax Assets:
Receivables	$116	$138
Inventory	1,288	1,524
Employee benefits	180	164
Deferred compensation	7,075	7,786
Other current liabilities	783	712
Tax credit carryforwards	700	240
Goodwill	1,823	2,149
Net operating loss carryforward	845	5
Net foreign currency losses	—	2
Property and equipment	2,174	1,838
Miscellaneous	890	1,268
Total asset	$15,874	$15,826
Deferred Tax Liabilities:
Net foreign currency gains	$8	$—
Miscellaneous	258	353
Total liability	$266	$353
Net Deferred Income Taxes	$15,608	$15,473
Income tax benefits associated with the net operating loss carryforward expire in fiscal year 2023. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2016 to 2025. No valuation allowances were recognized on deferred tax assets as of June 30, 2016 or 2015.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2016	2015	2014
United States	$1,919	$1,195	$5,412
Foreign	26,057	33,576	24,830
Total income before taxes on income	$27,976	$34,771	$30,242
Foreign unremitted earnings of entities not included in the United States tax return have been included in the Consolidated Financial Statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if we chose to remit some or all of the funds we have designated as indefinitely reinvested outside the United States rather than making nontaxable repayments on our intercompany loans, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. The aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $187 million as of June 30, 2016. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2016	2015	2014
Currently Payable (Refundable):
Federal	$280	$186	$(40)
Foreign	5,848	6,586	4,505
State	50	108	519
Total current	$6,178	$6,880	$4,984
Deferred Taxes:
Federal	$153	$(188)	$2,360
Foreign	(501)	1,957	(55)
State	(141)	(83)	(139)
Total deferred	$(489)	$1,686	$2,166
Valuation allowance	—	—	(1,521)
Total provision for income taxes	$5,689	$8,566	$5,629

A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2016		2015		2014
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$9,791	35.0%	$12,170	35.0%	$10,585	35.0%
State income taxes, net of federal income tax benefit	(59)	(0.2)	16	—	210	0.7
Foreign tax rate differential	(2,998)	(10.7)	(4,482)	(12.9)	(3,923)	(13.0)
Impact of foreign exchange rates on foreign income taxes	1,026	3.7	1,274	3.7	153	0.5
Foreign subsidiary capitalization	(1,801)	(6.4)	—	—	—	—
Valuation allowance	—	—	—	—	(1,521)	(5.0)
Research credit	(320)	(1.2)	(421)	(1.2)	(187)	(0.6)
Spin-off costs	—	—	625	1.8	753	2.5
Other - net	50	0.1	(616)	(1.8)	(441)	(1.5)
Total provision for income taxes	$5,689	20.3%	$8,566	24.6%	$5,629	18.6%
During the year ended June 30, 2016, we recognized a foreign tax benefit, in thousands, of $1,801 as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of our Romania subsidiary. During the year ended June 30, 2014, we recognized an income tax benefit, in thousands, of $1,521 from the release of valuation allowances on our foreign deferred tax assets, in thousands, of $1,399 and on our state deferred tax assets, in thousands, of $122.
Net cash payments for income taxes were, in thousands, $8,975, $11,783 and $4,347 in fiscal years 2016, 2015, and 2014, respectively. Cash payments for fiscal year 2014 include only payments in foreign jurisdictions as the cash payments for federal and state income taxes were submitted by former Parent.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2016, 2015, and 2014 were as follows:

(Amounts in Thousands)	2016	2015	2014
Beginning balance - July 1	$—	$792	$965
Tax positions related to prior fiscal years:
Additions	46	—	92
Reductions	—	(792)	—
Tax positions related to current fiscal year:
Additions	—	—	77
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	(342)
Ending balance - June 30	$46	$—	$792
Portion that, if recognized, would reduce tax expense and effective tax rate	$37	$—	$565

Unrecognized tax benefits for fiscal year 2014 were allocated to us by former Parent. The unrecognized tax benefits at the spin-off date reverted back to former Parent for the prior fiscal years in which we were included in former Parent’s consolidated tax returns resulting in the reductions in the tax positions during fiscal year 2015. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income.
Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2016	2015	2014
Accrued Interest and Penalties:
Interest	$1	$—	$65
Penalties	$—	$—	$69
Interest and penalties expense recognized in fiscal years 2016 and 2014 were, in thousands, $1 and $7, respectively. No interest or penalties expense was recognized in fiscal year 2015
In connection with the spin-off, the Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. For additional information, see Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements. The Company, former Parent, or one of our wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. Former Parent is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2014. We or former Parent are subject to various state and local income tax examinations by tax authorities for years after June 30, 2006 and various foreign jurisdictions for years after June 30, 2010.
Note 11    Share Owners’ Equity
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

On October 21, 2015, the Company’s Board of Directors authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. Through June 30, 2016, the Company has repurchased $13.2 million of common stock under the Plan at an average cost of $11.16 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. The repurchases include $12.6 million paid for in cash and $0.6 million in Accounts payable as of June 30, 2016.
During fiscal year 2016, the Company acquired an additional 78 thousand shares of its common stock, recorded as Treasury stock, at cost in the Consolidated Balance Sheet. These shares were not acquired in open market purchases as part of the Plan but were acquired in connection with automatically withholding shares from employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.
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
Note 12    Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2016 and 2015. There were also no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2016.
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
As of June 30, 2016 and 2015, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$21,225	$—	$21,225
Derivatives: foreign exchange contracts	—	754	754
Trading securities: mutual funds held in nonqualified SERP	6,166	—	6,166
Total assets at fair value	$27,391	$754	$28,145
Liabilities
Derivatives: foreign exchange contracts	$—	$1,300	$1,300
Total liabilities at fair value	$—	$1,300	$1,300

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$28,722	$—	$28,722
Derivatives: foreign exchange contracts	—	3,004	3,004
Trading securities: mutual funds held in nonqualified SERP	5,813	—	5,813
Total assets at fair value	$34,535	$3,004	$37,539
Liabilities
Derivatives: foreign exchange contracts	$—	$2,318	$2,318
Total liabilities at fair value	$—	$2,318	$2,318
We had no Level 3 assets or liabilities during fiscal years 2016 and 2015.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 14 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
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

Note 13    Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2016, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $27.6 million and to hedge currencies against the Euro in the aggregate notional amount of 67.9 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2016, we estimate that approximately $1.4 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2017. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2016 and June 30, 2015.
See Note 12 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 18 - Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2016	June 30 2015	Balance Sheet Location	June 30 2016	June 30 2015
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$517	$1,255	Accrued expenses	$1,156	$2,143

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	237	1,749	Accrued expenses	144	175
Total derivatives		$754	$3,004		$1,300	$2,318

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2016	2015	2014
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(2,869)	$3,806	$73

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2016	2015	2014
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(3,535)	$1,310	$(1,024)
Foreign exchange contracts	Non-operating income (expense)	(1)	2,998	(163)
Total		$(3,536)	$4,308	$(1,187)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(1)	$(1)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$381	$1,734	$(487)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(3,156)	$6,041	$(1,674)

Note 14    Investments
Supplemental Employee Retirement Plan Investments:
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”), similar to former Parent’s plan, for executive and other key employees. Subsequent to the spin-off, the assets and liabilities of former Parent’s SERP related to Kimball Electronics’ employees were transferred to the Company sponsored SERP. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2016, 2015, and 2014 was, in thousands, $(321), $(27), and $315, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2016	2015
SERP investment - current asset	$214	$192
SERP investment - other long-term asset	5,952	5,621
Total SERP investment	$6,166	$5,813
SERP obligation - current liability	$214	$192
SERP obligation - other long-term liability	5,952	5,621
Total SERP obligation	$6,166	$5,813

Note 15    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2016	2015
Taxes	$1,878	$2,022
Compensation	13,503	15,547
Derivatives	1,300	2,318
Retirement plan	1,283	1,397
Insurance	1,087	741
Other expenses	4,600	4,520
Total accrued expenses	$23,651	$26,545

Note 16   Geographic Information
The following geographic area data includes net sales based on the location where title transfers and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2016	2015	2014
Net Sales:
United States	$383,678	$396,516	$363,211
Germany	64,679	73,966	77,338
China	150,080	127,761	67,665
Other Foreign	243,623	221,107	233,316
Total net sales	$842,060	$819,350	$741,530
Long-Lived Assets:
United States	$53,596	$49,689	$33,004
Poland	34,588	33,692	45,287
China	15,922	16,676	12,174
Other Foreign	21,088	11,092	9,113
Total long-lived assets	$125,194	$111,149	$99,578

Note 17    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

(Amounts in thousands, except per share data)	Year Ended June 30
	2016	2015	2014
Basic and Diluted Earnings Per Share:
Net Income	$22,287	$26,205	$24,613
Basic weighted average common shares outstanding	28,916	29,162	29,143
Dilutive effect of average outstanding performance shares	260	226	—
Dilutive weighted average shares outstanding	29,176	29,388	29,143

Earnings Per Share of Common Stock:
Basic	$0.77	$0.90	$0.84
Diluted	$0.76	$0.89	$0.84

Basic and diluted earnings per share and the average number of common shares outstanding for the fiscal year ended June 30, 2014 were retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split. The same number of shares was used to calculate basic and diluted earnings per share for the fiscal year ended June 30, 2014 since no Kimball Electronics stock-based awards were outstanding prior to the spin-off.

Note 18   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,925	$(3,406)	$(35)	$135	$1,619
Other comprehensive income (loss) before reclassifications	(14,038)	3,579	—	394	(10,065)
Reclassification to (earnings) loss	—	(3,730)	17	(88)	(3,801)
Net current-period other comprehensive income (loss)	$(14,038)	$(151)	$17	$306	$(13,866)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	(540)	(1,932)	—	312	(2,160)
Reclassification to (earnings) loss	—	2,352	18	(153)	2,217
Net current-period other comprehensive income (loss)	(540)	420	18	159	57
Balance at June 30, 2016	$(9,653)	$(3,137)	$—	$600	$(12,190)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2016	2015
Derivative Gain (Loss) (1)	$(3,535)	$1,310	Cost of Sales
	(2)	2,997	Non-operating income (expense), net
	1,185	(577)	Benefit (Provision) for Income Taxes
	$(2,352)	$3,730	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(16)	$(18)	Cost of Sales
	(12)	(10)	Selling and Administrative Expenses
	10	11	Benefit (Provision) for Income Taxes
	$(18)	$(17)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$144	$88	Cost of Sales
	110	58	Selling and Administrative Expenses
	(101)	(58)	Benefit (Provision) for Income Taxes
	$153	$88	Net of Tax

Total Reclassifications for the Period	$(2,217)	$3,801	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 8 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 19   Restructuring Expense
We recognized consolidated pre-tax restructuring expense of $0.4 million in fiscal year 2014. All restructuring plans were completed prior to fiscal year 2014 but we continued to incur miscellaneous exit costs in each of the plans related to facility exit and cleanup costs. Completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans. No restructuring expense was recorded related to these plans in fiscal years 2016 and 2015 and we do not expect these plans to have any restructuring charges in the future. Restructuring charges are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2016:
Net Sales	$200,418	$207,129	$214,111	$220,402
Gross Profit	15,280	16,115	16,185	16,958
Net Income	4,475	4,564	7,477	5,771
Basic Earnings Per Share	$0.15	$0.16	$0.26	$0.20
Diluted Earnings Per Share	$0.15	$0.16	$0.26	$0.20
Fiscal Year 2015:
Net Sales	$203,803	$207,563	$206,858	$201,126
Gross Profit	17,903	17,858	18,953	17,709
Net Income	5,391	6,229	7,191	7,394
Basic Earnings Per Share (1)	$0.18	$0.21	$0.25	$0.25
Diluted Earnings Per Share (1)	$0.18	$0.21	$0.25	$0.25

(1) Basic and diluted earnings per share for the period ended prior to the spin-off on October 31, 2014 was retrospectively restated adjusting the number of Kimball Electronics shares outstanding for the stock split effective on October 16, 2014. See Note 11 - Share Owners’ Equity of Notes to Consolidated Financial Statements for more information regarding the stock split.
Note 21  Subsequent Events
On July 18, 2016, the Company acquired certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. (“Aircom”), located in Indianapolis, Indiana, for total consideration of approximately $3.5 million. The Company will account for this acquisition as a business combination and is in the process of determining the fair value of the assets acquired and liabilities assumed. Aircom was the parent of former Medivative Technologies, LLC, from which the Company acquired certain assets and assumed certain liabilities on May 2, 2016. Aircom provided component parts and services to the Company prior to the acquisition. The acquisition is expected to add expertise in the manufacturing of precision metals and plastics to the Company’s package of value.
The Company was a party to a class action lawsuit from which we received a pre-tax distribution of $4.0 million subsequent to June 30, 2016. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2016.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. Management’s report is included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.
We are an emerging growth company, as defined by the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of the Company’s internal control over financial reporting audited by its external auditors for as long as the Company is deemed to be an emerging growth company. Therefore, an independent attestation report on the effectiveness of the Company’s internal control over financial reporting is not included in this report.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Corporate Governance at Kimball Electronics.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this item and not exempt for emerging growth companies is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the captions “Corporate Governance at Kimball Electronics” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the captions “Equity Compensation Plan Information” and “Share Ownership Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 20, 2016 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2016	75

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits starting on page 76 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 25, 2016

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 25, 2016

/s/ MARK D. HODELL
Mark D. Hodell
Corporate Controller,
(functioning as Principal Accounting Officer)
August 25, 2016

Signature	Signature

CHRISTINE M. VUJOVICH *	GEOFFREY L. STRINGER *
Christine M. Vujovich	Geoffrey L. Stringer
Director	Director

THOMAS J. TISCHHAUSER *	CHRISTOPHER B. CURTIS *
Thomas J. Tischhauser	Christopher B. Curtis
Director	Director

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 25, 2016	/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2016
Valuation Allowances:
Short-Term Receivables	$236	$67	$(96)	$(15)	$192
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$352	$(80)	$1	$(37)	$236
Long-Term Deferred Tax Asset	$92	$—	$(92)	$—	$—
Year Ended June 30, 2014
Valuation Allowances:
Short-Term Receivables	$750	$(350)	$45	$(93)	$352
Long-Term Deferred Tax Asset	$1,613	$—	$—	$(1,521)	$92

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 26, 2015, File No. 001-36454)
10.1* +	Summary of Director and Named Executive Officer Compensation
10.2*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 12, 2015, File No. 001-36454)
10.3*	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 2, 2015, File No. 001-36454)
10.4*	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014, File No. 001-36454)
10.5*
2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014, File No. 333-199728)

10.6*
Form of Long-Term Performance Share Award Agreement, to be used for Long-Term Performance Share Awards granted prior to June 29, 2015 (Incorporated by reference to Exhibit 10.3 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.7
Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.8
Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.9
Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.10
Credit Agreement among Kimball Electronics, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.11*
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2015, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2015 but prior to June 29, 2016 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2015, File No. 001-36454)

10.12*
Description of the Kimball Electronics, Inc. 2014 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.10 of Amendment 4 to the Company’s Form 10 filed on September 30, 2014, File No. 001-36454)

10.13*
Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”) (Incorporated by reference to Exhibit 10.8 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.14*
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2016, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2016, File No. 001-36454)

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