Form 10-Q
period 2016-09-30
Kimball Electronics, Inc.
filed 2016-11-03
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☐                                                                                       Accelerated filer  ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 24, 2016 was 27,483,304 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$50,019	$54,738
Receivables, net of allowances of $188 and $192, respectively	159,680	149,652
Inventories	139,230	132,877
Prepaid expenses and other current assets	21,866	24,944
Total current assets	370,795	362,211
Property and Equipment, net of accumulated depreciation of $166,172 and $161,034, respectively	131,457	120,701
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $26,076 and $25,817, respectively	4,868	4,593
Other Assets	16,702	16,869
Total Assets	$530,013	$510,565

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$9,000	$9,000
Accounts payable	156,941	142,152
Accrued expenses	22,470	23,651
Total current liabilities	188,411	174,803
Other long-term liabilities	12,235	11,393
Total Liabilities	200,646	186,196
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	300,265	301,581
Retained earnings	58,614	48,492
Accumulated other comprehensive loss	(11,086)	(12,190)
Treasury stock, at cost:
Shares: 1,582,000 and 1,210,000, respectively	(18,426)	(13,514)
Total Share Owners’ Equity	329,367	324,369
Total Liabilities and Share Owners’ Equity	$530,013	$510,565

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2016	2015
Net Sales	$226,451	$200,418
Cost of Sales	208,129	185,138
Gross Profit	18,322	15,280
Selling and Administrative Expenses	9,505	8,359
Other General Income	(4,005)	—
Operating Income	12,822	6,921
Other Income (Expense):
Interest income	23	12
Interest expense	(39)	(1)
Non-operating income (expense), net	779	(677)
Other income (expense), net	763	(666)
Income Before Taxes on Income	13,585	6,255
Provision for Income Taxes	3,463	1,780
Net Income	$10,122	$4,475

Earnings Per Share of Common Stock:
Basic	$0.36	$0.15
Diluted	$0.36	$0.15

Average Number of Shares Outstanding:
Basic	28,078	29,292
Diluted	28,095	29,349

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,122			$4,475
Other comprehensive income (loss):
Foreign currency translation adjustments	$810	$—	$810	$224	$—	$224
Postemployment severance actuarial change	357	(134)	223	114	(44)	70
Derivative gain (loss)	(184)	141	(43)	(2,506)	697	(1,809)
Reclassification to (earnings) loss:
Derivatives	279	(105)	174	778	(315)	463
Amortization of prior service costs	—	—	—	28	(10)	18
Amortization of actuarial change	(96)	36	(60)	(63)	25	(38)
Other comprehensive income (loss)	$1,166	$(62)	$1,104	$(1,425)	$353	$(1,072)
Total comprehensive income			$11,226			$3,403

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2016	2015
Cash Flows From Operating Activities:
Net income	$10,122	$4,475
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,713	4,885
Gain on sales of assets	(39)	(139)
Deferred income tax and other deferred charges	259	3,318
Stock-based compensation	1,202	1,147
Excess tax benefits from stock-based compensation	—	(203)
Bargain purchase gain	(925)	—
Other, net	—	(28)
Change in operating assets and liabilities:
Receivables	(10,613)	5,941
Inventories	(4,661)	(7,175)
Prepaid expenses and other current assets	2,734	(2,671)
Accounts payable	12,029	(4,231)
Accrued expenses	(1,782)	(5,848)
Net cash provided by (used for) operating activities	14,039	(529)
Cash Flows From Investing Activities:
Capital expenditures	(10,278)	(10,552)
Proceeds from sales of assets	147	149
Payments for acquisitions, net of cash acquired	(2,138)	—
Purchases of capitalized software	(41)	(735)
Other, net	26	24
Net cash used for investing activities	(12,284)	(11,114)
Cash Flows From Financing Activities:
Excess tax benefits from stock-based compensation	—	203
Repurchases of common stock	(5,955)	—
Repurchase of employee shares for tax withholding	(709)	(897)
Net cash used for financing activities	(6,664)	(694)
Effect of Exchange Rate Change on Cash and Cash Equivalents	190	(160)
Net Decrease in Cash and Cash Equivalents	(4,719)	(12,497)
Cash and Cash Equivalents at Beginning of Period	54,738	65,180
Cash and Cash Equivalents at End of Period	$50,019	$52,683
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$35	$2,258
Interest expense	$4	$1
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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2016 and June 30, 2016, results of operations for the three months ended September 30, 2016 and 2015, and cash flows for the three months ended September 30, 2016 and 2015. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2016 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2016 and 2015, we sold, without recourse, $33.2 million and $30.1 million of accounts receivable, respectively. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $3.9 million at September 30, 2016 and $5.7 million at June 30, 2016, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.

Other General Income:
Other General Income in the first quarter of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
Non-operating Income (Expense), net:
The Non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, and other non-operating income and expense items that are not directly related to operations. The Bargain purchase gain on acquisition relates to the acquisition of Aircom Manufacturing, Inc. in the three months ended September 30, 2016 and resulted from the estimated fair values of the assets acquired and liabilities recorded being greater than the consideration paid. See Note 2 - Acquisitions of Notes to Condensed Consolidated Financial Statements for more information on the bargain purchase gain. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Foreign currency/derivative loss	$(285)	$(224)
Gain (loss) on supplemental employee retirement plan investments	260	(454)
Bargain purchase gain on acquisition	925	—
Other	(121)	1
Non-operating income (expense), net	$779	$(677)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both September 30, 2016 and June 30, 2016, the Company has a receivable from Kimball International recorded for $0.7 million, of which $0.6 million is a long-term receivable and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
Supplemental Cash Flow Information
The Company had significant non-cash transactions during the three months ended September 30, 2016 of approximately $2.7 million, including transactions related to additions to Property and equipment, net of $1.7 million and Treasury stock, at cost of $0.4 million that were in Accounts payable as of September 30, 2016.

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
For further information regarding our status as an “emerging growth company,” refer to our Annual Report on Form 10-K for the year ended June 30, 2016.
New Accounting Standards:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases. The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases with terms of more than 12 months. Under the current guidance, only capital leases are recognized on the balance sheet. The new guidance requires additional qualitative and quantitative disclosures. The new guidance is effective for our fiscal year 2020 financial statements. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. The guidance is effective for our fiscal year 2020 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We are currently assessing the impact and changes required in our business processes to adopt this guidance. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.

Note 2. Acquisitions
On July 18, 2016, the Company acquired certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. (“Aircom”), located in Indianapolis, Indiana, for consideration of $3.5 million, which consisted of $2.5 million in cash payments and the settlement of a $1.0 million receivable. This acquisition was accounted for as a business combination and includes assets acquired of $6.4 million and liabilities assumed of $1.4 million based on their estimated fair values as of the acquisition date. Operating results are included in the Company’s condensed consolidated financial statements beginning on July 18, 2016 and had an immaterial effect on the Company’s financial results for the period ending September 30, 2016. Direct costs of the acquisition were not material.
Consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed, which resulted in a bargain purchase gain of $0.9 million and was recorded in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income. For tax purposes, the bargain purchase gain resulted in the reduction of the tax basis in Property and Equipment, resulting in a deferred tax liability of $0.6 million recorded on the opening balance sheet. This deferred tax liability reduced the bargain purchase gain, and the bargain purchase gain is not taxable.
The Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all assets and liabilities were recognized and the valuation procedures and resulting estimates of fair values were appropriate. The Company is in the process of finalizing the fair value amounts of certain assets acquired and liabilities assumed, therefore, the gain may be subject to future adjustments. The bargain purchase gain resulted from the financial distress of Aircom as they were unable to secure sufficient capital to continue operations and service their existing debt.
Aircom was the former parent of Medivative Technologies, LLC, from which the Company acquired certain assets and assumed certain liabilities on May 2, 2016 (the “Medivative acquisition”). Aircom provided component parts and services to the Company subsequent to the Medivative acquisition. The Aircom acquisition is expected to add expertise in the manufacturing of precision metals and plastics to the Company’s package of value.
The Company is still in the process of finalizing fair value amounts for certain assets acquired and liabilities assumed for the Medivative acquisition. For further information regarding the Medivative acquisition, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.
Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2016	June 30, 2016
Finished products	$21,883	$21,577
Work-in-process	14,151	10,678
Raw materials	103,196	100,622
Total inventory	$139,230	$132,877

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(9,653)	$(3,137)	$—	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	810	(43)	—	223	990
Reclassification to (earnings) loss	—	174	—	(60)	114
Net current-period other comprehensive income (loss)	810	131	—	163	1,104
Balance at September 30, 2016	$(8,843)	$(3,006)	$—	$763	$(11,086)

Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	224	(1,809)	—	70	(1,515)
Reclassification to (earnings) loss	—	463	18	(38)	443
Net current-period other comprehensive income (loss)	224	(1,346)	18	32	(1,072)
Balance at September 30, 2015	$(8,889)	$(4,903)	$—	$473	$(13,319)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2016	2015
Derivative gain (loss) (1)	$(279)	$(777)	Cost of Sales
	—	(1)	Non-operating income (expense), net
	105	315	Benefit (Provision) for Income Taxes
	$(174)	$(463)	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$—	$(16)	Cost of Sales
	—	(12)	Selling and Administrative Expenses
	—	10	Benefit (Provision) for Income Taxes
	$—	$(18)	Net of Tax

Amortization of actuarial gain (loss) (2)	$56	$36	Cost of Sales
	40	27	Selling and Administrative Expenses
	(36)	(25)	Benefit (Provision) for Income Taxes
	$60	$38	Net of Tax

Total reclassifications for the period	$(114)	$(443)	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of September 30, 2016, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2016 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2016, the drafts transferred and outstanding totaled $2.9 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Product warranty liability at the beginning of the period	$605	$621
Additions to warranty accrual (including changes in estimates)	170	(77)
Settlements made (in cash or in kind)	(142)	(42)
Product warranty liability at the end of the period	$633	$502
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2016. There were also no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2016. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.

Recurring Fair Value Measurements:
As of September 30, 2016 and June 30, 2016, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$4,583	$—	$4,583
Derivatives: foreign exchange contracts	—	733	733
Trading securities: mutual funds held in nonqualified SERP	6,676	—	6,676
Total assets at fair value	$11,259	$733	$11,992
Liabilities
Derivatives: foreign exchange contracts	$—	$1,369	$1,369
Total liabilities at fair value	$—	$1,369	$1,369

	June 30, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$21,225	$—	$21,225
Derivatives: foreign exchange contracts	—	754	754
Trading securities: mutual funds held in nonqualified SERP	6,166	—	6,166
Total assets at fair value	$27,391	$754	$28,145
Liabilities
Derivatives: foreign exchange contracts	$—	$1,300	$1,300
Total liabilities at fair value	$—	$1,300	$1,300
We had no level 3 assets or liabilities during the three months ended September 30, 2016.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivables and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2016. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2016, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $26.6 million and to hedge currencies against the Euro in the aggregate notional amount of 71.7 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2016, we estimate a $0.8 million pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2016 and June 30, 2016.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2016	June 30, 2016	Balance Sheet Location	September 30, 2016	June 30, 2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$601	$517	Accrued expenses	$1,213	$1,156

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	132	237	Accrued expenses	156	144
Total derivatives		$733	$754		$1,369	$1,300

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(184)	$(2,506)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2016	2015
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(279)	$(777)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$(1)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(223)	$(37)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(502)	$(815)

Note 8. Investments
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the three months ended September 30, 2016 and 2015 was, in thousands, $252 and $(461), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2016	June 30, 2016
SERP investments - current asset	$230	$214
SERP investments - other long-term asset	6,446	5,952
Total SERP investments	$6,676	$6,166

SERP obligation - current liability	$230	$214
SERP obligation - other long-term liability	6,446	5,952
Total SERP obligation	$6,676	$6,166
Note 9. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three months ended September 30, 2016 and 2015. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 10. Stock Compensation Plan
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. There were no awards granted under the Plan for the three months ended September 30, 2016. For more information on our Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.

Note 11. Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. During the quarter ended September 30, 2016, the Company repurchased $6.4 million of common stock at an average price of $12.64 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Through September 30, 2016, the Company has repurchased $19.6 million of common stock under the Plan at an average cost of $11.60 per share.
Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2016	2015
Basic and Diluted Earnings Per Share:
Net Income	$10,122	$4,475
Basic weighted average common shares outstanding	28,078	29,292
Dilutive effect of average outstanding performance shares	17	57
Dilutive weighted average shares outstanding	28,095	29,349

Earnings Per Share of Common Stock:
Basic	$0.36	$0.15
Diluted	$0.36	$0.15

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
A significant business challenge that we face as an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth.  The EMS industry has become increasingly competitive.  As a mid-sized player in the EMS market, we can expect to be challenged by the agility and flexibility of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger, global players.
We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space.  We expect to continue to effectively operate in this market space.  Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects.  This characteristic of the contract electronics marketplace is expected to continue.
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
The automotive end market has benefited from relative strength in the China market, while demand in the U.S. and Europe is stable.  The industrial market is showing improvement with growing end market demand for climate control products, smart metering, and energy efficient lighting.  We saw demand in the public safety market soften compared to last year from lower project-based demand and a product mix shift. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. For example, the recent acquisitions of Medivative and Aircom provide capabilities that will enhance our medical end market as well as support our mechanical assembly needs in all four key vertical markets. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.

We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $329 million at September 30, 2016. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $100.7 million at September 30, 2016.
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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2016.

	Three Months Ended
	September 30
Customer Service Years	2016	2015
More than 10 Years
% of Net Sales	55%	49%
# of Customers	26	22
5 to 10 Years
% of Net Sales	39%	43%
# of Customers	25	28
Less than 5 Years
% of Net Sales	6%	8%
# of Customers	33	23
Total
% of Net Sales	100%	100%
# of Customers	84	73

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2016	as a % of Net Sales	2015	as a % of Net Sales	% Change
Net Sales	$226.5		$200.4		13%
Gross Profit	$18.3	8.1%	$15.3	7.6%	20%
Selling and Administrative Expenses	$9.5	4.2%	$8.4	4.1%	14%
Other General Income	$4.0		$—
Operating Income	$12.8	5.7%	$6.9	3.5%	85%
Net Income	$10.1		$4.5		126%
Diluted Earnings per Share	$0.36		$0.15
Open Orders	$179.5		$175.5		2%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2016	2015	% Change
Automotive	$92.2	$72.0	28%
Medical	65.0	58.5	11%
Industrial	51.5	49.5	4%
Public Safety	13.2	16.4	(20)%
Other	4.6	4.0	15%
Total Net Sales	$226.5	$200.4	13%

First quarter fiscal year 2017 total net sales increased compared to the first quarter of fiscal year 2016 as increases in sales to customers in the automotive market, medical market, and industrial market more than offset decreases in sales to customers in the public safety market. Sales to customers in the automotive market experienced double-digit sales growth in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 as demand in all markets, particularly China, increased, in addition to increased sales resulting from the ramp-up of new product introductions. Sales to customers in the medical market also experienced double-digit sales growth in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 primarily due to sales generated from the recent acquisitions, increased demand from existing customers, and the successful launch of a next generation product for one of our largest customers. Sales to customers in the industrial market increased in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 largely due to increased end market demand for climate control products as well as new product launches related to smart metering. Sales to customers in the public safety market declined in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 primarily due to lower overall demand, including project-based demand, and a program reaching end of life.
Open orders were up 2% as of September 30, 2016 compared to September 30, 2015. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
First quarter fiscal year 2017 gross profit as a percent of net sales improved when compared to the first quarter of fiscal year 2016, primarily due to the positive impact from leverage gained on higher revenue and product mix, partially offset by the costs related to the ramp-up of the Romania operation.

Other General Income in the first quarter of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first quarter of fiscal year 2016.
Selling and administrative expenses increased slightly as a percent of net sales in the first quarter of fiscal year 2017 when compared to the first quarter of fiscal year 2016 and increased 14% in absolute dollars. The increase in selling and administrative expenses in the first quarter fiscal year 2017 was primarily due to an unfavorable impact from the SERP expense and higher incentive compensation costs. The SERP expense is a result of the revaluation of the SERP liability and is offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense), and the higher incentive compensation costs were driven by increased profitability.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Interest income	$23	$12
Interest expense	(39)	(1)
Foreign currency/derivative loss	(285)	(224)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	260	(454)
Bargain purchase gain on acquisition	925	—
Other	(121)	1
Other income (expense), net	$763	$(666)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Foreign currency/derivative loss resulted from net foreign currency exchange rate movements. The Bargain purchase gain on acquisition for the first three months of fiscal year 2017 resulted from the Aircom acquisition as the consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2016		September 30, 2015
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$3,723	26.3%	$1,826	39.8%
Foreign	9,862	25.2%	4,429	23.8%
Total	$13,585	25.5%	$6,255	28.5%
The effective tax rate for the first three months of fiscal year 2017 was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the U.S., and an adjustment for the U.S. research and development tax credit. Also impacting the effective tax rate for the first quarter of the current fiscal year was the $0.9 million bargain purchase gain from the Aircom acquisition, which was treated as a discrete item and excluded from the calculation of the estimated annual effective tax rate. The effective tax rate for the first three months of fiscal year 2016 was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the U.S. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.

A significant amount of sales to Philips, ZF TRW, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2016	2015
Philips	15%	14%
ZF TRW	12%	10%
Nexteer Automotive	11%	8%
Comparing the balance sheet as of September 30, 2016 to June 30, 2016, accounts receivable increased $10.0 million primarily as a result of increased sales volumes. Inventory increased $6.4 million primarily to support increased production volumes. Our property and equipment, net increased $10.8 million primarily due to expenditures to support new business awards, property and equipment from the Aircom acquisition, and the purchase of a previously leased facility housing the former Medivative operation. Accounts payable increased $14.8 million related to the timing of payment of our accounts payable at the end of the quarter ending September 30, 2016, including payments for capital equipment. Treasury stock, at cost, increased $4.9 million primarily from repurchases of our common stock under an authorized stock repurchase plan.
Liquidity and Capital Resources
Working capital at September 30, 2016 was $182.4 million compared to working capital of $187.4 million at June 30, 2016. The current ratio was 2.0 at September 30, 2016 and 2.1 at June 30, 2016. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $100.7 million at September 30, 2016 and $105.4 million at June 30, 2016.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended September 30, 2016 was 58 days, which improved from 59 days for the quarter ended June 30, 2016 and improved from 61 days for the quarter ended September 30, 2015. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015
DSO	60	61	59
PDSOH	61	61	65
APD	63	63	63
CCD	58	59	61
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2017 and 2016.

	Three Months Ended
	September 30
(Amounts in thousands)	2016	2015
Net cash provided by (used for) operating activities	$14,039	$(529)
Net cash used for investing activities	$(12,284)	$(11,114)
Net cash used for financing activities	$(6,664)	$(694)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal years 2017 and 2016 was primarily driven by net income adjusted for non-cash items. Cash provided by operating activities for the three months ending September 30, 2016 included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in working capital used $2.3 million of cash in the first three months of fiscal year 2017 and $14.0 million of cash in the first three months of fiscal year 2016.
For the usage of $2.3 million cash from changes in working capital balances in the first three months of fiscal year 2017, large fluctuations were in our accounts receivable, inventory, and accounts payable. An increase in accounts receivable used cash of $10.6 million which primarily resulted from increased sales volumes. An increase in inventory used cash of $4.7 million primarily to support increased production volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $12.0 million resulting primarily from the timing of payment of our accounts payable at the end of the quarter ending September 30, 2016.
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
Cash Flows from Investing Activities
For the first three months of fiscal years 2017 and 2016, net cash used for investing activities was $12.3 million and $11.1 million, respectively. During the first three months of fiscal year 2017, we reinvested $10.3 million into capital investments for the future with the largest expenditures to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during the first three months of fiscal year 2017, we invested $2.1 million, net of cash received, to acquire certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. See Note 2 - Acquisitions of Notes to Condensed Consolidated Financial Statements for more information on the Aircom acquisition. During the first three months of fiscal year 2016, we reinvested $11.3 million into capital investments with the largest expenditures for our greenfield start-up facility in Romania and manufacturing equipment.
Cash Flows from Financing Activities
For the first three months of fiscal year 2017, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and for the remittance of tax withholdings on share-based payments. For the first three months of fiscal year 2016, net cash used for financing activities resulted from amounts related to the issuance of performance shares to officers and other key employees.

Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary facility”) dated as of October 31, 2014 with JPMorgan Chase Bank National Association, as administrative agent, and other lenders party thereto. The credit facility has a maturity date of October 31, 2019 and allows for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million at the Company’s request, subject to participating banks’ consent.
The proceeds of the revolving credit loans are to be used for general corporate purposes of the Company including potential acquisitions and share repurchases. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.
At both September 30, 2016 and June 30, 2016, we had $9.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2016.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of September 30, 2016, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.6 million at September 30, 2016 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2016 or June 30, 2016. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of September 30, 2016 or June 30, 2016. These foreign credit facilities can be canceled at any time by either the bank or us.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $50.7 million at September 30, 2016. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. As part of this plan to enhance our capabilities and diversification, we recently acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. These acquisitions were financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility will continue to ramp up through fiscal year 2017.
At September 30, 2016, our capital expenditure commitments were approximately $9 million, consisting primarily of commitments in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At September 30, 2016, our foreign operations held cash totaling $35.9 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would currently be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase program to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company repurchased $19.6 million of common stock under the Plan through September 30, 2016.
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
Fair Value
During the first quarter of fiscal year 2017, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2016.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2016, the drafts transferred and outstanding totaled $2.9 million. No transferee has exercised their recourse rights against us.
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

Critical Accounting Policies
Kimball Electronics’ Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2016.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2016.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 1, 2016 - July 31, 2016	38,740	$12.28	38,740	$6,362,722
August 1, 2016 - August 31, 2016	113,416	$12.21	113,416	$4,978,270
September 1, 2016 - September 30, 2016	355,457	$12.81	355,457	$20,424,647
Total	507,613	$12.64	507,613
(1) On October 21, 2015, our Board of Directors approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock.
(2) On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)

10.1*+	Summary of Director and Named Executive Officer Compensation

10.2	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2016, File No. 001-36454)

10.3*	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)

10.4*
Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)

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
November 3, 2016

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 3, 2016

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 26, 2015, File No. 001-36454)
10.1*+	Summary of Director and Named Executive Officer Compensation
10.2	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2016, File No. 001-36454)
10.3*	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)
10.4*
Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)

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