Form 10-Q
period 2017-03-31
Kimball Electronics, Inc.
filed 2017-05-04
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 24, 2017 was 27,127,146 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$40,056	$54,738
Receivables, net of allowances of $211 and $192, respectively	161,703	149,652
Inventories	143,929	132,877
Prepaid expenses and other current assets	26,830	24,944
Total current assets	372,518	362,211
Property and Equipment, net of accumulated depreciation of $172,273 and $161,034, respectively	132,131	120,701
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $26,384 and $25,817, respectively	4,822	4,593
Other Assets	17,473	16,869
Total Assets	$533,135	$510,565

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$6,500	$9,000
Accounts payable	152,385	142,152
Accrued expenses	27,128	23,651
Total current liabilities	186,013	174,803
Other long-term liabilities	12,744	11,393
Total Liabilities	198,757	186,196
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	301,753	301,581
Retained earnings	74,543	48,492
Accumulated other comprehensive loss	(13,260)	(12,190)
Treasury stock, at cost:
Shares: 2,291,000 and 1,210,000, respectively	(28,658)	(13,514)
Total Share Owners’ Equity	334,378	324,369
Total Liabilities and Share Owners’ Equity	$533,135	$510,565

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2017	2016	2017	2016
Net Sales	$232,930	$214,111	$689,646	$621,658
Cost of Sales	214,212	197,926	632,053	574,078
Gross Profit	18,718	16,185	57,593	47,580
Selling and Administrative Expenses	9,179	9,107	26,996	26,648
Other General Income	—	—	(4,005)	—
Operating Income	9,539	7,078	34,602	20,932
Other Income (Expense):
Interest income	11	23	48	47
Interest expense	(52)	(24)	(151)	(29)
Non-operating income (expense), net	373	234	184	(1,039)
Other income (expense), net	332	233	81	(1,021)
Income Before Taxes on Income	9,871	7,311	34,683	19,911
Provision (Benefit) for Income Taxes	1,754	(166)	8,632	3,395
Net Income	$8,117	$7,477	$26,051	$16,516

Earnings Per Share of Common Stock:
Basic	$0.30	$0.26	$0.94	$0.57
Diluted	$0.30	$0.26	$0.94	$0.57

Average Number of Shares Outstanding:
Basic	27,266	28,771	27,565	29,097
Diluted	27,416	28,860	27,655	29,211

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$8,117			$7,477
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,246	$—	$1,246	$3,283	$—	$3,283
Postemployment severance actuarial change	89	(34)	55	183	(71)	112
Derivative gain (loss)	2,476	(749)	1,727	(109)	(5)	(114)
Reclassification to (earnings) loss:
Derivatives	(245)	(8)	(253)	1,019	(343)	676
Amortization of actuarial change	(81)	31	(50)	(65)	26	(39)
Other comprehensive income (loss)	$3,485	$(760)	$2,725	$4,311	$(393)	$3,918
Total comprehensive income			$10,842			$11,395

	Nine Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$26,051			$16,516
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,272)	$—	$(3,272)	$1,363	$—	$1,363
Postemployment severance actuarial change	401	(151)	250	451	(174)	277
Derivative gain (loss)	2,210	(421)	1,789	(2,036)	632	(1,404)
Reclassification to (earnings) loss:
Derivatives	651	(329)	322	2,610	(937)	1,673
Amortization of prior service costs	—	—	—	28	(10)	18
Amortization of actuarial change	(255)	96	(159)	(193)	77	(116)
Other comprehensive income (loss)	$(265)	$(805)	$(1,070)	$2,223	$(412)	$1,811
Total comprehensive income			$24,981			$18,327

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2017	2016
Cash Flows From Operating Activities:
Net income	$26,051	$16,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,501	14,336
Gain on sales of assets	(42)	(137)
Deferred income tax and other deferred charges	(1,221)	3,614
Stock-based compensation	2,715	2,662
Excess tax benefits from stock-based compensation	—	(203)
Bargain purchase gain	(925)	—
Other, net	255	154
Change in operating assets and liabilities:
Receivables	(13,559)	(8,836)
Inventories	(10,125)	(6,178)
Prepaid expenses and other current assets	(676)	(6,479)
Accounts payable	10,929	14,858
Accrued expenses	3,839	(2,278)
Net cash provided by operating activities	34,742	28,029
Cash Flows From Investing Activities:
Capital expenditures	(25,102)	(27,117)
Proceeds from sales of assets	203	200
Payments for acquisitions, net of cash acquired	(2,138)	—
Purchases of capitalized software	(911)	(960)
Other, net	27	71
Net cash used for investing activities	(27,921)	(27,806)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	4,000	3,000
Payments on revolving credit facility	(13,000)	—
Net change in credit facilities	6,500	—
Excess tax benefits from stock-based compensation	—	203
Repurchases of common stock	(17,320)	(7,982)
Repurchase of employee shares for tax withholding	(709)	(897)
Net cash used for financing activities	(20,529)	(5,676)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(974)	99
Net Decrease in Cash and Cash Equivalents	(14,682)	(5,354)
Cash and Cash Equivalents at Beginning of Period	54,738	65,180
Cash and Cash Equivalents at End of Period	$40,056	$59,826
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,394	$6,677
Interest expense	$159	$1
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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2017 and June 30, 2016, results of operations for the three and nine months ended March 31, 2017 and 2016, and cash flows for the nine months ended March 31, 2017 and 2016. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2016 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2017 and 2016, we sold, without recourse, $107.8 million and $93.1 million of accounts receivable, respectively. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.6 million at March 31, 2017 and $5.7 million at June 30, 2016, are reflected in the Receivables line on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2017 and 2016 were $6.8 million and $10.1 million, respectively. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.

Other General Income:
Other General Income in the nine months ended March 31, 2017 included $4.0 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the nine months ended March 31, 2016.
Non-operating Income (Expense), net:
The Non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, and other non-operating income and expense items that are not directly related to operations. The Bargain purchase gain on acquisition relates to the acquisition of Aircom Manufacturing, Inc. during the nine months ended March 31, 2017 and resulted from the estimated fair values of the assets acquired and liabilities recorded being greater than the consideration paid. See Note 2 - Acquisitions of Notes to Condensed Consolidated Financial Statements for more information on the bargain purchase gain. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Foreign currency/derivative gain (loss)	$37	$336	$(1,433)	$(619)
Gain (loss) on supplemental employee retirement plan investments	423	26	682	(170)
Bargain purchase gain on acquisition	—	—	925	—
Other	(87)	(128)	10	(250)
Non-operating income (expense), net	$373	$234	$184	$(1,039)
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
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. At March 31, 2017 and June 30, 2016, the Company has a receivable from Kimball International recorded for $0.6 million and $0.7 million, respectively. As of March 31, 2017 and June 30, 2016, $0.5 million and $0.6 million, respectively, of the receivable is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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
In April 2017, the Securities and Exchange Commission adopted new rules that included an inflation-adjusted threshold in the definition of an “emerging growth company.” Under the new inflation-adjusted threshold, we would cease to be an “emerging growth company” on the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion. This is an increase of $70 million from the previous $1 billion threshold. For further information regarding additional criteria to retain the “emerging growth company” status, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.
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

Note 2. Acquisitions
On July 18, 2016, the Company acquired certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. (“Aircom”), located in Indianapolis, Indiana, for consideration of $3.5 million, which consisted of $2.5 million in cash payments and the settlement of a $1.0 million receivable. This acquisition was accounted for as a business combination and includes assets acquired of $6.4 million and liabilities assumed of $1.4 million based on their estimated fair values as of the acquisition date. Operating results are included in the Company’s condensed consolidated financial statements beginning on July 18, 2016 and had an immaterial effect on the Company’s financial results for the three and nine months ended March 31, 2017. Direct costs of the acquisition were not material.
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
Note 3. Inventories
Inventories are valued using the lower of first-in, first-out (FIFO) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2017	June 30, 2016
Finished products	$22,256	$21,577
Work-in-process	14,385	10,678
Raw materials	107,288	100,622
Total inventory	$143,929	$132,877

Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(9,653)	$(3,137)	$—	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	(3,272)	1,789	—	250	(1,233)
Reclassification to (earnings) loss	—	322	—	(159)	163
Net current-period other comprehensive income (loss)	(3,272)	2,111	—	91	(1,070)
Balance at March 31, 2017	$(12,925)	$(1,026)	$—	$691	$(13,260)

Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	1,363	(1,404)	—	277	236
Reclassification to (earnings) loss	—	1,673	18	(116)	1,575
Net current-period other comprehensive income (loss)	1,363	269	18	161	1,811
Balance at March 31, 2016	$(7,750)	$(3,288)	$—	$602	$(10,436)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Derivative gain (loss) (1)	$245	$(1,019)	$(645)	$(2,609)	Cost of Sales
	—	—	(6)	(1)	Non-operating income (expense), net
	8	343	329	937	Benefit (Provision) for Income Taxes
	$253	$(676)	$(322)	$(1,673)	Net of Tax
Postemployment Benefits:
Amortization of prior service costs (2)	$—	$—	$—	$(16)	Cost of Sales
	—	—	—	(12)	Selling and Administrative Expenses
	—	—	—	10	Benefit (Provision) for Income Taxes
	$—	$—	$—	$(18)	Net of Tax

Amortization of actuarial gain (2)	$46	$36	$147	$109	Cost of Sales
	35	29	108	84	Selling and Administrative Expenses
	(31)	(26)	(96)	(77)	Benefit (Provision) for Income Taxes
	$50	$39	$159	$116	Net of Tax

Total reclassifications for the period	$303	$(637)	$(163)	$(1,575)	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2017 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2017, the drafts transferred and outstanding totaled $3.3 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2017	2016
Product warranty liability at the beginning of the period	$605	$621
Additions to warranty accrual (including changes in estimates)	398	167
Settlements made (in cash or in kind)	(353)	(113)
Product warranty liability at the end of the period	$650	$675
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.

Recurring Fair Value Measurements:
As of March 31, 2017 and June 30, 2016, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,085	$—	$1,085
Derivatives: foreign exchange contracts	—	3,392	3,392
Trading securities: mutual funds held in nonqualified SERP	7,210	—	7,210
Total assets at fair value	$8,295	$3,392	$11,687
Liabilities
Derivatives: foreign exchange contracts	$—	$462	$462
Total liabilities at fair value	$—	$462	$462

	June 30, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$21,225	$—	$21,225
Derivatives: foreign exchange contracts	—	754	754
Trading securities: mutual funds held in nonqualified SERP	6,166	—	6,166
Total assets at fair value	$27,391	$754	$28,145
Liabilities
Derivatives: foreign exchange contracts	$—	$1,300	$1,300
Total liabilities at fair value	$—	$1,300	$1,300
We had no level 3 assets or liabilities measured at fair value during the nine months ended March 31, 2017.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2016.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2017, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $26.2 million and to hedge currencies against the Euro in the aggregate notional amount of 81.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2017, we estimate a $1.7 million pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2017 and June 30, 2016.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2017	June 30, 2016	Balance Sheet Location	March 31, 2017	June 30, 2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,383	$517	Accrued expenses	$349	$1,156

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,009	237	Accrued expenses	113	144
Total derivatives		$3,392	$754		$462	$1,300

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$2,476	$(109)	$2,210	$(2,036)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2017	2016	2017	2016
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$245	$(1,019)	$(645)	$(2,609)
Foreign exchange contracts	Non-operating income (expense)	—	—	(6)	—
Total		$245	$(1,019)	$(651)	$(2,609)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$—	$(1)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(157)	$(911)	$1,505	$(349)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$88	$(1,930)	$854	$(2,959)

Note 8. Investments
The Company established and maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the nine months ended March 31, 2017 and 2016 was, in thousands, $414 and $19, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2017	June 30, 2016
SERP investments - current asset	$246	$214
SERP investments - other long-term asset	6,964	5,952
Total SERP investments	$7,210	$6,166

SERP obligation - current liability	$246	$214
SERP obligation - other long-term liability	6,964	5,952
Total SERP obligation	$7,210	$6,166
Note 9. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three and nine months ended March 31, 2017 and 2016. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

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

During the first nine months of fiscal year 2017, the following stock compensation was awarded under the Plan and the Deferral Plan to non-employee members of the Board.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value
Unrestricted shares (Director compensation)	2nd Quarter	10,477	$15.75

Deferred Share Units (2)	Quarter Awarded	Units	Grant Date Fair Value
Deferred share units (Director compensation)	2nd Quarter	17,779	$15.75

(1) Unrestricted shares were awarded to non-employee members of the Board as compensation for the portion of Director’s annual retainer fees as a result of the Directors’ elections to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that Directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.

(2) Deferred share units were awarded to non-employee members of the Board as compensation for the portion of Director’s annual retainer fees as a result of Directors’ elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that Directors earn the compensation. Deferred share units are participating securities and are payable in common stock upon a Director’s retirement or termination from the Board or death.

Note 11. Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. During the nine months ended March 31, 2017, the Company repurchased $16.8 million of common stock at an average price of $13.66 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $29.9 million of common stock under the Plan at an average cost of $12.43 per share.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Basic and Diluted Earnings Per Share:
Net Income	$8,117	$7,477	$26,051	$16,516
Less: Net Income allocated to participating securities	$5	$—	$9	$—
Net Income allocated to common Share Owners	$8,112	$7,477	$26,042	$16,516

Basic weighted average common shares outstanding	27,266	28,771	27,565	29,097
Dilutive effect of average outstanding performance shares	144	89	86	114
Dilutive effect of average outstanding deferred stock units	6	—	4	—
Dilutive weighted average shares outstanding	27,416	28,860	27,655	29,211

Earnings Per Share of Common Stock:
Basic	$0.30	$0.26	$0.94	$0.57
Diluted	$0.30	$0.26	$0.94	$0.57

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
The 2016 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends for 2015 to 2020. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 4.0% over the next five years, with the automotive, medical, and industrial markets projected to grow at a CAGR of 4.3%, 3.9%, and 3.3%, respectively. The March 2017 edition of the Manufacturing Market Insider published by NVR indicated the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2016, of which we are a member, experienced a decrease of revenue of 1.0% in calendar year 2016. Excluding the two largest EMS providers, there was growth of 1.5% in calendar year 2016. During calendar year 2016, we experienced growth of 9%.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from overall strength in each of the regional markets we serve, and it also benefits from the trend of increased electronic content that is placed on automobiles. The industrial market is showing improvement with growing end market demand for climate control products, smart metering, and energy efficient lighting. We saw improved overall demand in the public safety market compared to last year. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
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
We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $334 million at March 31, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $93.3 million at March 31, 2017.
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

	Nine Months Ended
	March 31
Customer Service Years	2017	2016
More than 10 Years
% of Net Sales	55%	55%
# of Customers	27	24
5 to 10 Years
% of Net Sales	39%	39%
# of Customers	24	28
Less than 5 Years
% of Net Sales	6%	6%
# of Customers	32	23
Total
% of Net Sales	100%	100%
# of Customers	83	75

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

Financial Overview

	At or for the Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$232.9		$214.1		9%
Gross Profit	$18.7	8.0%	$16.2	7.6%	16%
Selling and Administrative Expenses	$9.2	3.9%	$9.1	4.3%	1%
Operating Income	$9.5	4.1%	$7.1	3.3%	35%
Net Income	$8.1		$7.5		9%
Diluted Earnings per Share	$0.30		$0.26
Open Orders	$190.5		$184.9		3%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$689.6		$621.7		11%
Gross Profit	$57.6	8.4%	$47.6	7.7%	21%
Selling and Administrative Expenses	$27.0	4.0%	$26.6	4.3%	1%
Other General Income	$4.0		$—
Operating Income	$34.6	5.0%	$20.9	3.4%	65%
Net Income	$26.1		$16.5		58%
Diluted Earnings per Share	$0.94		$0.57

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Automotive	$94.3	$85.6	10%	$282.8	$240.2	18%
Medical	59.8	65.6	(9)%	188.2	184.1	2%
Industrial	53.8	45.7	18%	153.7	137.9	11%
Public Safety	20.6	14.0	47%	49.6	46.4	7%
Other	4.4	3.2	34%	15.3	13.1	17%
Total Net Sales	$232.9	$214.1	9%	$689.6	$621.7	11%

Third quarter fiscal year 2017 total net sales increased compared to the third quarter of fiscal year 2016 as increases in sales to customers in the automotive market, industrial market, and public safety market more than offset decreases in sales to customers in the medical market. Year-to-date fiscal year 2017 total net sales increased compared to year-to-date fiscal year 2016 total net sales driven by sales growth to customers in all four of our vertical markets.
Sales to customers in the automotive market experienced double-digit sales growth in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 as demand in North America and Europe increased, in addition to increased sales resulting from the ramp-up of new product introductions. Sales to customers in the medical market declined in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 primarily due to a general softness in demand, which was partially offset by sales generated from the recent acquisitions and new product introductions. Sales to customers in the industrial market experienced double-digit growth in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 largely due to increased end market demand for climate control products as well as new product launches related to smart metering. Sales to customers in the public safety market experienced significant growth in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 due to the ramp-up of new product awards and increased demand for existing products.
Sales to customers in the automotive market experienced double-digit sales growth in the year-to-date period of fiscal year 2017 compared to the year-to-date period of fiscal year 2016 as demand in all markets increased, in addition to increased sales resulting from the ramp-up of new product introductions. Year-to-date sales for fiscal year 2017 to customers in the medical market increased slightly compared to year-to-date sales for the prior fiscal year as the sales generated from the recent acquisitions and new product introductions more than offset declines from existing products. Sales to customers in the industrial market experienced double-digit growth in the year-to-date period of fiscal year 2017 compared to the year-to-date period of fiscal year 2016 largely due to increased end market demand for climate control products as well as new product launches related to smart metering. Sales to customers in the public safety market increased in the year-to-date period of fiscal year 2017 compared to the year-to-date period of fiscal year 2016 primarily due to increased demand for existing products and new product awards.
Open orders were up 3% as of March 31, 2017 compared to March 31, 2016. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Third quarter fiscal year 2017 gross profit as a percent of net sales improved when compared to the third quarter of fiscal year 2016, primarily due to the leverage gained on higher revenue, cost productivity, and favorable product mix, which were partially offset by the costs related to the ramp-up of the Romania operation and new product introductions. Year-to-date fiscal year 2017 gross profit as a percent of net sales improved when compared to the year-to-date period of fiscal year 2016, primarily due to the positive impact from leverage gained on higher revenue, cost productivity, lower healthcare costs in the U.S., and favorable product mix, which were partially offset by the costs related to the ramp-up of the Romania operation and new product introductions.
Selling and administrative expenses decreased as a percent of net sales but increased slightly in absolute dollars in the third quarter of fiscal year 2017 when compared to the third quarter of fiscal year 2016. The current quarter selling and administrative expenses were favorably impacted by not having incremental start-up costs related to our Romania operation and lower bad debt expense. This was partially offset by higher SERP expense in the current quarter. The SERP expense is a result of the revaluation of the SERP liability and is offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
For the year-to-date period of fiscal year 2017, the selling and administrative expenses decreased as a percent of net sales and increased slightly in absolute dollars when compared to the year-to-date period of fiscal year 2016. Selling and administrative expenses benefited in the current year from not having the incremental start-up costs related to our Romania operation, and this was partially offset by higher SERP expense in the current year.
Other General Income in the first nine months of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first nine months of fiscal year 2016.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Interest income	$11	$23	$48	$47
Interest expense	(52)	(24)	(151)	(29)
Foreign currency/derivative gain (loss)	37	336	(1,433)	(619)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	423	26	682	(170)
Bargain purchase gain on acquisition	—	—	925	—
Other	(87)	(128)	10	(250)
Other income (expense), net	$332	$233	$81	$(1,021)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements. The Bargain purchase gain on acquisition for the first nine months of fiscal year 2017 resulted from the Aircom acquisition as the consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2017		March 31, 2016
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$7,480	28.1%	$1,898	28.0%
Foreign	27,203	24.0%	18,013	15.9%
Total	$34,683	24.9%	$19,911	17.1%
When compared to the statutory rate, the effective tax rate for the first nine months of fiscal year 2017 was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the U.S., domestic and foreign provision to return adjustments, and the U.S. research and development tax credit. Also impacting the effective tax rate for the first nine months of the current fiscal year was the $0.9 million bargain purchase gain from the Aircom acquisition, which was treated as a discrete item in the first quarter of fiscal year 2017 and excluded from the calculation of the estimated annual effective tax rate. The effective tax rate for the first nine months of fiscal year 2016 was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the U.S., a discrete foreign income tax benefit of $1.8 million recognized during the third quarter of the prior fiscal year as a result of a favorable tax ruling related to the capitalization of the Company’s Romania subsidiary, and adjustments for domestic tax credits. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.

A significant amount of sales to Philips, ZF TRW, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Philips	13%	17%	14%	15%
ZF TRW	13%	11%	12%	10%
Nexteer Automotive	12%	11%	12%	10%
Comparing the balance sheet as of March 31, 2017 to June 30, 2016, accounts receivable increased $12.1 million primarily as a result of increased sales volumes. Inventory increased $11.1 million primarily to support increased open orders and production volumes. Our property and equipment, net increased $11.4 million primarily due to expenditures to support new business awards and capacity purposes, property and equipment from the Aircom acquisition, and the purchase of a previously leased facility housing the former Medivative operation. Accounts payable increased $10.2 million largely from the increased inventory purchases to support increased production volumes. Treasury stock, at cost, increased $15.1 million from repurchases of our common stock under an authorized stock repurchase plan.
Liquidity and Capital Resources
Working capital at March 31, 2017 was $186.5 million compared to working capital of $187.4 million at June 30, 2016. The current ratio was 2.0 at March 31, 2017 and 2.1 at June 30, 2016. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $93.3 million at March 31, 2017 and $105.4 million at June 30, 2016.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended March 31, 2017 was 61 days, which increased from the quarter ended June 30, 2016 and the quarter ended March 31, 2016. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	March 31, 2017	June 30, 2016	March 31, 2016
DSO	62	61	60
PDSOH	61	61	60
APD	62	63	63
CCD	61	59	57
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2017 and 2016.

	Nine Months Ended
	March 31
(Amounts in thousands)	2017	2016
Net cash provided by operating activities	$34,742	$28,029
Net cash used for investing activities	$(27,921)	$(27,806)
Net cash used for financing activities	$(20,529)	$(5,676)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal years 2017 and 2016 was primarily driven by net income adjusted for non-cash items. Cash provided by operating activities for the nine months ending March 31, 2017 included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in working capital used $9.6 million of cash in the first nine months of fiscal year 2017 and $8.9 million of cash in the first nine months of fiscal year 2016.
For the usage of $9.6 million cash from changes in working capital balances in the first nine months of fiscal year 2017, large fluctuations were in our accounts receivable and inventory. An increase in accounts receivable used cash of $13.6 million which primarily resulted from increased sales volumes. An increase in inventory used cash of $10.1 million primarily to support increased open orders and production volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $10.9 million largely resulting from the increased inventory purchases to support increased purchase volumes.
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
Cash Flows from Investing Activities
For the first nine months of fiscal years 2017 and 2016, net cash used for investing activities was $27.9 million and $27.8 million, respectively. During the first nine months of fiscal year 2017, we reinvested $26.0 million into capital investments for the future with the largest expenditures to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during the first nine months of fiscal year 2017, we invested $2.1 million, net of cash received, to acquire certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. See Note 2 - Acquisitions of Notes to Condensed Consolidated Financial Statements for more information on the Aircom acquisition. During the first nine months of fiscal year 2016, we reinvested $28.1 million into capital investments for the future with the largest expenditures for manufacturing equipment, including equipment to support new business awards, and our greenfield start-up facility in Romania.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2017, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan, payments on our primary credit facility borrowings, and the remittance of tax withholdings on share-based payments, partially offset by the borrowings on our primary credit facility for domestic cash needs. For the first nine months of fiscal year 2016, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and amounts related to the issuance of performance shares to officers and other key employees, partially offset by borrowings on our China credit facility for working capital purposes.

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
At March 31, 2017, we had $6.5 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. At June 30, 2016, we had $9.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used for domestic cash needs.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2017.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of March 31, 2017, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.6 million at March 31, 2017 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2017 or June 30, 2016. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of March 31, 2017 or June 30, 2016. These foreign credit facilities can be canceled at any time by either the bank or us.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $53.2 million at March 31, 2017. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits. As part of this plan to enhance our capabilities and diversification, we recently acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. These acquisitions were financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility has ramped up in the current fiscal year and will continue to ramp up in fiscal year 2018.
At March 31, 2017, our capital expenditure commitments were approximately $8 million, consisting primarily of commitments for capacity purposes and in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At March 31, 2017, our foreign operations held cash totaling $38.9 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would currently be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $29.9 million of common stock under the Plan through March 31, 2017.
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
Fair Value
During the third quarter of fiscal year 2017, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2016.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2017, the drafts transferred and outstanding totaled $3.3 million. No transferee has exercised their recourse rights against us.
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
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, geopolitical environment, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2016.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1, 2017 - January 31, 2017	—	$—	—	$13,071,473
February 1, 2017 - February 28, 2017	—	$—	—	$13,071,473
March 1, 2017 - March 31, 2017	190,753	$15.71	190,753	$10,073,942
Total	190,753	$15.71	190,753
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
May 4, 2017

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 4, 2017

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