Form 10-K
period 2017-06-30
Kimball Electronics, Inc.
filed 2017-08-29
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $483.2 million based on 96.9% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 16, 2017 was 26,814,557 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 9, 2017, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was incorporated in 1998 and is a global provider of contract electronic manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets.  We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products.  We believe our customers appreciate our body of knowledge as it relates to the design and manufacture of their products that require durability, reliability, the highest levels of quality control, and regulatory compliance.  We deliver award-winning service from our highly integrated global footprint which is enabled by a common operating system, a standardization strategy, global procedures, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle, making us easy to do business with.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, our track record of quality, financial stability, social responsibility, and commitment to long-term relationships is important to them.
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
Many of our customers are multinational companies that sell their products in multiple regions of the world.  For these customers, it is important for them to be able to leverage their investment in their supply partner relationships such that the same partner provides them with engineering, manufacturing, and supply chain support in multiple regions of the world. It is common for us to manufacture the same product for the same customer in multiple locations.  Our strategy for expanding our global footprint has aligned us with the preferences of the customers in our four end market verticals and has positioned us well to support their global growth initiatives.  Our global systems, procedures, processes, and teamwork combined with our CRM model have allowed us to accomplish this goal for many of our largest customers.
Our global processes and central functions that support component sourcing, procurement, quoting, and customer pricing provide commonality and consistency among the various regions in which we operate. We have a central, global sourcing organization that utilizes procurement processes and practices to help secure sources from around the world and to ensure sufficient availability of components and a uniform approach to pricing while leveraging the purchase volume of the entire organization. Customer pricing for all of the products we produce is managed centrally utilizing a standardized quoting model regardless of where our customers request their products to be produced.
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

Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. Production occurs in our facilities located in the United States, China, Mexico, Poland, Romania, and Thailand.
Our services are sold globally on a contract basis and we produce products to our customers’ specifications.  Our manufacturing services primarily include:

•	Design services and support;

•	Rapid prototyping and new product introduction support;

•	Production and testing of printed circuit board assemblies (PCBAs);

•	Industrialization and automation of manufacturing processes;

•	Product design and process validation and qualification;

•	Reliability testing (testing of products under a series of extreme environmental conditions);

•	Assembly, production, and packaging of other related non-electronic products;

•	Supply chain services and support; and

•	Complete product life cycle management.
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
In particular, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an “emerging growth company” upon the earliest of:

•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or June 30, 2020;

•	the last day of the fiscal year in which our total annual gross revenues exceed $1.07 billion;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•
the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2017, all of our business units operate in the electronic manufacturing services industry that provide electronic assemblies and components primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment. See Item 6 - Selected Financial Data for more information regarding the Company’s financial results.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers. Key elements of executing our strategy include:

•	Expanding Our Global Footprint – continue our strategy with expansion globally, including new potential country locations and/or facility expansion as our customer demands dictate; and

•	Expanding Our Package of Value – enhance our core strengths and expand upon our package of value in areas such as complex system assembly, specialized processes, precision metals, and plastics.
Our Business Offerings
We offer contract electronic manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end market verticals.  Our services support the complete product life cycle of our customers’ products and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We collaborate with third-party design services companies to bring innovative complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value.  We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the quality and reliability expectations in the electronics manufacturing industry.
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
Marketing Channels
Manufacturing services, including engineering and supply chain support, are marketed by our business development team. We use a CRM model to provide our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.

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
Our Competitive Strengths
Our competitive strengths derive from our experience of producing safety critical electronic assemblies for automotive customers for over 30 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our core strengths include:

•	Our core competency of producing durable electronics;

•	Our body of knowledge as it relates to the design and manufacture of products that require high levels of quality control, reliability, and durability;

•	Our highly integrated, global footprint;

•	Our CRM model and our customer scorecard process;

•	Our ability to provide our customers with valuable input regarding designs for improved manufacturability, reliability, and cost;

•	Our quality systems, industry certifications, and regulatory compliance;

•	Our integrated supply chain solutions and competitive bid process resulting in competitive raw material pricing; and

•	Complete product life cycle management.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. We do not have a significant share of the EMS market and were ranked the 19th largest global EMS provider for calendar year 2016 by Manufacturing Market Insider in the March 2017 edition published by New Venture Research.
Locations
As of June 30, 2017, we have nine manufacturing facilities with three located in Indiana and one located in each of Florida, China, Mexico, Poland, Romania, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. During fiscal year 2016, the construction of our greenfield facility in Romania was completed. In addition, we acquired certain assets and assumed certain liabilities of two contract manufacturing companies located in Indiana, one during fiscal year 2017 and one during fiscal year 2016. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations, acquisitions, and start-up operations. Financial information by geographic area for each of the three years in the period ended June 30, 2017 is included in Note 16 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Seasonality
Sales revenue of our EMS business is generally not affected by seasonality.

Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2017 were as follows:

	Year Ended June 30
	2017	2016	2015
Automotive	41%	39%	37%
Medical	28%	30%	30%
Industrial	22%	22%	24%
Public Safety	7%	7%	7%
Other	2%	2%	2%
Total	100%	100%	100%
See Note 16 - Geographic Information of Notes to Consolidated Financial Statements for financial information reported by geographic area.
Included in our sales were a significant amount to Philips, ZF, and Nexteer Automotive, which accounted for the following portions of net sales:

	Year Ended June 30
	2017	2016	2015
Philips	14%	15%	15%
ZF	12%	11%	*
Nexteer Automotive	12%	*	*

* amount is less than 10% of total
The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle which can be difficult to predict at the beginning of a program.  Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory and end-of-life pricing, which reduces the additional costs that we incur when a manufacturing services agreement is terminated. We continue to focus on diversification of our customer base.
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer subject to contractual termination provisions, was $214.3 million and $171.0 million as of June 30, 2017 and 2016, respectively. Substantially all of the open orders as of June 30, 2017 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
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
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2017	2016	2015
Research and Development Costs	$10	$9	$9
Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes which allow us to provide very competitive electronic manufacturing services to our customers. As such, this intellectual property is complex and normally contained within our facilities. The nature of this know-how does not lend itself well to traditional patent protection. In addition, we feel the best protection strategy involves maintaining our intellectual property as trade secrets because there is no disclosure of the information to outside parties, and there is no expiration on the length of protection. For these reasons, we do not own any patents we consider significant to our business and our only registered trademark is the “Kimball” name as registered in certain categories relating to our electronics manufacturing and design services, which were assigned to us by former Parent.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2019 will not represent a material portion of total capital expenditures during those years.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Employees
As of June 30, 2017, Kimball Electronics employed approximately 5,400 people worldwide, with approximately 1,100 located in the United States and approximately 4,300 located in foreign countries. Our U.S. operations are not subject to collective bargaining arrangements. Most of our foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://investors.kimballelectronics.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

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
Item 1A - Risk Factors
The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and should be carefully considered. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial, or we have not predicted may also affect our business, financial condition, or results of operations. Because of these and other factors, past performance should not be considered an indication of future performance.
Risks Relating to Our Business
Uncertain macroeconomic and industry conditions could adversely impact demand for our products and services and adversely affect operating results.
Market demand for our products and services, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	instability of the global financial markets;

•	uncertainty of worldwide economic conditions;

•	volatile energy costs;

•	erosion of global consumer confidence;

•	general corporate profitability of our end markets;

•	credit availability to our customers and our customers’ end markets;

•	demand fluctuations in the industries we currently serve, including automotive, medical, industrial, and public safety;

•	demand for end-user products which include electronic assembly components produced by us;

•	excess capacity in the industries in which we compete; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
Many countries, including certain of those in North America, Europe, and Asia in which we operate, have in the recent past experienced economic uncertainty, slow economic growth, or recession. The economic recovery of recent years may slow and recessionary conditions may return, which could result in our customers or potential customers reducing or delaying orders as well as a number of other negative effects on our business, such as increased pricing pressures, the insolvency of suppliers, which could cause production delays, the inability of customers to obtain credit, or the insolvency of customers. In addition, the uncertainties of the market and economic conditions, both in Europe and worldwide, caused by the United Kingdom’s pending exit from the European Union could also have an adverse effect on our business and results of operations.
We are exposed to the credit risk of our customers.
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
Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If one of our current customers merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2017, 2016, and 2015. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.
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
We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or June 30, 2020.
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at competitive prices, in a timely manner, or at all.
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by us when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain components purchased by us are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized in our manufacturing process are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
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
A change in our sales mix among various products could have a negative impact on our gross profit margin.
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

We will face risks commonly encountered with growth through acquisitions.
Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities;

•	potential adverse tax effects; and

•	dilution of earnings.
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
As we depend on industries that utilize technologically advanced electronic components which often have short life cycles, we must continue to invest in advanced equipment and product development to remain competitive in this area. The start-up of new programs requires the coordination of the design and manufacturing processes. The design and engineering required for certain new programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular program may be delayed, less successful than we originally anticipated, or not successful at all. Difficulties or delays in starting up new programs or lack of customer acceptance of such programs could limit sales growth or cause sales to decline and adversely impact our operating results.
Our international operations involve financial and operational risks.
We have operations outside the United States, primarily in China, Mexico, Poland, Romania, and Thailand. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability, including the uncertainties caused by the United Kingdom’s pending exit from the European Union;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in U.S. or foreign policies, regulatory requirements, and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries; and

•	foreign labor practices.
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

Certain foreign jurisdictions, as well as the U.S. government, restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.
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
Our effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions could have a material impact on our operating results. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the United States and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates, or countries adopting more aggressive interpretations of tax laws.
Several countries where we operate provide tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain incentives were retracted, or if they were not renewed upon expiration, or we no longer qualify for such programs, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries could have a material impact on our financial results and competitiveness.
Certain of our subsidiaries provide financing, products, and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. Due to inconsistencies among jurisdictions in the application of the arm’s length standard, our transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organization for Economic Cooperation and Development (“OECD”) known as the Base Erosion and Profit Shifting (“BEPS”) project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of our international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact our income tax expense.
A failure to comply with the financial covenants under the Company’s $50 million primary credit facility could adversely impact the Company.
Our primary credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2017, we had $10.0 million in short-term borrowings under this credit facility and had total cash and cash equivalents of $44.6 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect the financial condition of the Company.
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
Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. We attempt to protect our intellectual property rights worldwide through a combination of trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. If we are unable to adequately protect our intellectual property embodied in our solutions, designs, processes, and products, the competitive advantages of our proprietary technology could be reduced or eliminated, which would harm our business and could have a material adverse effect on our results of operations and financial position.
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs.
We may be sued by third parties who allege that our products or services infringe their intellectual property rights. Such claims, regardless of their merits, could result in substantial costs and diversion of resources in the defense or settlement of such claims. In the event of a claim upheld against us, we may be required to spend a significant amount of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all, which could have a material adverse effect on our results of operations, financial position, and cash flows.
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
The past and present operation and ownership by Kimball Electronics of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate change concerns may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
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
Availability of manufacturing labor and turnover in personnel could cause manufacturing inefficiencies.
The demand for manufacturing labor and the low unemployment rate in certain geographic areas in which we operate makes recruiting new production employees and retaining experienced production employees difficult. Shortage of production workers could adversely impact our ability to complete our customers’ orders on a timely basis, which could adversely affect our relations with customers, potentially resulting in reduction in orders from customers or loss of customers. Turnover in personnel could result in additional training and inefficiencies that could adversely impact our operating results.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability.
Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost revenue for our services. In addition, any continuing disruption in our computer systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.

Imposition of government regulations may significantly increase our operating costs in the United States and abroad.
Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact the profitability of Kimball Electronics by burdening us with forced cost choices that cannot be recovered by increased pricing. For example:

•
The United States healthcare reform legislation passed in 2010 and upheld by the Supreme Court in 2012 is likely to increase our total healthcare and related administrative expenses. The U.S. Congress has been working on legislation to repeal and replace the 2010 healthcare reform legislation. The changes resulting from either the 2010 healthcare reform legislation or its potential repeal and replacement could have a significant impact on our employment practices in the United States, our financial position, results of operations, or cash flows.

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

•
Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Recent public statements by members of the U.S. federal government indicate that substantial changes may be proposed relating to the taxation of U.S. companies and their foreign operations, which could include the imposition of a border tax, tariff, or increased customs duties on products manufactured outside and imported into the United States. Statements have also been made relating to the renegotiation of trade agreements. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, or operating costs in our U.S. manufacturing facilities could be increased, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and reduce our sales levels.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (“DRC”) and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Since certain products we manufacture for our customers contain such minerals, we are required to comply with these regulations. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers. In addition, as our supply chain is complex and the process to comply with the SEC rules is cumbersome, the ongoing compliance process is both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products, or supply disruptions if our due diligence process reveals that materials we source originate in the DRC or adjoining countries.
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
Certain members of our Board of Directors serve as directors of former Parent, but the overlapping directors do not constitute a majority of our Board members. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting us or former Parent. For example, there could be the potential for a conflict of interest when we or former Parent look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that may exist between former Parent and us. Our Board of Directors and the Board of Directors of former Parent will review and address any potential conflict of interests that may arise between former Parent and us. Although no specific measures to resolve such conflicts of interest have been formulated, our Board of Directors and the Board of Directors of former Parent have a fiduciary obligation to deal fairly and in good faith. Our Board of Directors exercises reasonable judgment and takes such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary or appropriate. Any such conflict could have a material adverse effect on our business.
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
We have not paid any dividends on our common stock since the spin-off. The timing, declaration, amount, and payment of future dividends to our Share Owners will fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, industry practice, and other business considerations that our Board of Directors considers relevant from time to time. In addition, our ability to declare or the amount of any future dividends may be restricted by the provisions of Indiana law and covenants in our $50 million primary credit facility. We do not have a plan to pay future dividends at this time. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2017, we had nine manufacturing facilities with three located in Indiana and one located in each of Florida, China, Mexico, Poland, Romania, and Thailand. These facilities occupy approximately 1,221,000 square feet in aggregate, all of which are owned. In addition, we own a 42,000 square-foot office building to house our headquarters located in Jasper, Indiana. See Note 16 - Geographic Information of Notes to Consolidated Financial Statements for additional information.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts. Due to demand and sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2017. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
The Company holds land leases for our facilities in China and Thailand and a warehouse facility lease in Indiana, with these leases expiring from fiscal year 2018 to 2056. See Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 96 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

Our executive officers as of August 29, 2017 are as follows:

(Age as of August 29, 2017)

Name	Age	Office and Area of Responsibility
Donald D. Charron	53	Chairman of the Board and Chief Executive Officer
Michael K. Sergesketter	57	Vice President, Chief Financial Officer
John H. Kahle	60	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Christopher J. Thyen	54	Vice President, Business Development
Julia A. Dutchess	66	Vice President, Human Resources
Sandy A. Smith	54	Vice President, Information Technology
Janusz F. Kasprzyk	57	Vice President, European Operations
Steven T. Korn	53	Vice President, North American Operations
Roger Chang (Chang Shang Yu)	60	Vice President, Asian Operations

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
The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol: KE.  High and low sales prices by quarter for the last two fiscal years, as quoted by the NASDAQ system, were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$14.28	$11.54	$15.06	$10.74
Second Quarter	$19.00	$13.38	$12.59	$10.29
Third Quarter	$18.45	$15.05	$12.10	$9.15
Fourth Quarter	$18.90	$15.90	$12.70	$9.98
The last reported sales price of our common stock on August 16, 2017, as reported by NASDAQ, was $18.95.
Dividends
We have not paid any dividends on our common stock since the spin-off. We do not have a plan to pay future dividends at this time.
Share Owners
On August 16, 2017, the Company’s common stock was owned by approximately 1,340 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock. On September 26, 2016, the Board extended the stock repurchase plan authorizing the repurchase of up to an additional $20 million worth of common stock with no expiration date. At June 30, 2017, $4.9 million remained available under the repurchase program.
During fiscal year 2017, the Company has repurchased $21.9 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2017 - April 30, 2017	12,180	$16.03	12,180	$9,878,736
May 1, 2017 - May 31, 2017	220,194	$16.85	220,194	$6,167,827
June 1, 2017 - June 30, 2017	68,692	$17.97	68,692	$4,933,770
Total	301,066	$17.07	301,066

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock from November 3, 2014, the first day of trading in the Company’s common stock, through June 30, 2017, the last business day of the fiscal year, to the cumulative total return of the NASDAQ Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes: Benchmark Electronics, Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on November 3, 2014, the first day of trading in Kimball Electronics common stock, and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	11/03/2014	06/30/2015	06/30/2016	06/30/2017
Kimball Electronics, Inc.	$100.00	$202.08	$172.44	$250.00
NASDAQ Stock Market (U.S.)	$100.00	$108.38	$106.56	$136.71
Peer Group Index	$100.00	$99.49	$101.36	$145.47

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

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2017	2016	2015	2014	2013
Consolidated Statements of Income Data:
Net Sales	$930,914	$842,060	$819,350	$741,530	$703,129
Net Income (1)	$34,179	$22,287	$26,205	$24,613	$21,520
Earnings Per Share: (2)
Basic	$1.25	$0.77	$0.90	$0.84	$0.74
Diluted	$1.24	$0.76	$0.89	$0.84	$0.74

	As of June 30
(Amounts in Thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total Assets	$554,944	$510,565	$483,257	$408,730	$367,748
Long-Term Debt, Less Current Maturities	$—	$—	$—	$—	$—
(1) Fiscal year 2017 net income included $2.5 million ($0.09 per diluted share) of after-tax income resulting from settlements received related to an antitrust class action lawsuit in which the Company was a member and $0.9 million ($0.03 per diluted share) of after-tax income resulting from the bargain purchase gain recognized in the acquisition of Aircom Manufacturing, Inc. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information regarding the acquisition and bargain purchase gain.
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
Business Overview
We are a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service, and we were recently named the 2016 EMS Company of the Year by CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide.
A significant business challenge that we face as an independent publicly traded company is maintaining our profit margins while we look to accelerate revenue growth. The EMS industry is very competitive. As a mid-sized player in the EMS market, we can expect to be challenged by the agility and flexibility of the smaller, regional players and we can expect to be challenged by the scale and price competitiveness of the larger, global players.
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
The 2017 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends for 2016 to 2021. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 4.2% over the next five years, with the automotive, medical, and industrial markets projected to grow at a CAGR of 5.7%, 4.3%, and 4.5%, respectively. The March 2017 edition of the Manufacturing Market Insider published by NVR indicated the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2016, of which we are a member, experienced a decrease of revenue of 1.0% in calendar year 2016. Excluding the two largest EMS providers, this group experienced growth of 1.5% in calendar year 2016, during which period our growth was 9%.
Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand.
The automotive end market has benefited from not only the overall strength in each of the regional markets we serve, but also the trend of increasing electronic content that is placed in automobiles. The industrial market is showing improvement with growing end market demand for climate control products, smart metering, and energy efficient lighting. We saw improvement in the public safety market compared to last year resulting from new product introductions and an increase in overall demand of existing products. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. For example, the recent acquisitions of Medivative Technologies, LLC (“Medivative”) and Aircom Manufacturing, Inc. (“Aircom”) provide capabilities that will enhance our medical end market as well as support our mechanical assembly needs in all four key vertical markets. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet as of the end of fiscal year 2017, which included no long-term debt and Share Owners’ equity of $342 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $104.8 million at June 30, 2017.
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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

	Year End
Customer Service Years	2017	2016	2015
More than 10 Years
% of Net Sales	56%	56%	49%
# of Customers	28	25	22
5 to 10 Years
% of Net Sales	36%	38%	42%
# of Customers	22	29	31
Less than 5 Years
% of Net Sales	8%	6%	9%
# of Customers	32	32	25
Total
% of Net Sales	100%	100%	100%
# of Customers	82	86	78

•	Globalization continues to reshape not only the industries in which we operate but also our key customers, suppliers, and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

Results of Operations - Fiscal Year 2017 Compared with Fiscal Year 2016

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$930.9		$842.1		11%
Gross Profit	$75.6	8.1%	$64.5	7.7%	17%
Selling and Administrative Expenses	$36.5	3.9%	$34.8	4.2%	5%
Other General Income	$4.0		$—
Operating Income	$43.1	4.6%	$29.7	3.5%	45%
Net Income	$34.2		$22.3		53%
Diluted Earnings per Share	$1.24		$0.76
Open Orders	$214.3		$171.0		25%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2017	2016	% Change
Automotive	$378.7	$326.7	16%
Medical	256.5	249.2	3%
Industrial	205.6	186.6	10%
Public Safety	70.1	61.1	15%
Other	20.0	18.5	8%
Total Net Sales	$930.9	$842.1	11%
Net sales in fiscal year 2017 increased 11% compared to net sales in fiscal year 2016 primarily due to increased sales from new product awards and overall increased demand. The current fiscal year increase in net sales over the prior fiscal year was driven by sales growth to customers in all four of our end market verticals, with the sales to customers in the automotive market, industrial market, and public safety market experiencing double-digit growth.
Sales to customers in the automotive market improved as demand in all markets increased compared to the prior fiscal year, although we did experience a slow-down in the China market within the second half of the current fiscal year. The increase in the automotive market demand over the prior fiscal year was driven by the ramp-up of new product introductions and increased demand from existing customers. Sales to customers in the medical market increased as the sales from the recent acquisitions and new product introductions more than offset declines from existing products. Sales to customers in the industrial market improved largely due to increased end market demand for climate control products as well as new product launches related to smart metering. Sales to customers in the public safety market increased primarily due to new product awards and increased demand for existing products.
A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Year Ended June 30
	2017	2016
Philips	14%	15%
ZF	12%	11%
Nexteer Automotive	12%	*

* amount is less than 10% of total
Open orders were up 25% as of June 30, 2017 compared to June 30, 2016 as open orders in each of the four vertical markets increased. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.

Gross profit as a percent of net sales improved to 8.1% in fiscal year 2017 from 7.7% in fiscal year 2016 primarily due to the positive impact from leverage gained on higher revenue, cost productivity, and favorable product mix, which were partially offset by the costs related to the ramp-up of the Romania operation and new product introductions.
For fiscal year 2017, selling and administrative expenses decreased as a percent of net sales and increased in absolute dollars compared to fiscal year 2016. Selling and administrative expenses benefited in the current year from not having the incremental start-up costs related to our Romania operation, which was partially offset by higher expense from the supplemental employee retirement plan (“SERP”) in the current year. The SERP expense is a result of the revaluation of the SERP liability and is offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
Other General Income in fiscal year 2017 included $4.0 million of income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during fiscal year 2016.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2017	2016
Interest Income	$64	$79
Interest Expense	(271)	(80)
Foreign Currency/Derivative Loss	(453)	(1,292)
Gain (Loss) on Supplemental Employee Retirement Plan Investment	1,006	(67)
Bargain Purchase Gain on Acquisition	925	—
Other	(73)	(386)
Other Income (Expense), net	$1,198	$(1,746)
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there was no effect on net income. The Foreign Currency/Derivative Loss resulted from net foreign currency exchange rate movements. The Bargain Purchase Gain on Acquisition for fiscal year 2017 resulted from the Aircom acquisition as the consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information regarding the Aircom acquisition.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2017		Year Ended June 30, 2016
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$10,051	25.6%	$1,919	17.8%
Foreign	$34,204	21.9%	$26,057	20.5%
Total	$44,255	22.8%	$27,976	20.3%
When compared to the statutory rate, the effective tax rate for fiscal year 2017 of 22.8% was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the United States, foreign exchange rates on foreign income taxes, and domestic tax credits. Also favorably impacting the effective tax rate for the current fiscal year was the $0.9 million bargain purchase gain from the Aircom acquisition, which is not taxable. The effective tax rate for fiscal year 2016 of 20.3% was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the United States, a foreign income tax benefit of $1.8 million recognized as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of the Company’s Romania subsidiary, and adjustments for domestic tax credits.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 10 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $34.2 million in fiscal year 2017, or $1.24 per diluted share, an increase of 53% from fiscal year 2016 net income of $22.3 million, or $0.76 per diluted share, due to the reasons previously discussed.

Comparing the balance sheet as of June 30, 2017 to June 30, 2016, accounts receivable increased $20.1 million primarily as a result of increased sales volumes. Our inventory balance increased $11.7 million primarily to support increased open orders and production volumes. Property and equipment, net of accumulated depreciation, increased $16.8 million primarily due to expenditures to support new business awards and capacity purposes, property and equipment from the Aircom acquisition, and the purchase of a previously leased facility housing the former Medivative operation. Our accounts payable balance increased $12.5 million largely from the increased inventory purchases to support increased production volumes. Treasury stock, at cost increased $20.3 million due to stock repurchases under an authorized stock repurchase plan.
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
Net sales in fiscal year 2016 increased 3% compared to net sales in fiscal year 2015 as new product awards and overall increased demand more than offset the decline from the completion of the Johnson Controls (“JCI”) exit and unfavorable foreign exchange fluctuations. The fiscal year 2016 increase in net sales over the fiscal year 2015 was driven by sales growth to customers in the automotive and medical vertical markets, with the industrial vertical market down from fiscal year 2015 and the public safety vertical market remaining flat with fiscal year 2015.
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
A significant amount of sales to Philips and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2016	2015
Philips	15%	15%
ZF	11%	*

* amount is less than 10% of total

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
The fiscal year 2016 effective tax rate of 20.3% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory rates than the United States, a foreign income tax benefit of $1.8 million recognized as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of the Company’s Romania subsidiary, and adjustments for domestic tax credits. The effective tax rate for fiscal year 2015 of 24.6% was unfavorably impacted by the spin-off expenses, which were primarily nondeductible in the United States, and favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the United States.
We recorded net income of $22.3 million in fiscal year 2016, or $0.76 per diluted share, a decrease of 15% from fiscal year 2015 net income of $26.2 million, or $0.89 per diluted share, due to the reasons previously discussed.

Liquidity and Capital Resources
Working capital at June 30, 2017 was $188.9 million compared to working capital of $187.4 million at June 30, 2016. The current ratio was 1.9 at June 30, 2017 and 2.1 at June 30, 2016. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $104.8 million at June 30, 2017 and $105.4 million at June 30, 2016.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended June 30, 2017 was 60 days, which increased slightly from 59 days for the quarter ended June 30, 2016. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
DSO	62	62	64	60	61
PDSOH	59	61	60	61	61
APD	61	62	65	63	63
CCD	60	61	59	58	59
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2017, June 30, 2016, and June 30, 2015.

	Year Ended June 30
(Amounts in Millions)	2017	2016	2015
Net cash provided by operating activities	$46.8	$36.8	$28.1
Net cash used for investing activities	$(35.7)	$(42.6)	$(36.5)
Net cash (used for) provided by financing activities	$(22.0)	$(4.3)	$50.2
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal years ended June 30, 2017, 2016, and 2015 was primarily driven by net income adjusted for non-cash items. Cash provided by operating activities for the fiscal year ended June 30, 2017 included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in working capital used $14.1 million, $10.0 million, and $22.5 million of cash for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.
The $14.1 million usage of cash from changes in working capital balances in fiscal year 2017 was primarily due to fluctuations in our accounts receivable and inventory. An increase in accounts receivable used cash of $19.3 million which resulted primarily from increased sales volumes. An increase in inventory used cash of $8.5 million primarily to support increased open orders and production volumes. Partially offsetting these usages was an increase in accounts payable which provided cash of $9.5 million largely resulting from the increased inventory purchases to support increased purchase volumes and an increase in accrued expenses which provided cash of $8.2 million primarily related to increases in taxes payable and accrued compensation.
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
Cash Flows from Investing Activities
For each period shown in the previous table, net cash used for investing activities primarily represents cash used for capital investments. During fiscal years 2017, 2016, and 2015, we reinvested $34.3 million, $34.6 million, and $36.9 million, respectively, into capital investments for the future with the largest expenditures in each period being for manufacturing equipment.
During fiscal year 2017, a large amount of our capital expenditures were to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during fiscal year 2017, we invested $2.1 million for the Aircom acquisition. During fiscal year 2016, a large amount of our expenditures included equipment to support new business awards and our greenfield start-up facility in Romania. Also during fiscal year 2016, we invested $8.3 million for the Medivative acquisition. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information on the acquisitions.
Cash Flows from Financing Activities
Net cash used for financing activities for the fiscal year ended June 30, 2017 resulted from repurchases of our common stock under an authorized stock repurchase plan, payments on our primary credit facility borrowings, and the remittance of tax withholdings on share-based payments, partially offset by the borrowings on our primary credit facility for domestic cash needs. Net cash used for financing activities for the fiscal year ended June 30, 2016 resulted primarily from repurchases of our common stock under an authorized stock repurchase plan, which was partially offset by net borrowings on our credit facilities. During fiscal year 2015, net cash provided by financing activities primarily represents net transfers from and to former Parent. As former Parent provided centralized treasury functions for us, cash was regularly transferred both to and from former Parent’s subsidiaries, as necessary. In connection with the spin-off, net distributions of cash were made from former Parent to us of $44.3 million on or around October 31, 2014.
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
At June 30, 2017, we had $10.0 million in short-term borrowings under the primary facility used for domestic cash needs, including stock repurchases, and $0.4 million in letters of credit against the primary credit facility. At June 30, 2016, we had $9.0 million in short-term borrowings under the primary facility used for domestic cash needs, including the Medivative acquisition and stock repurchases, and $0.4 million in letters of credit against the primary credit facility.
The Company’s financial covenants under the primary credit facility require:

•
a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.
We were in compliance with the financial covenants during the fiscal year ended June 30, 2017.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of June 30, 2017, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.6 million at June 30, 2017 exchange rates). We had no borrowings outstanding under this foreign credit facility as of June 30, 2017 or June 30, 2016. As of June 30, 2017, we also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of June 30, 2017 or June 30, 2016. During fiscal year 2016, we borrowed $3.0 million on the China credit facility for general working capital purposes and repaid the amount during the fiscal year. During fiscal year 2017, we established an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at June 30, 2017 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had no borrowings outstanding under this foreign credit facility as of June 30, 2017. These foreign credit facilities can be canceled at any time by either the bank or us.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2017 and 2016, we sold, without recourse, $145.3 million and $126.5 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The availability to borrow under all of our credit facilities in USD equivalent totaled $60.2 million at June 30, 2017. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits. As part of this plan to enhance our capabilities and diversification, we recently acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. These acquisitions were financed with available liquidity. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information regarding the acquisitions.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility will continue to ramp up in fiscal year 2018.
At June 30, 2017, our capital expenditure commitments were approximately $5 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At June 30, 2017, our foreign operations held cash totaling $43.4 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $35.1 million of common stock under the Plan through June 30, 2017.
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

Fair Value
During fiscal year 2017, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 12 - Fair Value of Notes to Consolidated Financial Statements for more information.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2017.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2018	2019-2020	2021-2022	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$10.0	$10.0	$—	$—	$—
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	11.7	0.9	2.6	0.9	7.3
Unrecorded Contractual Obligations:
Operating Leases (e)	1.2	0.1	0.2	0.2	0.7
Purchase Obligations (f)	256.4	255.0	1.3	0.1	—
Total	$279.3	$266.0	$4.1	$1.2	$8.0

(a)	As of June 30, 2017, we had no Capital Lease Obligations.

(b)
Amounts outstanding on our credit facilities and the accrued interest for these amounts are included on the Long-Term Debt Obligations line. Refer to Note 7 - Credit Facilities of Notes to Consolidated Financial Statements for more information regarding our credit facilities. The fiscal year 2018 amount was recorded as a current liability.

(c)	The timing of payments of certain items included on the Other Long-Term Liabilities Reflected on the Balance Sheet line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2018 amount includes $0.3 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2018 amount includes $0.4 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2018 amount includes $0.2 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $2.6 million of deferred tax liabilities and long-term unrecognized tax benefits which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

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

Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At June 30, 2017, the drafts transferred and outstanding totaled $2.1 million. No transferee has exercised their recourse rights against us.
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
Self-insurance reserves - We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2017 and June 30, 2016, accrued liabilities for self-insurance exposure were $1.4 million and $1.1 million, respectively.

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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $0.2 million at June 30, 2017 and $0.1 million at June 30, 2016.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2017 and 2016 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 29, 2017

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of
Kimball Electronics, Inc.
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimball Electronics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 29, 2017

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$44,555	$54,738
Receivables, net of allowances of $284 and $192, respectively	169,785	149,652
Inventories	144,606	132,877
Prepaid expenses and other current assets	29,219	24,944
Total current assets	388,165	362,211
Property and Equipment, net of accumulated depreciation of $180,028 and $161,034, respectively	137,549	120,701
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $26,392 and $25,817, respectively	4,581	4,593
Other Assets	18,458	16,869
Total Assets	$554,944	$510,565

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$10,000	$9,000
Accounts payable	154,619	142,152
Accrued expenses	34,630	23,651
Total current liabilities	199,249	174,803
Other long-term liabilities	13,423	11,393
Total Liabilities	212,672	186,196
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	302,483	301,581
Retained earnings	82,671	48,492
Accumulated other comprehensive loss	(9,084)	(12,190)
Treasury stock, at cost:
Shares: 2,592,000 and 1,210,000, respectively	(33,798)	(13,514)
Total Share Owners’ Equity	342,272	324,369
Total Liabilities and Share Owners’ Equity	$554,944	$510,565
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2017	2016	2015
Net Sales	$930,914	$842,060	$819,350
Cost of Sales	855,319	777,522	746,927
Gross Profit	75,595	64,538	72,423
Selling and Administrative Expenses	36,543	34,816	36,068
Other General Income	(4,005)	—	—
Operating Income	43,057	29,722	36,355
Other Income (Expense):
Interest income	64	79	36
Interest expense	(271)	(80)	(11)
Non-operating income	2,319	166	227
Non-operating expense	(914)	(1,911)	(1,836)
Other income (expense), net	1,198	(1,746)	(1,584)
Income Before Taxes on Income	44,255	27,976	34,771
Provision for Income Taxes	10,076	5,689	8,566
Net Income	$34,179	$22,287	$26,205

Earnings Per Share of Common Stock:
Basic	$1.25	$0.77	$0.90
Diluted	$1.24	$0.76	$0.89

Average Number of Shares Outstanding:
Basic	27,413	28,916	29,162
Diluted	27,530	29,176	29,388
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2017			Year Ended June 30, 2016			Year Ended June 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$34,179			$22,287			$26,205
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$2,777	$—	$2,777	$(540)	$—	$(540)	$(14,022)	$(16)	$(14,038)
Postemployment severance actuarial change	285	(107)	178	507	(195)	312	638	(244)	394
Derivative gain (loss)	779	(256)	523	(2,869)	937	(1,932)	3,806	(227)	3,579
Reclassification to (earnings) loss:
Derivatives	(13)	(161)	(174)	3,537	(1,185)	2,352	(4,307)	577	(3,730)
Amortization of prior service costs	—	—	—	28	(10)	18	28	(11)	17
Amortization of actuarial change	(317)	119	(198)	(254)	101	(153)	(146)	58	(88)
Other Comprehensive Income (Loss)	$3,511	$(405)	$3,106	$409	$(352)	$57	$(14,003)	$137	$(13,866)
Total Comprehensive Income			$37,285			$22,344			$12,339

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$34,179	$22,287	$26,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,904	19,869	19,607
Gain on sales of assets	(33)	(145)	(33)
Deferred income tax and other deferred charges	(115)	1,449	1,100
Deferred tax valuation allowance	—	—	(92)
Stock-based compensation	3,484	3,406	3,506
Excess tax benefits from stock-based compensation	—	(203)	—
Bargain purchase gain	(925)	—	—
Other, net	359	137	276
Change in operating assets and liabilities:
Receivables	(19,267)	(9,192)	(14,731)
Inventories	(8,549)	(3,513)	(12,192)
Prepaid expenses and other current assets	(3,976)	(3,713)	(4,640)
Accounts payable	9,486	8,270	13,641
Accrued expenses	8,207	(1,820)	(4,583)
Net cash provided by operating activities	46,754	36,832	28,064
Cash Flows From Investing Activities:
Capital expenditures	(33,254)	(33,664)	(33,042)
Proceeds from sales of assets	490	209	310
Payments for acquisitions, net of cash acquired	(2,138)	(8,267)	—
Purchases of capitalized software	(1,018)	(968)	(3,851)
Other, net	211	100	67
Net cash used for investing activities	(35,709)	(42,590)	(36,516)
Cash Flows From Financing Activities:
Proceeds from credit facilities	4,000	12,000	—
Payments on credit facilities	(13,000)	(3,000)	—
Additional net change in revolving credit facilities	10,000	—	—
Excess tax benefits from stock-based compensation	—	203	—
Repurchases of common stock	(22,325)	(12,606)	—
Repurchase of employee shares for tax withholding	(709)	(897)	—
Net transfers from Kimball International, Inc.	—	—	50,295
Debt issuance costs	—	—	(123)
Net cash (used for) provided by financing activities	(22,034)	(4,300)	50,172
Effect of Exchange Rate Change on Cash and Cash Equivalents	806	(384)	(2,800)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,183)	(10,442)	38,920
Cash and Cash Equivalents at Beginning of Year	54,738	65,180	26,260
Cash and Cash Equivalents at End of Year	$44,555	$54,738	$65,180
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2014	$—	$250,753	$—	$1,619	$—	$252,372
Conversion of net Parent investment	250,753	(250,753)				—
Net income			26,205			26,205
Other comprehensive loss				(13,866)		(13,866)
Net contribution from Parent	45,973					45,973
Issuance of non-restricted stock (29,000 shares)	309					309
Compensation expense related to stock compensation plans	1,456					1,456
Amounts at June 30, 2015	$298,491	$—	$26,205	$(12,247)	$—	$312,449
Net income			22,287			22,287
Other comprehensive income				57		57
Issuance of non-restricted stock (47,000 shares)	(28)				545	517
Compensation expense related to stock compensation plans	2,915					2,915
Performance share issuance (258,000 shares)	203					203
Repurchase of employee shares for tax withholding (78,000 shares)					(897)	(897)
Repurchase of Common Stock (1,179,000 shares)					(13,162)	(13,162)
Amounts at June 30, 2016	$301,581	$—	$48,492	$(12,190)	$(13,514)	$324,369
Net income			34,179			34,179
Other comprehensive income				3,106		3,106
Issuance of non-restricted stock (10,000 shares)	46				119	165
Compensation expense related to stock compensation plans	3,246					3,246
Performance share issuance (136,000 shares)	(2,390)				1,502	(888)
Repurchase of Common Stock (1,528,000 shares)					(21,905)	(21,905)
Amounts at June 30, 2017	$302,483	$—	$82,671	$(9,084)	$(33,798)	$342,272

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
The Consolidated Financial Statements include allocations from former Parent for direct costs and indirect costs attributable to the operations of the Company through October 31, 2014, the spin-off date. These allocations were made on a direct usage or cost incurred basis when appropriate, with the remainder allocated using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures. While we believe such allocations are reasonable, the financial statements do not purport to reflect what the results of operations, comprehensive income, equity, or cash flows would have been had the Company operated as a stand-alone public company for the entirety of fiscal year 2015. Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements provides information regarding direct and indirect cost allocations.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the Consolidated Financial Statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates.
Segment Information:
Kimball Electronics has business units located in the United States, China, Mexico, Poland, Romania, and Thailand. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our business units meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2017, all of our business units operated in the EMS industry with engineering, manufacturing, and supply chain services that provide electronic assemblies and components primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. Our global processes such as component procurement and customer pricing provide commonality and consistency among the various regions in which we operate. All of our business units have similar long-term economic characteristics. As such, our business units have been aggregated into one reportable segment.

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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2017 and 2016, we sold, without recourse, $145.3 million and $126.5 million of accounts receivable, respectively.  Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.3 million and $5.7 million at June 30, 2017 and 2016, respectively, are reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2017 and 2016 were $8.1 million and $14.9 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
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

Property, Equipment, and Depreciation:
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals are expensed. Depreciation and expenses for maintenance, repairs, and minor renewals are included in both Cost of Sales and Selling and Administrative Expense on the Consolidated Statements of Income.
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2017, 2016, and 2015.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2017, 2016, and 2015, no goodwill impairment was recognized.
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2015
Goodwill	$15,390
Accumulated impairment	(12,826)
Goodwill, net	2,564
Goodwill Acquired	3,627
Balance as of June 30, 2016
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Balance as of June 30, 2017
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
During the fiscal year ended June 30, 2016, we acquired $3.6 million in goodwill from the acquisition of Medivative Technologies, LLC. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition. In addition to performing the required annual testing, we will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization is as follows:

	June 30, 2017			June 30, 2016
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$29,806	$25,294	$4,512	$29,243	$24,750	$4,493
Customer Relationships	1,167	1,098	69	1,167	1,067	100
Other Intangible Assets	$30,973	$26,392	$4,581	$30,410	$25,817	$4,593
During fiscal years 2017, 2016, and 2015, amortization expense of other intangible assets was, in thousands, $924, $883, and $759, respectively. Amortization expense in future periods is expected to be, in thousands, $862, $684, $565, $526, and $517 in the five years ending June 30, 2022, and $1,427 thereafter. The amortization period for the customer relationship intangible asset ranges from 10 to 15 years. The estimated useful life of internal-use software ranges from 3 to 10 years.
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
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $10, $9, and $9 in fiscal years 2017, 2016, and 2015, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 20% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2017 and 2016, accrued liabilities for self-insurance exposure were $1.4 million and $1.1 million, respectively.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
Income Taxes:
Through October 31, 2014, the Company was included in the consolidated U.S. federal income tax return of former Parent, as well as certain state tax returns where former Parent filed on a combined basis. The provisions for income taxes for these jurisdictions were determined on a separate return basis and presented as such for all years included in these Consolidated Financial Statements.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.

Concentrations of Credit Risk:
We have business and credit risks concentrated in the automotive, medical, industrial, and public safety industries. The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. At June 30, 2017 and 2016, amounts outstanding under notes receivables were $0.7 million and $1.7 million, respectively. See Note 2 - Related Party Transactions and Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information regarding the outstanding notes receivable at June 30, 2017 and 2016.
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	At or For the Year Ended		At or For the Year Ended
	June 30, 2017		June 30, 2016
	Net Sales	Trade Receivables	Net Sales	Trade Receivables
Philips	14%	*	15%	*
ZF	12%	17%	11%	14%
Nexteer Automotive	12%	13%	*	11%
Regal Beloit Corporation	*	11%	*	*

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at the Company’s China operation, standby letters of credit, and operating leases entered into in the normal course of business as described in Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal year 2017 consisted of $4.0 million resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during fiscal years 2016 and 2015.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, bargain purchase gain on acquisition, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense.
Foreign Currency Translation:
The Company predominantly uses the U.S. dollar and Euro as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in Non-operating income or expense on the Consolidated Statements of Income.
For business units whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in Accumulated Other Comprehensive Income (Loss), as a component of Share Owners’ Equity.
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation:
As described in Note 9 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains the 2014 Stock Option and Incentive Plan, which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees, and to members of the Board of Directors who are not employees. The Company established in fiscal year 2017 the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

•	the last day of the fiscal year in which our total annual gross revenues exceed $1.07 billion;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•
the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

New Accounting Standards:
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including the treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For as long as we remain an “emerging growth company” the new guidance is effective for our fiscal year 2019 annual financial statements and interim statements in our fiscal year 2020. Early adoption is permitted in any interim or annual period.
The Company adopted this guidance effective July 1, 2017. As a result, the Company elected to reverse compensation cost of any forfeited awards when they occur and will classify the cash flows related to excess tax benefits for share-based payment arrangements as cash flows from operating activities prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements at the time of implementation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which they occur. Excess tax benefits and tax deficiencies will vary based on the stock price of the Company’s common stock on the grant date in relation to the stock price used for valuing the stock-based awards on the award date.
In February 2016, the FASB issued guidance on leases. The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases with terms of more than 12 months. Under the current guidance, only capital leases are recognized on the balance sheet. The new guidance requires additional qualitative and quantitative disclosures. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as we remain an “emerging growth company” the new guidance will be effective for our fiscal year 2020 annual financial statements and for interim statements beginning in fiscal year 2021. Early application is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For as long as we remain an “emerging growth company” the guidance is effective for our fiscal year 2019 annual financial statements and interim periods within our fiscal year 2020 financial statements, with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance offers two acceptable adoption methods: (i) retrospective adoption to all periods presented; or (ii) prospective adoption to all deferred tax liabilities and assets. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations, or cash flows.
In July 2015, the FASB issued guidance on Simplifying the Measurement of Inventory. The guidance amends the subsequent measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. Under the current guidance, market value could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Within the scope of the new guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public companies, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For as long as we remain an “emerging growth company” the guidance is effective for our fiscal year 2018 annual financial statements and for interim statements beginning in fiscal year 2019. Early application is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations, or cash flows.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that annual reporting period. For as long as we remain an “emerging growth company” the guidance will be effective for our fiscal year 2020 annual financial statements and for interim periods beginning in fiscal year 2021. The Company continues to evaluate the impact the adoption of this new standard will have on its consolidated financial statements; however, it anticipates, for the majority of its contracts for manufacturing services, it will change from a point-in-time recognition method upon transfer of title to an over-time model based on the progress of completing customer orders. We believe the adoption of the standard will have a material effect on the Company’s consolidated financial statements primarily from the recognition of contract assets for unbilled receivables and a corresponding reduction in inventories. Under the guidance there are two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet finalized our selection of a transition method for adoption.

Note 2 Related Party Transactions
Services Provided by Kimball International, Inc.:
Prior to the spin-off on October 31, 2014, Kimball Electronics operated as a reportable segment within Kimball International. The Consolidated Financial Statements include allocations of general corporate expenses from former Parent including, but not limited to, spin-off costs, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, and other shared services. The allocations were primarily made using various drivers including average capital deployed, payroll, revenue less material costs, headcount, or other measures, with the remainder allocated on a direct usage or cost incurred basis when appropriate. Former Parent charged us for such services and indirect general and corporate overhead expenses of approximately $4.5 million in fiscal year 2015. Additionally, former Parent charged us approximately $2.1 million in fiscal year 2015 for corporate incentive plan expenses, including stock-based compensation. These costs are primarily included in Selling and Administrative Expenses and were charged through October 31, 2014, the spin-off date.
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
Taxes:
The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of June 30, 2017 and June 30, 2016, the Company has a receivable from Kimball International recorded for $0.6 million and $0.7 million, respectively. As of June 30, 2017 and June 30, 2016, $0.5 million and $0.6 million, respectively, of the receivable from Kimball International is a long-term receivable and was recorded in Other Assets on the Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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
Transition Services Agreement:
The Transition Services Agreement provides the Company and former Parent will provide to each other specified services on a transitional basis to help ensure an orderly transition following the spin-off. These services include information technology, financial, telecommunications, benefits support services, and other specified services. The services were provided at cost and the services were completed by June 30, 2016.
Tax Matters Agreement:
See section entitled “Taxes” above for information on the Tax Matters Agreement.
Note 3    Acquisitions
Fiscal Year 2017 Acquisition:
On July 18, 2016, the Company acquired certain assets and assumed certain liabilities of Aircom Manufacturing, Inc. (“Aircom”), located in Indianapolis, Indiana, for consideration of $3.5 million, which consisted of $2.5 million in cash payments and the settlement of a $1.0 million receivable. The Aircom acquisition was accounted for as a business combination and includes assets acquired of $6.4 million and liabilities assumed of $1.4 million based on their estimated fair values as of the acquisition date. Operating results are included in the Company’s consolidated financial statements beginning on July 18, 2016 and had an immaterial effect on the Company’s financial results for the year ended June 30, 2017. Direct transaction costs of the Aircom acquisition were not material and were expensed as incurred.
Consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed, which resulted in a bargain purchase gain of $0.9 million and was recorded in Non-operating income on the Consolidated Statements of Income. For tax purposes, the bargain purchase gain resulted in the reduction of the tax basis in Property and Equipment, resulting in a deferred tax liability of $0.6 million recorded on the opening balance sheet. This deferred tax liability reduced the bargain purchase gain, and the bargain purchase gain is not taxable.
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
Aircom provided component parts and services to the Company subsequent to the acquisition of Medivative Technologies, LLC, the acquisition of which is described further below. The Aircom acquisition is expected to add expertise in the manufacturing of precision metals and plastics to the Company’s package of value.
Fiscal Year 2016 Acquisition:
On May 2, 2016, the Company acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC, (“Medivative”) located in Indianapolis, Indiana, a wholly owned subsidiary of privately held Aircom Manufacturing, Inc. The Medivative acquisition adds capabilities in mechanical design, precision plastics, combination devices, instruments, and complex system assembly to our package of value. It is expected to position us to better serve both existing and new customers in the medical end market vertical.
The Medivative acquisition was accounted for as a business combination with a total purchase price of $7.3 million, which included a cash payment of $8.3 million less a working capital adjustment of $1.0 million recorded in Receivables on the Consolidated Balance Sheets as of June 30, 2016. Assets acquired were $11.6 million, which included $3.6 million of tax deductible goodwill, and liabilities assumed were $4.3 million. The allocation of the purchase price to the assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Direct transaction costs of the acquisition were not material. Operating results are included in the Company’s consolidated financial statements beginning on May 2, 2016 and had an immaterial effect on the financial results for the years ended June 30, 2017 and 2016.

Note 4    Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components at June 30 were as follows:

(Amounts in Thousands)	2017	2016
Finished products	$18,916	$21,577
Work-in-process	15,480	10,678
Raw materials	110,210	100,622
Total inventory	$144,606	$132,877

Note 5   Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2017	2016
Land	$9,331	$8,683
Buildings and improvements	63,996	58,579
Machinery and equipment	230,142	199,792
Construction-in-progress	14,108	14,681
Total	$317,577	$281,735
Less: Accumulated depreciation	(180,028)	(161,034)
Property and equipment, net	$137,549	$120,701
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	3 to 40
Machinery and equipment	3 to 10
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $23.0 for fiscal year 2017, $19.5 for fiscal year 2016, and $19.0 for fiscal year 2015.
Note 6    Commitments and Contingent Liabilities
Leases:
Operating leases for a warehouse facility and for land on which certain office and manufacturing facilities reside expire from fiscal year 2018 to 2056 and contain provisions under which minimum annual lease payments are $0.1 million, for each of the five years ending June 30, 2022 and aggregate $0.7 million from fiscal year 2023 to the expiration of the leases in fiscal year 2056. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $0.7, $0.5, and $0.3 in fiscal years 2017, 2016, and 2015, respectively.
As of June 30, 2017 and 2016, the Company had no capital leases.
Guarantees:
As of June 30, 2017 and 2016, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2017 and 2016. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2017 and 2016 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.

Banker’s Acceptance Drafts:
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At June 30, 2017 and 2016, the drafts transferred and outstanding totaled $2.1 million and $2.7 million, respectively. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Changes in the product warranty accrual during fiscal years 2017, 2016, and 2015 were as follows:

(Amounts in Thousands)	2017	2016	2015
Product Warranty Liability at the beginning of the year	$605	$621	$911
Additions to warranty accrual (including changes in estimates)	415	160	625
Settlements made (in cash or in kind)	(427)	(176)	(915)
Product Warranty Liability at the end of the year	$593	$605	$621

Note 7    Credit Facilities
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2017	June 30, 2017	June 30, 2016
Primary credit facility (1)	$39.6	$10.0	$9.0
Thailand overdraft credit facility (2)	2.6	—	—
China revolving credit facility (3)	7.5	—	—
Netherlands revolving credit facility (4)	10.5	—	—
Total	$60.2	$10.0	$9.0

(1)
In connection with the spin-off, the Company entered into a U.S. primary credit facility (the “primary facility”) dated as of October 31, 2014. The credit facility expires in October 2019 and provides for up to $50 million in borrowings, with an option to increase the amount available for borrowing to $75 million upon request, subject to participating banks’ consent. We will use this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2017, 2016, and 2015. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans. The interest rate on borrowings is dependent on the type of borrowings. The weighted-average interest rate on short-term borrowings outstanding under the credit facilities at June 30, 2017 and June 30, 2016 were 4.50% and 1.69%.

The Company’s financial covenants under the primary credit facility require:

•
a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.10 to 1.00.

The Company had $0.4 million in letters of credit contingently committed against the credit facility at June 30, 2017.

(2)
The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 90.0 million Thai Baht (approximately $2.6 million at June 30, 2017 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(3)
The Company also maintains a foreign revolving credit facility for its China operation. The China credit facility allows for borrowings of up to $7.5 million, which borrowings can be made in either Chinese Renminbi (RMB) or U.S. dollars. The availability of this uncommitted facility is at the sole discretion of the bank and is subject to the availability of funds and other relevant conditions. The bank may, at its sole discretion, agree to provide the facility on such terms and conditions as the bank deems appropriate. Further, the availability of the facility is also subject to the determination by the bank of the borrower’s actual need for such facility. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest determined by the bank and is dependent on the denomination of the currency borrowed. The facility matures on May 31, 2018.

(4) The Company established an uncommitted revolving credit facility in fiscal year 2017 for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at June 30, 2017 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. The availability of funds under this facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general corporate purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on June 21, 2018.
Cash payments for interest on borrowings in fiscal years 2017 and 2016 were, in thousands, $294 and $44, respectively, and no cash payments were made for interest on borrowings in fiscal year 2015. Capitalized interest expense was immaterial during fiscal years 2017, 2016, and 2015.
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $1.7, $1.4, and $1.5 for fiscal years 2017, 2016, and 2015, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans was, in millions, $0.2, $0.3, and $0.2 for fiscal years 2017, 2016, and 2015, respectively.

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
The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost, for the domestic severance plans, are as follows:

	June 30
(Amounts in Thousands)	2017	2016
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$1,805	$1,977
Service cost	302	328
Interest cost	39	50
Actuarial gain for the period	(285)	(507)
Benefits paid	(53)	(43)
Benefit obligation at end of year	$1,808	$1,805
Balance in current liabilities	$385	$317
Balance in noncurrent liabilities	1,423	1,488
Total benefit obligation recognized in the Consolidated Balance Sheets	$1,808	$1,805

	June 30
(Amounts in Thousands)	2017	2016
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(961)	$(680)
Change in unrecognized prior service cost	—	(28)
Net change in unrecognized actuarial (gain) loss	32	(253)
Accumulated Other Comprehensive Income (Loss) at end of year	$(929)	$(961)
Balance in unrecognized actuarial (gain) loss	(929)	(961)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners’ Equity	$(929)	$(961)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2017	2016	2015
Service cost	$302	$328	$327
Interest cost	39	50	50
Amortization of prior service cost	—	28	28
Amortization of actuarial (gain) loss	(317)	(254)	(146)
Net periodic benefit cost recognized in the Consolidated Statements of Income	$24	$152	$259
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
The estimated actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $(287) thousand. No prior service cost remains to be amortized for next fiscal year.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2017	2016
Discount Rate	2.8%	2.2%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2017	2016	2015
Discount Rate	2.4%	2.7%	2.7%
Rate of Compensation Increase	3.0%	3.0%	3.0%
Note 9    Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024.
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
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock.
Pre-tax stock compensation charged against income in fiscal years 2017, 2016, and 2015 was $3.5 million, $3.4 million, and $3.5 million, respectively, including $1.8 million allocated to us by former Parent prior to the spin-off. These costs are primarily included in Selling and Administrative Expenses.
Performance Shares:
The Company awards performance shares to officers and other key employees. Under these awards granted prior to fiscal year 2016, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under the Company’s profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee of the Board. Under these awards granted in and subsequent to fiscal year 2016, a number of shares will be issued to each participant based upon a combination of the bonus percentage attainment component above, adjusted to a three-year average bonus percentage, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR.
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
A summary of the Company’s performance share activity during fiscal year 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2016	804,391	$11.21
Granted	—	$—
Vested	(194,624)	$10.42
Forfeited	(6,653)	$11.80
Performance shares outstanding at June 30, 2017	603,114	$11.46
As of June 30, 2017, there was approximately $4.4 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2017 through August 2019, with a weighted average vesting period of eleven months. The fair value of performance shares is based on the stock price at the date of grant. No performance shares were awarded during fiscal year 2017 as the Company changed the timing of when it awards performance shares from June to August to align the grant and vesting dates. During fiscal year 2017 and 2016, respectively, 194,624 and 279,923 performance shares vested at a fair value of $2.0 million and $2.7 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. No Kimball Electronics performance shares vested during fiscal year 2015. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2017, 2016, and 2015 respectively, the Company granted a total of 10,477, 47,262, and 28,700 unrestricted shares at an average grant date fair value of $15.75, $10.94, and $10.76 for a total fair value of $0.2 million, $0.5 million, and $0.3 million. Unrestricted shares were awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock upon a director’s retirement or termination from the Board or death. During fiscal year 2017, 19,207 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $15.79 for a total fair value of $0.3 million.

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
The components of the deferred tax assets and liabilities as of June 30, 2017 and 2016, were as follows:

(Amounts in Thousands)	2017	2016
Deferred Tax Assets:
Receivables	$112	$116
Inventory	1,792	1,288
Employee benefits	190	180
Deferred compensation	8,226	7,075
Other current liabilities	727	783
Tax credit carryforwards	749	700
Goodwill	1,421	1,823
Net operating loss carryforward	1,597	845
Net foreign currency losses	75	—
Property and equipment	1,774	2,174
Miscellaneous	1,387	890
Total asset	$18,050	$15,874
Deferred Tax Liabilities:
Net foreign currency gains	$—	$8
Miscellaneous	1,962	258
Total liability	$1,962	$266
Net Deferred Income Taxes	$16,088	$15,608
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2036. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2017 to 2026. No valuation allowances were recognized on deferred tax assets as of June 30, 2017 or 2016.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2017	2016	2015
United States	$10,051	$1,919	$1,195
Foreign	34,204	26,057	33,576
Total income before taxes on income	$44,255	$27,976	$34,771
Foreign unremitted earnings of entities not included in the U.S. tax return have been included in the Consolidated Financial Statements without giving effect to the U.S. taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if we chose to remit some or all of the funds we have designated as indefinitely reinvested outside the United States rather than making nontaxable repayments on our intercompany loans, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. The aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $214 million as of June 30, 2017. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2017	2016	2015
Currently Payable:
Federal	$2,696	$280	$186
Foreign	8,130	5,848	6,586
State	134	50	108
Total current	$10,960	$6,178	$6,880
Deferred Taxes:
Federal	$6	$153	$(188)
Foreign	(631)	(501)	1,957
State	(259)	(141)	(83)
Total deferred	$(884)	$(489)	$1,686
Total provision for income taxes	$10,076	$5,689	$8,566
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2017		2016		2015
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$15,489	35.0%	$9,791	35.0%	$12,170	35.0%
State income taxes, net of federal income tax benefit	(81)	(0.2)	(59)	(0.2)	16	—
Foreign tax rate differential	(3,832)	(8.7)	(2,998)	(10.7)	(4,482)	(12.9)
Impact of foreign exchange rates on foreign income taxes	(613)	(1.4)	1,026	3.7	1,274	3.7
Foreign subsidiary capitalization	—	—	(1,801)	(6.4)	—	—
Research credit	(348)	(0.8)	(320)	(1.2)	(421)	(1.2)
Spin-off costs	—	—	—	—	625	1.8
Other - net	(539)	(1.1)	50	0.1	(616)	(1.8)
Total provision for income taxes	$10,076	22.8%	$5,689	20.3%	$8,566	24.6%
During the year ended June 30, 2016, we recognized a foreign tax benefit, in thousands, of $1,801 as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of our Romania subsidiary.
Net cash payments for income taxes were, in thousands, $5,896, $8,975 and $11,783 in fiscal years 2017, 2016, and 2015, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2017, 2016, and 2015 were as follows:

(Amounts in Thousands)	2017	2016	2015
Beginning balance - July 1	$46	$—	$792
Tax positions related to prior fiscal years:
Additions	56	46	—
Reductions	—	—	(792)
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance - June 30	$102	$46	$—
Portion that, if recognized, would reduce tax expense and effective tax rate	$85	$37	$—

Unrecognized tax benefits at the beginning of fiscal year 2015 were allocated to us by former Parent. The unrecognized tax benefits at the spin-off date reverted back to former Parent for the prior fiscal years in which we were included in former Parent’s consolidated tax returns resulting in the reductions in the tax positions during fiscal year 2015. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of June 30, 2017, 2016, and 2015 and expenses related to interest and penalties in fiscal years 2017, 2016, and 2015 were not material.
In connection with the spin-off, the Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. For additional information, see Note 2 - Related Party Transactions of Notes to Consolidated Financial Statements. The Company, former Parent, or one of our wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. Former Parent is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2014. We or former Parent are subject to various state and local income tax examinations by tax authorities for years after June 30, 2012 and various foreign jurisdictions for years after June 30, 2011.
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
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time. During fiscal year 2017, the Company repurchased $21.9 million of common stock under the Plan at an average cost of $14.33 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $35.1 million of common stock under that Plan at an average cost of $12.95.

During fiscal year 2016, the Company acquired an additional 78,000 shares of its common stock, recorded as Treasury stock, at cost in the Consolidated Balance Sheet. These shares were not acquired in open market purchases as part of the Plan but were acquired in connection with automatically withholding shares from employees upon the vesting of performance share awards to satisfy minimum statutory withholding tax obligations.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2017 and 2016. There were also no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2017.
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
As of June 30, 2017 and 2016, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,087	$—	$1,087
Derivatives: foreign exchange contracts	—	1,810	1,810
Trading securities: mutual funds held in nonqualified SERP	7,607	—	7,607
Total assets at fair value	$8,694	$1,810	$10,504
Liabilities
Derivatives: foreign exchange contracts	$—	$2,928	$2,928
Total liabilities at fair value	$—	$2,928	$2,928

	June 30, 2016
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$21,225	$—	$21,225
Derivatives: foreign exchange contracts	—	754	754
Trading securities: mutual funds held in nonqualified SERP	6,166	—	6,166
Total assets at fair value	$27,391	$754	$28,145
Liabilities
Derivatives: foreign exchange contracts	$—	$1,300	$1,300
Total liabilities at fair value	$—	$1,300	$1,300
We had no Level 3 assets or liabilities during fiscal years 2017 and 2016.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2017, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $27.6 million and to hedge currencies against the Euro in the aggregate notional amount of 74.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in Non-operating income or expense on the Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in Non-operating income or expense on the Consolidated Statements of Income immediately.
Based on fair values as of June 30, 2017, we estimate that approximately $0.2 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2018. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2017 and June 30, 2016.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2017	June 30 2016	Balance Sheet Location	June 30 2017	June 30 2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,810	$517	Accrued expenses	$2,009	$1,156

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	237	Accrued expenses	919	144
Total derivatives		$1,810	$754		$2,928	$1,300

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2017	2016	2015
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$779	$(2,869)	$3,806

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2017	2016	2015
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$18	$(3,535)	$1,310
Foreign exchange contracts	Non-operating income (expense)	(5)	(1)	2,998
Total		$13	$(3,536)	$4,308

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$(1)	$(1)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(42)	$381	$1,734

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(29)	$(3,156)	$6,041

Note 14    Investments
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2017, 2016, and 2015 was, in thousands, $789, $(321), and $(27), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2017	2016
SERP investment - current asset	$258	$214
SERP investment - other long-term asset	7,349	5,952
Total SERP investment	$7,607	$6,166
SERP obligation - current liability	$258	$214
SERP obligation - other long-term liability	7,349	5,952
Total SERP obligation	$7,607	$6,166

Note 15    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2017	2016
Taxes	$6,412	$1,878
Compensation	16,670	13,503
Derivatives	2,928	1,300
Retirement plan	1,506	1,283
Insurance	1,426	1,087
Other expenses	5,688	4,600
Total accrued expenses	$34,630	$23,651

Note 16   Geographic Information
The following geographic area data includes net sales based on the destination of the product shipped and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2017	2016	2015
Net Sales:
United States	$403,830	$383,678	$396,516
China	152,817	150,080	127,761
Mexico	94,726	76,499	81,117
Other Foreign	279,541	231,803	213,956
Total net sales	$930,914	$842,060	$819,350
Long-Lived Assets:
United States	$67,817	$53,596	$49,689
Poland	32,315	34,588	33,692
China	17,106	15,922	16,676
Romania	16,468	12,249	1,710
Other Foreign	8,355	8,839	9,382
Total long-lived assets	$142,061	$125,194	$111,149

Note 17    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2017	2016	2015
Basic and Diluted Earnings Per Share:
Net Income	$34,179	$22,287	$26,205
Less: Net Income allocated to participating securities	15	—	—
Net Income allocated to common Share Owners	$34,164	$22,287	$26,205

Basic weighted average common shares outstanding	27,413	28,916	29,162
Dilutive effect of average outstanding performance shares	110	260	226
Dilutive effect of average outstanding deferred stock units	7	—	—
Dilutive weighted average shares outstanding	27,530	29,176	29,388

Earnings Per Share of Common Stock:
Basic	$1.25	$0.77	$0.90
Diluted	$1.24	$0.76	$0.89

Note 18   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(9,113)	$(3,557)	$(18)	$441	$(12,247)
Other comprehensive income (loss) before reclassifications	(540)	(1,932)	—	312	(2,160)
Reclassification to (earnings) loss	—	2,352	18	(153)	2,217
Net current-period other comprehensive income (loss)	$(540)	$420	$18	$159	$57
Balance at June 30, 2016	$(9,653)	$(3,137)	$—	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	2,777	523	—	178	3,478
Reclassification to (earnings) loss	—	(174)	—	(198)	(372)
Net current-period other comprehensive income (loss)	2,777	349	—	(20)	3,106
Balance at June 30, 2017	$(6,876)	$(2,788)	$—	$580	$(9,084)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	Year Ended June 30
(Amounts in Thousands)	2017	2016
Derivative Gain (Loss) (1)	$18	$(3,535)	Cost of Sales
	(5)	(2)	Non-operating income (expense), net
	161	1,185	Benefit (Provision) for Income Taxes
	$174	$(2,352)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$—	$(16)	Cost of Sales
	—	(12)	Selling and Administrative Expenses
	—	10	Benefit (Provision) for Income Taxes
	$—	$(18)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$181	$144	Cost of Sales
	136	110	Selling and Administrative Expenses
	(119)	(101)	Benefit (Provision) for Income Taxes
	$198	$153	Net of Tax

Total Reclassifications for the Period	$372	$(2,217)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 8 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 19    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2017:
Net Sales	$226,451	$230,265	$232,930	$241,268
Gross Profit	18,322	20,553	18,718	18,002
Other General Income (1)	(4,005)	—	—	—
Net Income	10,122	7,812	8,117	8,128
Basic Earnings Per Share	$0.36	$0.29	$0.30	$0.30
Diluted Earnings Per Share	$0.36	$0.28	$0.30	$0.30
Fiscal Year 2016:
Net Sales	$200,418	$207,129	$214,111	$220,402
Gross Profit	15,280	16,115	16,185	16,958
Net Income	4,475	4,564	7,477	5,771
Basic Earnings Per Share	$0.15	$0.16	$0.26	$0.20
Diluted Earnings Per Share	$0.15	$0.16	$0.26	$0.20
(1) Other General Income included $4.0 million resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member.
Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2017.
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
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Corporate Governance at Kimball Electronics.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this item and not exempt for emerging growth companies is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the captions “Corporate Governance at Kimball Electronics” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the captions “Equity Compensation Plan Information” and “Share Ownership Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2017 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2017	75

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
August 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 29, 2017

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 29, 2017

/s/ MARK D. HODELL
Mark D. Hodell
Corporate Controller,
(functioning as Principal Accounting Officer)
August 29, 2017

Signature	Signature

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

GEOFFREY L. STRINGER *	GREGORY A. THAXTON *
Geoffrey L. Stringer	Gregory A. Thaxton
Director	Director

THOMAS J. TISCHHAUSER *	CHRISTINE M. VUJOVICH *
Thomas J. Tischhauser	Christine M. Vujovich
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 29, 2017	/s/ DONALD D. CHARRON
Donald D. Charron
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2017
Valuation Allowances:
Short-Term Receivables	$192	$129	$(37)	$—	$284
Year Ended June 30, 2016
Valuation Allowances:
Short-Term Receivables	$236	$67	$(96)	$(15)	$192
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$352	$(80)	$1	$(37)	$236
Long-Term Deferred Tax Asset	$92	$—	$(92)	$—	$—

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 26, 2015, File No. 001-36454)
10.1* +	Summary of Director and Named Executive Officer Compensation
10.2*	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2017, File No. 001-36454)
10.3*	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014, File No. 001-36454)
10.4*
2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014, File No. 333-199728)

10.5*
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

10.10*
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2015, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2015 but prior to June 29, 2016 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2015, File No. 001-36454)

10.11*
Description of the Kimball Electronics, Inc. 2014 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.10 of Amendment 4 to the Company’s Form 10 filed on September 30, 2014, File No. 001-36454)

10.12*
Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”) (Incorporated by reference to Exhibit 10.8 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.13*
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2016, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2016, File No. 001-36454)

10.14	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2016, File No. 001-36454)
10.15*	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)
10.16*
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