Form 10-Q
period 2017-09-30
Kimball Electronics, Inc.
filed 2017-11-02
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 23, 2017 was 26,838,864 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$38,316	$44,555
Receivables, net of allowances of $298 and $284, respectively	174,820	169,785
Inventories	164,632	144,606
Prepaid expenses and other current assets	31,126	29,219
Total current assets	408,894	388,165
Property and Equipment, net of accumulated depreciation of $186,916 and $180,028, respectively	136,915	137,549
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $26,661 and $26,392, respectively	4,423	4,581
Other Assets	19,079	18,458
Total Assets	$575,502	$554,944

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$14,000	$10,000
Accounts payable	166,655	154,619
Accrued expenses	33,443	34,630
Total current liabilities	214,098	199,249
Other long-term liabilities	12,432	13,423
Total Liabilities	226,530	212,672
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	299,983	302,483
Retained earnings	91,151	82,671
Accumulated other comprehensive loss	(7,022)	(9,084)
Treasury stock, at cost:
Shares: 2,591,000 and 2,592,000, respectively	(35,140)	(33,798)
Total Share Owners’ Equity	348,972	342,272
Total Liabilities and Share Owners’ Equity	$575,502	$554,944

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2017	2016
Net Sales	$253,204	$226,451
Cost of Sales	233,714	208,129
Gross Profit	19,490	18,322
Selling and Administrative Expenses	9,900	9,505
Other General Income	—	(4,005)
Operating Income	9,590	12,822
Other Income (Expense):
Interest income	18	23
Interest expense	(116)	(39)
Non-operating income (expense), net	1,343	779
Other income (expense), net	1,245	763
Income Before Taxes on Income	10,835	13,585
Provision for Income Taxes	2,355	3,463
Net Income	$8,480	$10,122

Earnings Per Share of Common Stock:
Basic	$0.32	$0.36
Diluted	$0.31	$0.36

Average Number of Shares Outstanding:
Basic	26,859	28,078
Diluted	27,028	28,095

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$8,480			$10,122
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,214	$—	$3,214	$810	$—	$810
Postemployment severance actuarial change	146	(54)	92	357	(134)	223
Derivative gain (loss)	(1,597)	319	(1,278)	(184)	141	(43)
Reclassification to (earnings) loss:
Derivatives	10	74	84	279	(105)	174
Amortization of actuarial change	(80)	30	(50)	(96)	36	(60)
Other comprehensive income (loss)	$1,693	$369	$2,062	$1,166	$(62)	$1,104
Total comprehensive income			$10,542			$11,226

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2017	2016
Cash Flows From Operating Activities:
Net income	$8,480	$10,122
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	6,369	5,713
Gain on sales of assets	(6)	(39)
Deferred income tax and other deferred charges	(1,533)	259
Stock-based compensation	1,011	1,202
Bargain purchase gain	—	(925)
Other, net	(4)	—
Change in operating assets and liabilities:
Receivables	(4,252)	(10,613)
Inventories	(19,241)	(4,661)
Prepaid expenses and other current assets	(801)	2,734
Accounts payable	12,592	12,029
Accrued expenses	(2,784)	(1,782)
Net cash (used for) provided by operating activities	(169)	14,039
Cash Flows From Investing Activities:
Capital expenditures	(6,135)	(10,278)
Proceeds from sales of assets	63	147
Payments for acquisitions, net of cash acquired	—	(2,138)
Purchases of capitalized software	(12)	(41)
Other, net	18	26
Net cash used for investing activities	(6,066)	(12,284)
Cash Flows From Financing Activities:
Net change in revolving credit facilities	4,000	—
Repurchases of common stock	(3,440)	(5,955)
Repurchase of employee shares for tax withholding	(1,508)	(709)
Net cash used for financing activities	(948)	(6,664)
Effect of Exchange Rate Change on Cash and Cash Equivalents	944	190
Net Decrease in Cash and Cash Equivalents	(6,239)	(4,719)
Cash and Cash Equivalents at Beginning of Period	44,555	54,738
Cash and Cash Equivalents at End of Period	$38,316	$50,019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,088	$35
Interest expense	$2	$4

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2017 and June 30, 2017, results of operations for the three months ended September 30, 2017 and 2016, and cash flows for the three months ended September 30, 2017 and 2016. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2017 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2017 and 2016, we sold, without recourse, $40.7 million and $33.2 million of accounts receivable, respectively. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $2.9 million at September 30, 2017 and $5.3 million at June 30, 2017, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2017 and 2016 were $0.6 million and $2.8 million, respectively. See Note 4 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.

Other General Income:
Other General Income in the three months ended September 30, 2016 included $4.0 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the three months ended September 30, 2017.
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The Bargain purchase gain on acquisition relates to the acquisition of Aircom Manufacturing, Inc. during the three months ended September 30, 2016 and resulted from the estimated fair values of the assets acquired and liabilities recorded being greater than the consideration paid. For more information on the bargain purchase gain, refer to our Annual Report on Form 10-K for the year ended June 30, 2017. The gain on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Foreign currency/derivative gain (loss)	$1,061	$(285)
Gain on supplemental employee retirement plan investments	303	260
Bargain purchase gain on acquisition	—	925
Other	(21)	(121)
Non-operating income (expense), net	$1,343	$779
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both September 30, 2017 and June 30, 2017, the Company has a receivable from Kimball International recorded for $0.6 million, of which $0.5 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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

We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready, to comply with the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”
New Accounting Standards:
In August 2017, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for derivatives and hedging activities. The objective of this guidance is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as we remain an “emerging growth company” the new guidance will be effective for our fiscal year 2020 annual financial statements and for interim statements beginning in fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In March 2016, the FASB issued guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including the treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company adopted this guidance effective July 1, 2017. There was no impact on the Company’s financial statements upon the initial adoption as there were no tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, and therefore no cumulative-effect adjustment to the Company’s beginning retained earnings was required. The Company has elected to reverse the compensation cost of any forfeited awards when they occur and will classify the cash flows related to excess tax benefits for share-based payment arrangements as cash flows from operating activities on a prospective basis. The new guidance requires prospective application of the tax effects of differences recognized on or after the effective date between the deduction for an award for tax purposes and the compensation costs of that award recognized for financial reporting purposes. As a result, during the first quarter of fiscal year 2018, the Company recorded a discrete income tax adjustment related to the excess tax benefit on performance shares granted during the period of $0.6 million in Provision for Income Taxes on the Condensed Consolidated Statements of Income, or $0.02 per diluted share. Due to including the income tax effects from excess tax benefits in the provision for income taxes, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis.

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
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For as long as we remain an “emerging growth company” the guidance is effective for our fiscal year 2019 annual financial statements and interim periods within our fiscal year 2020 financial statements, with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance offers two acceptable adoption methods: (i) retrospective adoption to all periods presented; or (ii) prospective adoption to all deferred tax liabilities and assets. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations, or cash flows.
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

Note 2. Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2017	June 30, 2017
Finished products	$23,495	$18,916
Work-in-process	15,539	15,480
Raw materials	125,598	110,210
Total inventory	$164,632	$144,606

Note 3. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Other comprehensive income (loss) before reclassifications	3,214	(1,278)	92	2,028
Reclassification to (earnings) loss	—	84	(50)	34
Net current-period other comprehensive income (loss)	3,214	(1,194)	42	2,062
Balance at September 30, 2017	$(3,662)	$(3,982)	$622	$(7,022)

Balance at June 30, 2016	$(9,653)	$(3,137)	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	810	(43)	223	990
Reclassification to (earnings) loss	—	174	(60)	114
Net current-period other comprehensive income (loss)	810	131	163	1,104
Balance at September 30, 2016	$(8,843)	$(3,006)	$763	$(11,086)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2017	2016
Derivative gain (loss) (1)	$(10)	$(279)	Cost of Sales
	(74)	105	Benefit (Provision) for Income Taxes
	$(84)	$(174)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	$45	$56	Cost of Sales
	35	40	Selling and Administrative Expenses
	(30)	(36)	Benefit (Provision) for Income Taxes
	$50	$60	Net of Tax
Total reclassifications for the period	$(34)	$(114)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 6 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 8 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 4. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of September 30, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2017 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2017, the drafts transferred and outstanding totaled $1.3 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Product warranty liability at the beginning of the period	$593	$605
Additions to warranty accrual (including changes in estimates)	47	170
Settlements made (in cash or in kind)	(53)	(142)
Product warranty liability at the end of the period	$587	$633
Note 5. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.

Recurring Fair Value Measurements:
As of September 30, 2017 and June 30, 2017, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,089	$—	$1,089
Derivatives: foreign exchange contracts	—	1,169	1,169
Trading securities: mutual funds held in nonqualified SERP	8,155	—	8,155
Total assets at fair value	$9,244	$1,169	$10,413
Liabilities
Derivatives: foreign exchange contracts	$—	$4,366	$4,366
Total liabilities at fair value	$—	$4,366	$4,366

	June 30, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,087	$—	$1,087
Derivatives: foreign exchange contracts	—	1,810	1,810
Trading securities: mutual funds held in nonqualified SERP	7,607	—	7,607
Total assets at fair value	$8,694	$1,810	$10,504
Liabilities
Derivatives: foreign exchange contracts	$—	$2,928	$2,928
Total liabilities at fair value	$—	$2,928	$2,928
We had no level 3 assets or liabilities measured at fair value during the three months ended September 30, 2017.
Nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball Electronics’ obligation to distribute SERP funds to participants. See Note 7 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.
The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

Note 6. Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2017, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $30.6 million and to hedge currencies against the Euro in the aggregate notional amount of 77.9 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in Non-operating income (expense), net on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in Non-operating income (expense), net on the Condensed Consolidated Statements of Income immediately.
Based on fair values as of September 30, 2017, we estimate that approximately $1.8 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2017 and June 30, 2017.
See Note 5 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2017	June 30, 2017	Balance Sheet Location	September 30, 2017	June 30, 2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,133	$1,810	Accrued expenses	$2,919	$2,009

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	36	—	Accrued expenses	1,447	919
Total derivatives		$1,169	$1,810		$4,366	$2,928

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(1,597)	$(184)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2017	2016
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(10)	$(279)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(818)	$(223)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(828)	$(502)

Note 7. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2017 and 2016 was, in thousands, $290 and $252, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2017	June 30, 2017
SERP investments - current asset	$274	$258
SERP investments - other long-term asset	7,881	7,349
Total SERP investments	$8,155	$7,607

SERP obligation - current liability	$274	$258
SERP obligation - other long-term liability	7,881	7,349
Total SERP obligation	$8,155	$7,607
Note 8. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three months ended September 30, 2017 and 2016. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 9. Stock Compensation Plans
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. For more information on our Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2017. The Company’s Board of Directors (the “Board”) approved a nonqualified deferred compensation plan in fiscal year 2017, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock.

During the first three months of fiscal year 2018, the following stock compensation was awarded under the Plan. No awards were issued under the Deferral Plan during the period.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	205,821	$18.30

(1) Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon a combination of a bonus percentage attainment component calculated under the Company’s profit sharing incentive bonus plan, adjusted to a three-year average bonus percentage, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The long-term performance shares awarded are based on three successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established and approved by the Board near the beginning of the applicable fiscal year and a vesting date shortly after the end of each annual period. The number of shares issued will be less than the maximum shares issuable if one or both of the above-mentioned incentive metric maximum thresholds are not obtained.

(2) The grant date fair value is based on the stock price at the date of the award and is applicable to the first tranche only.

Note 10. Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $60 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time.
During the three months ended September 30, 2017, the Company repurchased $3.3 million of common stock at an average price of $19.07 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $38.4 million of common stock under the Plan at an average cost of $13.32 per share.

Note 11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2017	2016
Basic and Diluted Earnings Per Share:
Net Income	$8,480	$10,122
Less: Net Income allocated to participating securities	6	—
Net Income allocated to common Share Owners	$8,474	$10,122

Basic weighted average common shares outstanding	26,859	28,078
Dilutive effect of average outstanding performance shares	153	17
Dilutive effect of average outstanding deferred stock units	16	—
Dilutive weighted average shares outstanding	27,028	28,095

Earnings Per Share of Common Stock:
Basic	$0.32	$0.36
Diluted	$0.31	$0.36
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Emerging Growth Company” Status
The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of Kimball Electronics. Kimball Electronics qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on “emerging growth company” reduced reporting requirements and when we would cease to be an “emerging growth company.” We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready, to comply with the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”
Business Overview
We are a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service, and we were named the 2016 EMS Company of the Year by CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide.
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
The 2017 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2021. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 4.2% over the next five years, with the automotive, medical, and industrial markets projected to grow at a CAGR of 5.7%, 4.3%, and 4.5%, respectively.
Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. Over the last three fiscal years, our CAGR was approximately 7.9%, and our goal is to grow at a CAGR of 8% over the next few years. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety.
The automotive end market has benefited from not only the overall strength in each of the regional markets we serve, but also the trend of increasing electronic content that is placed in automobiles. The industrial market is showing improvement with increased end market demand for climate control products and smart metering. We saw improvement in the public safety market compared to last year resulting from new product introductions and an increase in overall demand of existing products. In the medical market, demonstrated growth across our customer base was largely the result of new program launches as overall market demand remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. For example, the acquisitions of Medivative Technologies, LLC (“Medivative”) and Aircom Manufacturing, Inc. (“Aircom”) within the last two fiscal years provide capabilities that will enhance our medical end market as well as support our mechanical assembly needs in all four key vertical markets. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $349 million at September 30, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $95.0 million at September 30, 2017.

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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2017.

	Three Months Ended
	September 30
Customer Service Years	2017	2016
More than 10 Years
% of Net Sales	56%	55%
# of Customers	28	26
5 to 10 Years
% of Net Sales	32%	39%
# of Customers	19	25
Less than 5 Years
% of Net Sales	12%	6%
# of Customers	29	33
Total
% of Net Sales	100%	100%
# of Customers	76	84

•	Globalization continues to reshape not only the industries in which we operate but also our key customers, suppliers, and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$253.2		$226.5		12%
Gross Profit	$19.5	7.7%	$18.3	8.1%	6%
Selling and Administrative Expenses	$9.9	3.9%	$9.5	4.2%	4%
Other General Income	$—		$4.0
Operating Income	$9.6	3.8%	$12.8	5.7%	(25)%
Net Income	$8.5		$10.1		(16)%
Diluted Earnings per Share	$0.31		$0.36
Open Orders	$217.2		$179.5		21%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2017	2016	% Change
Automotive	$102.0	$92.2	11%
Medical	76.2	65.0	17%
Industrial	54.8	51.5	6%
Public Safety	17.2	13.2	31%
Other	3.0	4.6	(34)%
Total Net Sales	$253.2	$226.5	12%

First quarter fiscal year 2018 consolidated net sales increased compared to the first quarter of fiscal year 2017 driven by sales growth in all four of our vertical markets. Sales to customers in the automotive market experienced double-digit sales growth in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 as demand in North America and Europe increased, more than offsetting a decrease in demand in China. The increase in the automotive market demand over the prior fiscal year first quarter was driven by new product introductions and increased demand from existing customers. Sales to customers in the medical market experienced double-digit sales growth in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 primarily due to new product introductions. Sales to customers in the industrial market increased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 primarily due to new product launches related to smart metering in addition to increased end market demand for climate control products. Sales to customers in the public safety market experienced significant growth in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 due to new product awards and increased demand for existing products.

A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2017	2016
Philips	14%	15%
ZF	14%	12%
Nexteer Automotive	11%	11%

Open orders were up 21% as of September 30, 2017 compared to September 30, 2016 as open orders in three of our vertical markets increased more than offsetting a decline in open orders in the public safety market. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of September 30, 2017 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
First quarter fiscal year 2018 gross profit as a percent of net sales declined when compared to the first quarter of fiscal year 2017, in large part due to the impact on yields and higher costs associated with the support of new product introductions.
Selling and administrative expenses decreased as a percent of net sales but increased in absolute dollars in the first quarter of fiscal year 2018 when compared to the first quarter of fiscal year 2017. The current quarter selling and administrative expenses as a percent of net sales were favorably impacted by the higher sales volumes when compared to the prior year quarter selling and administrative expenses as a percent of net sales. The increase in absolute dollars in the first quarter of fiscal year 2018 when compared to the first quarter of fiscal year 2017 was primarily from higher salary and employee benefit costs.
Other General Income in the first three months of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first three months of fiscal year 2018.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Interest income	$18	$23
Interest expense	(116)	(39)
Foreign currency/derivative gain (loss)	1,061	(285)
Gain on supplemental employee retirement plan (“SERP”) investments	303	260
Bargain purchase gain on acquisition	—	925
Other	(21)	(121)
Other income (expense), net	$1,245	$763
The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The Bargain purchase gain on acquisition for the first three months of fiscal year 2017 resulted from the Aircom acquisition as the consideration paid for Aircom was less than the estimated fair values of the assets acquired and liabilities assumed.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2017		September 30, 2016
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$2,965	16.1%	$3,723	26.3%
Foreign	7,870	23.8%	9,862	25.2%
Total	$10,835	21.7%	$13,585	25.5%
When compared to the statutory rate, the effective tax rate for the first three months of fiscal year 2018 was favorably impacted by a high mix of earnings in foreign jurisdictions, which have lower statutory rates than the United States, and a discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the period, which was recognized in accordance with the new accounting standard for share-based payment transactions. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the adoption of this new accounting standard. The effective tax rate for the first three months of fiscal year 2017 was favorably impacted by a high mix of earnings in foreign jurisdictions and an adjustment for the U.S. research and development tax credit. Also impacting the effective tax rate for the first quarter of the prior fiscal year was the $0.9 million bargain purchase gain from the Aircom acquisition which was treated as a discrete item and excluded from the calculation of the estimated annual effective tax rate.
Comparing the balance sheet as of September 30, 2017 to June 30, 2017, accounts receivable increased $5.0 million primarily as a result of increased sales volumes. Inventory increased $20.0 million primarily to support increased production volumes and open orders. Accounts payable increased $12.0 million largely from the increased inventory purchases to support increased production volumes. Borrowings under credit facilities increased $4.0 million for domestic cash needs including stock repurchases and capital expenditures.
Liquidity and Capital Resources
Working capital at September 30, 2017 was $194.8 million compared to working capital of $188.9 million at June 30, 2017. The current ratio was 1.9 at both September 30, 2017 and June 30, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $95.0 million at September 30, 2017 and $104.8 million at June 30, 2017.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended September 30, 2017 was 59 days, which decreased from the quarter ended June 30, 2017 and increased from the quarter ended September 30, 2016. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016
DSO	60	62	60
PDSOH	61	59	61
APD	62	61	63
CCD	59	60	58
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2018 and 2017.

	Three Months Ended
	September 30
(Amounts in thousands)	2017	2016
Net cash (used for) provided by operating activities	$(169)	$14,039
Net cash used for investing activities	$(6,066)	$(12,284)
Net cash used for financing activities	$(948)	$(6,664)
Cash Flows from Operating Activities
Net cash used for operating activities for the first three months of fiscal year 2018 was primarily driven by changes in working capital balances as net income adjusted for non-cash items provided net cash for operating activities. Net cash provided by operating activities for the first three months of fiscal year 2017 was primarily driven by net income adjusted for non-cash items and included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in working capital used $14.5 million of cash in the first three months of fiscal year 2018 and $2.3 million of cash in the first three months of fiscal year 2017.
For the usage of $14.5 million cash from changes in working capital balances in the first three months of fiscal year 2018, large fluctuations were in our accounts receivable and inventory. An increase in accounts receivable used cash of $4.3 million which primarily resulted from increased sales volumes. An increase in inventory used cash of $19.2 million primarily to support increased production volumes and open orders. Partially offsetting these usages was an increase in accounts payable which provided cash of $12.6 million largely resulting from the increased inventory purchases to support increased production volumes.
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
Cash Flows from Investing Activities
For the first three months of fiscal years 2018 and 2017, net cash used for investing activities was $6.1 million and $12.3 million, respectively. During the first three months of fiscal year 2018, we reinvested $6.1 million into capital investments for the future primarily for machinery and equipment to support new business awards and capacity purposes. During the first three months of fiscal year 2017, we reinvested $10.3 million into capital investments for the future with the largest expenditures to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during the first three months of fiscal year 2017, we invested $2.1 million, net of cash received, to acquire certain assets and assumed certain liabilities of Aircom Manufacturing, Inc.
Cash Flows from Financing Activities
For the first three months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the borrowings on our primary credit facility for domestic cash needs. For the first three months of fiscal year 2017, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and for the remittance of tax withholdings on share-based payments.

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
At September 30, 2017, we had $14.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. At June 30, 2017, we had $10.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used for domestic cash needs.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2017.
Kimball Electronics utilizes foreign credit facilities to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of September 30, 2017, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.7 million at September 30, 2017 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2017 or June 30, 2017. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of September 30, 2017 or June 30, 2017. During fiscal year 2017, we established an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.9 million at September 30, 2017 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had no borrowings outstanding under this foreign credit facility as of September 30, 2017 or June 30, 2017. These foreign credit facilities can be canceled at any time by either the bank or us.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.   In the three months ended September 30, 2017 and 2016, we sold, without recourse, $40.7 million and $33.2 million of accounts receivable, respectively.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $56.7 million at September 30, 2017. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits. As part of this plan to enhance our capabilities and diversification, we acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. within the past two fiscal years. These acquisitions were financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility will continue to ramp up in fiscal year 2018.
At September 30, 2017, our capital expenditure commitments were approximately $7 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At September 30, 2017, our foreign operations held cash totaling $32.7 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would currently be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $60 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $38.4 million of common stock under the Plan through September 30, 2017.
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
Fair Value
During the first quarter of fiscal year 2018, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 5 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At September 30, 2017, the drafts transferred and outstanding totaled $1.3 million. No transferee has exercised their recourse rights against us.
We also have standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the banker’s acceptance drafts and Note 4 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Kimball Electronics’ Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2017.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 6 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability over an entire year.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2) (3)
July 1, 2017 - July 31, 2017	23,511	$18.01	23,511	$4,510,328
August 1, 2017 - August 31, 2017	64,418	$18.86	64,418	$23,295,630
September 1, 2017 - September 30, 2017	85,366	$19.52	85,366	$21,628,975
Total	173,295	$19.07	173,295
(1) On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock.
(2) On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date.
(3) On August 23, 2017, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date, which brings the total amount of stock repurchases authorized under the Plan to $60 million.

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
November 2, 2017

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 2, 2017

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