Form 10-Q
period 2017-12-31
Kimball Electronics, Inc.
filed 2018-02-08
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 26, 2018 was 26,694,649 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$35,638	$44,555
Receivables, net of allowances of $315 and $284, respectively	173,663	169,785
Inventories	179,862	144,606
Prepaid expenses and other current assets	26,248	29,219
Total current assets	415,411	388,165
Property and Equipment, net of accumulated depreciation of $192,887 and $180,028, respectively	140,978	137,549
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $26,889 and $26,392, respectively	4,700	4,581
Other Assets	17,246	18,458
Total Assets	$584,526	$554,944

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$11,000	$10,000
Accounts payable	178,366	154,619
Accrued expenses	29,578	34,630
Total current liabilities	218,944	199,249
Other Liabilities:
Long-term income taxes payable	11,786	—
Other long-term liabilities	12,720	13,423
Total other liabilities	24,506	13,423
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	301,441	302,483
Retained earnings	82,804	82,671
Accumulated other comprehensive loss	(5,098)	(9,084)
Treasury stock, at cost:
Shares: 2,735,000 and 2,592,000, respectively	(38,071)	(33,798)
Total Share Owners’ Equity	341,076	342,272
Total Liabilities and Share Owners’ Equity	$584,526	$554,944

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2017	2016	2017	2016
Net Sales	$258,151	$230,265	$511,355	$456,716
Cost of Sales	237,189	209,712	470,903	417,841
Gross Profit	20,962	20,553	40,452	38,875
Selling and Administrative Expenses	10,769	8,312	20,669	17,817
Other General Income	—	—	—	(4,005)
Operating Income	10,193	12,241	19,783	25,063
Other Income (Expense):
Interest income	18	14	36	37
Interest expense	(113)	(60)	(229)	(99)
Non-operating income (expense), net	488	(968)	1,831	(189)
Other income (expense), net	393	(1,014)	1,638	(251)
Income Before Taxes on Income	10,586	11,227	21,421	24,812
Provision for Income Taxes	18,933	3,415	21,288	6,878
Net Income (Loss)	$(8,347)	$7,812	$133	$17,934

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.31)	$0.29	$—	$0.65
Diluted	$(0.31)	$0.28	$—	$0.65

Average Number of Shares Outstanding:
Basic	26,765	27,350	26,812	27,714
Diluted	26,765	27,455	27,007	27,775

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2017			December 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(8,347)			$7,812
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,648	$—	$1,648	$(5,328)	$—	$(5,328)
Postemployment severance actuarial change	118	(43)	75	(45)	17	(28)
Derivative gain (loss)	(445)	278	(167)	(82)	187	105
Reclassification to (earnings) loss:
Derivatives	494	(73)	421	617	(216)	401
Amortization of actuarial change	(85)	32	(53)	(78)	29	(49)
Other comprehensive income (loss)	$1,730	$194	$1,924	$(4,916)	$17	$(4,899)
Total comprehensive income (loss)			$(6,423)			$2,913

	Six Months Ended			Six Months Ended
	December 31, 2017			December 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$133			$17,934
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,862	$—	$4,862	$(4,518)	$—	$(4,518)
Postemployment severance actuarial change	264	(97)	167	312	(117)	195
Derivative gain (loss)	(2,042)	597	(1,445)	(266)	328	62
Reclassification to (earnings) loss:
Derivatives	504	1	505	896	(321)	575
Amortization of actuarial change	(165)	62	(103)	(174)	65	(109)
Other comprehensive income (loss)	$3,423	$563	$3,986	$(3,750)	$(45)	$(3,795)
Total comprehensive income			$4,119			$14,139

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2017	2016
Cash Flows From Operating Activities:
Net income	$133	$17,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,755	11,429
Gain on sales of assets	(17)	(39)
Deferred income tax and other deferred charges	3,061	(1,617)
Stock-based compensation	2,443	1,941
Bargain purchase gain	—	(925)
Other, net	(53)	(41)
Change in operating assets and liabilities:
Receivables	(2,524)	(8,650)
Inventories	(33,874)	(5,158)
Prepaid expenses and other current assets	1,727	1,099
Accounts payable	22,381	9,468
Accrued expenses and taxes payable	5,369	650
Net cash provided by operating activities	11,401	26,091
Cash Flows From Investing Activities:
Capital expenditures	(14,708)	(19,057)
Proceeds from sales of assets	107	191
Payments for acquisitions, net of cash acquired	—	(2,138)
Purchases of capitalized software	(126)	(677)
Other, net	10	(7)
Net cash used for investing activities	(14,717)	(21,688)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	4,000
Payments on credit facilities	—	(4,000)
Net change in revolving credit facilities	1,000	—
Repurchases of common stock	(6,460)	(14,323)
Repurchase of employee shares for tax withholding	(1,508)	(709)
Net cash used for financing activities	(6,968)	(15,032)
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,367	(1,369)
Net Decrease in Cash and Cash Equivalents	(8,917)	(11,998)
Cash and Cash Equivalents at Beginning of Period	44,555	54,738
Cash and Cash Equivalents at End of Period	$35,638	$42,740
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$8,795	$1,959
Interest expense	$120	$83

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2017 and June 30, 2017, results of operations for the three and six months ended December 31, 2017 and 2016, and cash flows for the six months ended December 31, 2017 and 2016. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2017 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2017 and 2016, we sold, without recourse, $81.2 million and $72.2 million of accounts receivable, respectively. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.3 million at December 31, 2017 and $5.3 million at June 30, 2017, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the six months ended December 31, 2017 and 2016 were $1.9 million and $4.2 million, respectively. See Note 4 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.

Other General Income:
Other General Income in the six months ended December 31, 2016 included $4.0 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the six months ended December 31, 2017.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Foreign currency/derivative gain (loss)	$333	$(1,185)	$1,394	$(1,470)
Gain (loss) on supplemental employee retirement plan investments	282	(1)	585	259
Bargain purchase gain on acquisition	—	—	—	925
Other	(127)	218	(148)	97
Non-operating income (expense), net	$488	$(968)	$1,831	$(189)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform makes broad and complex changes to the U.S. tax code, for which complete guidance has not yet been issued. Tax Reform will affect our current fiscal year ending June 30, 2018, including, but not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduces the U.S. corporate statutory tax rate from 35% to 21%. For our fiscal year ending June 30, 2018, we will have a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after Tax Reform and the number of days in the year.
The Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments including the revaluation of its net deferred tax assets at the new applicable rates as of December 31, 2017, and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. Approximately $3.8 million of additional tax expense was recorded for the revaluation of the net deferred tax assets. The Company recorded approximately $12.8 million of tax expense for the deemed repatriation tax, of which $11.8 million of the tax payable was recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The one-time deemed repatriation tax is based on 15.5% of the accumulated unremitted foreign earnings held in foreign cash and other liquid assets and 8.0% of the residual accumulated unremitted foreign earnings. Both the revaluation of the net deferred tax assets and the deemed repatriation tax were treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017. The Company considers these provisional recorded amounts to be reasonable estimates as of December 31, 2017, and these amounts could be affected by additional information and other analysis related to Tax Reform. As a result, these amounts could be adjusted during the measurement period ending December 2018.

Tax Reform also subjects U.S. corporations to tax on Global Intangible Low-Taxed Income (“GILTI”), which imposes tax on foreign earnings in excess of a deemed return on tangible assets. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision for which no provisional amounts have been recorded in the Company’s Condensed Consolidated Financial Statements. An accounting policy election can be made to either record deferred taxes related to GILTI or to record the related taxes in the period in which they occur. The Company has not yet elected an accounting policy related to GILTI and will only do so after completion of further evaluation and analysis. The provisions related to GILTI are subject to adjustment during the measurement period ending December 2018.
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both December 31, 2017 and June 30, 2017, the Company has a receivable from Kimball International recorded for $0.6 million, of which $0.5 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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

In March 2016, the FASB issued guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including the treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company adopted this guidance effective July 1, 2017. There was no impact on the Company’s financial statements upon the initial adoption as there were no tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, and therefore no cumulative-effect adjustment to the Company’s beginning retained earnings was required. The Company has elected to reverse the compensation cost of any forfeited awards when they occur and will classify the cash flows related to excess tax benefits for share-based payment arrangements as cash flows from operating activities on a prospective basis. The new guidance requires prospective application of the tax effects of differences recognized on or after the effective date between the deduction for an award for tax purposes and the compensation costs of that award recognized for financial reporting purposes. As a result, during the six months ended December 31, 2017, the Company recorded a discrete income tax adjustment related to the excess tax benefit on performance shares granted of $0.6 million in Provision for Income Taxes on the Condensed Consolidated Statements of Income, or $0.02 per diluted share. Due to including the income tax effects from excess tax benefits in the provision for income taxes, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, which generally will result in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis.
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
Note 2. Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2017	June 30, 2017
Finished products	$27,526	$18,916
Work-in-process	14,980	15,480
Raw materials	137,356	110,210
Total inventory	$179,862	$144,606

Note 3. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Other comprehensive income (loss) before reclassifications	4,862	(1,445)	167	3,584
Reclassification to (earnings) loss	—	505	(103)	402
Net current-period other comprehensive income (loss)	4,862	(940)	64	3,986
Balance at December 31, 2017	$(2,014)	$(3,728)	$644	$(5,098)

Balance at June 30, 2016	$(9,653)	$(3,137)	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	(4,518)	62	195	(4,261)
Reclassification to (earnings) loss	—	575	(109)	466
Net current-period other comprehensive income (loss)	(4,518)	637	86	(3,795)
Balance at December 31, 2016	$(14,171)	$(2,500)	$686	$(15,985)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Derivative gain (loss) (1)	$(494)	$(611)	$(504)	$(890)	Cost of Sales
	—	(6)	—	(6)	Non-operating income (expense), net
	73	216	(1)	321	Benefit (Provision) for Income Taxes
	$(421)	$(401)	$(505)	$(575)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	$47	$45	$92	$101	Cost of Sales
	38	33	73	73	Selling and Administrative Expenses
	(32)	(29)	(62)	(65)	Provision for Income Taxes
	$53	$49	$103	$109	Net of Tax
Total reclassifications for the period	$(368)	$(352)	$(402)	$(466)	Net of Tax
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
Note 4. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of December 31, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2017 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At December 31, 2017, the drafts transferred and outstanding totaled $1.4 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2017	2016
Product warranty liability at the beginning of the period	$593	$605
Additions to warranty accrual (including changes in estimates)	186	263
Settlements made (in cash or in kind)	(79)	(256)
Product warranty liability at the end of the period	$700	$612
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.

Recurring Fair Value Measurements:
As of December 31, 2017 and June 30, 2017, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,092	$—	$1,092
Derivatives: foreign exchange contracts	—	921	921
Trading securities: mutual funds held in nonqualified SERP	8,487	—	8,487
Total assets at fair value	$9,579	$921	$10,500
Liabilities
Derivatives: foreign exchange contracts	$—	$4,053	$4,053
Total liabilities at fair value	$—	$4,053	$4,053

	June 30, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,087	$—	$1,087
Derivatives: foreign exchange contracts	—	1,810	1,810
Trading securities: mutual funds held in nonqualified SERP	7,607	—	7,607
Total assets at fair value	$8,694	$1,810	$10,504
Liabilities
Derivatives: foreign exchange contracts	$—	$2,928	$2,928
Total liabilities at fair value	$—	$2,928	$2,928
We had no level 3 assets or liabilities measured at fair value during the six months ended December 31, 2017.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2017. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2017, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $29.7 million and to hedge currencies against the Euro in the aggregate notional amount of 78.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2017, we estimate that approximately $1.7 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2017 and June 30, 2017.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2017	June 30, 2017	Balance Sheet Location	December 31, 2017	June 30, 2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$909	$1,810	Accrued expenses	$2,737	$2,009

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	12	—	Accrued expenses	1,316	919
Total derivatives		$921	$1,810		$4,053	$2,928

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(445)	$(82)	$(2,042)	$(266)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2017	2016	2017	2016
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(494)	$(611)	$(504)	$(890)
Foreign exchange contracts	Non-operating income (expense)	—	(6)	—	(6)
Total		$(494)	$(617)	$(504)	$(896)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(263)	$1,885	$(1,081)	$1,662

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(757)	$1,268	$(1,585)	$766

Note 7. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the six months ended December 31, 2017 and 2016 was, in thousands, $480 and $(186), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2017	June 30, 2017
SERP investments - current asset	$286	$258
SERP investments - other long-term asset	8,201	7,349
Total SERP investments	$8,487	$7,607

SERP obligation - current liability	$286	$258
SERP obligation - other long-term liability	8,201	7,349
Total SERP obligation	$8,487	$7,607
Note 8. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three and six months ended December 31, 2017 and 2016. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 9. Stock Compensation Plans
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. The Company also maintains a nonqualified deferred compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors of the Company’s Board of Directors (the “Board”) to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.

During the first six months of fiscal year 2018, the following stock compensation was awarded under the Plan and the Deferral Plan.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	205,821	$18.30

Unrestricted shares (Director compensation) (3)	2nd Quarter	7,694	$20.15

Deferred share units (Director compensation) (4)	2nd Quarter	12,159	$20.15

(1) Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon a combination of a bonus percentage attainment component calculated under the Company’s profit sharing incentive bonus plan, adjusted to a three-year average bonus percentage, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The long-term performance shares awarded are based on three successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established and approved by the Compensation and Governance Committee of the Board near the beginning of the applicable fiscal year and a vesting date shortly after the end of each annual period. The number of shares issued will be less than the maximum shares issuable if one or both of the above-mentioned incentive metric maximum thresholds are not obtained.

(2) The grant date fair value is based on the stock price at the date of the award and for long-term performance shares is applicable to the first tranche only.

(3) Unrestricted shares which were awarded to non-employee members of the Company’s Board of Directors as compensation for the portion of director’s annual retainer fees as a result of the directors’ election to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.

(4) Deferred share units were awarded to non-employee members of the Company’s Board of Directors as compensation for the portion of director’s annual retainer fees as a result of directors’ elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock upon a Director’s retirement or termination from the Board or death.

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
During the six months ended December 31, 2017, the Company repurchased $6.3 million of common stock at an average price of $19.45 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $41.4 million of common stock under the Plan at an average cost of $13.65 per share.

Note 11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Basic and Diluted Earnings Per Share:
Net Income (Loss)	$(8,347)	$7,812	$133	$17,934
Less: Net Income allocated to participating securities	—	3	—	4
Net Income (Loss) allocated to common Share Owners	$(8,347)	$7,809	$133	$17,930

Basic weighted average common shares outstanding	26,765	27,350	26,812	27,714
Dilutive effect of average outstanding performance shares	—	102	191	58
Dilutive effect of average outstanding deferred stock units	—	3	4	3
Dilutive weighted average shares outstanding	26,765	27,455	27,007	27,775

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.31)	$0.29	$—	$0.65
Diluted	$(0.31)	$0.28	$—	$0.65
For the three months ended December 31, 2017, all outstanding stock compensation awards were antidilutive, as a result of the net loss recognized for the period, and were excluded from the dilutive calculation, including 290,000 average outstanding performance shares and 15,000 average outstanding unvested deferred stock units. The net loss in the three months ended December 31, 2017 was not allocated to participating securities as the holders have no requirements to fund losses. For the six months ended December 31, 2017 and for the three and six months ended December 31, 2016, all outstanding stock compensation awards were dilutive and were included in the dilutive calculation.

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
Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. Over the last three fiscal years, our CAGR was approximately 7.9%, and our goal is to grow at a CAGR of 8% over the three-year period ending June 30, 2020. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety.
The automotive end market has improved from both new product introductions and increased demand on existing products, and it continues to benefit from the trend of increasing electronic content that is placed in automobiles.  The industrial market is showing improvement with increased end market demand for smart metering and climate control products.  We saw a decline in the public safety market in the current quarter compared to the same quarter in fiscal year 2017 as improvement from new product introductions only partially offset a decline in demand of existing products.  In the medical market, demonstrated growth across our customer base was largely the result of new program launches as overall market demand remains stable.  We continue to monitor the current economic environment and its potential impact on our customers.
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
We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $341 million at December 31, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $95.5 million at December 31, 2017.

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

	Six Months Ended
	December 31
Customer Service Years	2017	2016
More than 10 Years
% of Net Sales	55%	55%
# of Customers	27	27
5 to 10 Years
% of Net Sales	34%	40%
# of Customers	19	24
Less than 5 Years
% of Net Sales	11%	5%
# of Customers	30	33
Total
% of Net Sales	100%	100%
# of Customers	76	84

•	Globalization continues to reshape not only the industries in which we operate but also our key customers, suppliers, and competitors.

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

Financial Overview

	At or for the Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$258.2		$230.3		12%
Gross Profit	$21.0	8.1%	$20.6	8.9%	2%
Selling and Administrative Expenses	$10.8	4.2%	$8.3	3.6%	30%
Operating Income	$10.2	3.9%	$12.2	5.3%	(17)%
Provision for Income Taxes	$18.9		$3.4		454%
Net Income (Loss)	$(8.3)		$7.8		(207)%
Diluted Earnings per Share	$(0.31)		$0.28
Open Orders	$241.7		$189.9		27%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2017	as a % of Net Sales	2016	as a % of Net Sales	% Change
Net Sales	$511.4		$456.7		12%
Gross Profit	$40.5	7.9%	$38.9	8.5%	4%
Selling and Administrative Expenses	$20.7	4.0%	$17.8	3.9%	16%
Other General Income	$—		$4.0
Operating Income	$19.8	3.9%	$25.1	5.5%	(21)%
Provision for Income Taxes	$21.3		$6.9		210%
Net Income	$0.1		$17.9		(99)%
Diluted Earnings per Share	$—		$0.65

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Automotive	$116.4	$96.3	21%	$218.4	$188.5	16%
Medical	72.9	63.4	15%	149.1	128.4	16%
Industrial	52.0	48.4	7%	106.8	99.9	7%
Public Safety	13.8	15.8	(13)%	31.0	29.0	7%
Other	3.1	6.4	(52)%	6.1	10.9	(44)%
Total Net Sales	$258.2	$230.3	12%	$511.4	$456.7	12%

Second quarter and year-to-date fiscal year 2018 consolidated net sales increased compared to the second quarter and year-to-date period of fiscal year 2017 primarily due to the ramp-up of new product introductions, an overall increase in demand, and the favorable effect of foreign exchange fluctuations on sales. Sales to customers in the automotive market, medical market, and industrial market increased in the second quarter of fiscal year 2018 over the second quarter of fiscal year 2017, more than offsetting the decrease in sales to customers in the public safety market. All four of our vertical markets experienced sales growth in the year-to-date period of fiscal year 2018 when compared to the year-to-date period of fiscal year 2017.

Sales to customers in the automotive market experienced double-digit sales growth in the second quarter and year-to-date period of fiscal year 2018 compared to the second quarter and year-to-date period of fiscal year 2017 as demand in North America and Europe increased, more than offsetting a decrease in demand in China. The increase in the automotive market demand over the prior fiscal year second quarter and year-to-date was driven by new product introductions and increased demand from existing customers. Sales to customers in the medical market experienced double-digit sales growth in the second quarter and year-to-date period of fiscal year 2018 compared to the second quarter and year-to-date period of fiscal year 2017 primarily due to new product introductions and increased demand for existing products. Sales to customers in the industrial market increased in the second quarter and year-to-date period of fiscal year 2018 compared to the second quarter and year-to-date period of fiscal year 2017 primarily due to new product launches related to smart metering in addition to increased end market demand for climate control products, which these increases were somewhat offset by lower demand in other existing products. Sales to customers in the public safety market declined in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 due to lower overall demand; however, sales to customers in the public safety market increased in the first half of fiscal year 2018 compared to the first half of the prior fiscal year due to new product awards and increased demand for existing products.
A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Philips	13%	14%	14%	14%
ZF	14%	11%	14%	11%
Nexteer Automotive	13%	13%	12%	12%

Open orders were up 27% as of December 31, 2017 compared to December 31, 2016 as open orders in three of our four vertical markets increased, with the largest increase occurring from the automotive market. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of December 31, 2017 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Second quarter and year-to-date period fiscal year 2018 gross profit as a percent of net sales declined when compared to the second quarter and year-to-date period of fiscal year 2017, in large part due to the impact on yields and higher costs associated with the support of new product introductions, higher domestic healthcare costs, and unfavorable product mix.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the second quarter of fiscal year 2018 when compared to the second quarter of fiscal year 2017. The current quarter selling and administrative expenses increased in part from higher stock-based compensation. In addition, higher salary and related payroll costs, which were largely due to an increase in the number of employees, and higher expense from the supplemental employee retirement plan (“SERP”) contributed to the increase in selling and administrative expenses. The SERP expense is a result of the revaluation of the SERP liability and is offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
For the first half of fiscal year 2018, selling and administrative expenses increased in absolute dollars from the first half of fiscal year 2017 primarily from higher salary and related payroll costs, which were largely due to an increase in the number of employees, and higher stock-based compensation, in addition to the higher expense from the supplemental employee retirement plan (“SERP”). The selling and administrative expenses as a percent of net sales increased slightly in the first half of fiscal year 2018 compared to the first half of fiscal year 2017.
Other General Income in the first six months of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first six months of fiscal year 2018.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Interest income	$18	$14	$36	$37
Interest expense	(113)	(60)	(229)	(99)
Foreign currency/derivative gain (loss)	333	(1,185)	1,394	(1,470)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	282	(1)	585	259
Bargain purchase gain on acquisition	—	—	—	925
Other	(127)	218	(148)	97
Other income (expense), net	$393	$(1,014)	$1,638	$(251)
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
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2017		December 31, 2016
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$3,308	515.0%	$5,722	29.3%
Foreign	18,113	23.5%	19,090	27.2%
Total	$21,421	99.4%	$24,812	27.7%
In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States which lowered the U.S. corporate statutory tax rate from 35% to 21%. For fiscal year companies with a June 30 year end, the blended federal statutory tax rate for the current fiscal year ending June 30, 2018 is 28.1%. Due to the enactment of Tax Reform, we revalued our net deferred tax assets at the new applicable rates as of December 31, 2017, and we estimated and recorded tax on the one-time deemed repatriation on our accumulated unremitted foreign earnings during the second quarter of fiscal year 2018. While we expect the lower U.S. corporate statutory tax rate will lower our consolidated effective tax rate and have a favorable impact on our net income in the future, Tax Reform did have a significant unfavorable impact to our effective tax rate and our net income for the first half of fiscal year 2018.
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first six months of fiscal year 2018 were unfavorably impacted by Tax Reform as we recorded income tax expense of approximately $12.8 million for the deemed repatriation tax and income tax expense of approximately $3.8 million for the revaluation of our net deferred tax assets, which were both treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017. The Company considers these provisional recorded amounts to be reasonable estimates as of December 31, 2017. As a result, these amounts could be adjusted during the measurement period ending December 2018. Items partially offsetting the unfavorable impact from Tax Reform on the effective tax rate included the discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the six months ended December 31, 2017, which was recognized in accordance with the new accounting standard for share-based payment transactions, and the high mix of earnings in foreign jurisdictions that have generally lower statutory rates than the United States. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on Tax Reform and the adoption of the new accounting standard for share-based payment transactions.

The effective tax rate for the first six months of fiscal year 2017 was favorably impacted by a high mix of earnings in foreign jurisdictions and an adjustment for domestic tax credits. Also impacting the effective tax rate for the first six months of the prior fiscal year was the $0.9 million bargain purchase gain from the Aircom acquisition, which was treated as a discrete item and excluded from the calculation of the estimated annual effective tax rate.
Comparing the balance sheet as of December 31, 2017 to June 30, 2017, inventory increased $35.3 million primarily to support increased production volumes and open orders in addition to the implementation of an inventory management program for one of our largest customers in the medical market. Accounts payable increased $23.7 million largely from the increased inventory purchases to support increased production volumes. Long-term income taxes payable has a balance of $11.8 million at December 31, 2017 for the long-term portion of the deemed repatriation tax that is allowed to be paid over an eight-year period. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
Liquidity and Capital Resources
Working capital at December 31, 2017 was $196.5 million compared to working capital of $188.9 million at June 30, 2017. The current ratio was 1.9 at both December 31, 2017 and June 30, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $95.5 million at December 31, 2017 and $104.8 million at June 30, 2017.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended December 31, 2017 was 60 days, which was unchanged from the quarter ended June 30, 2017 and increased from the quarter ended December 31, 2016. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	December 31, 2017	June 30, 2017	December 31, 2016
DSO	62	62	64
PDSOH	66	59	60
APD	68	61	65
CCD	60	60	59
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2018 and 2017.

	Six Months Ended
	December 31
(Amounts in thousands)	2017	2016
Net cash provided by operating activities	$11,401	$26,091
Net cash used for investing activities	$(14,717)	$(21,688)
Net cash used for financing activities	$(6,968)	$(15,032)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal year 2018 was primarily driven by adjustments to net income for non-cash items, including the adjustment for income tax expense resulting from Tax Reform reflected in Deferred income tax and other deferred charges and Accrued expenses and taxes payable on the Condensed Consolidated Statement of Cash Flows, partially offset by the remaining changes in working capital balances. Net cash provided by operating activities for the first six months of fiscal year 2017 was primarily driven by net income adjusted for non-cash items and included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in operating assets and liabilities used $6.9 million of cash in the first six months of fiscal year 2018 and $2.6 million of cash in the first six months of fiscal year 2017.
The cash used of $6.9 million from changes in operating assets and liabilities in the first six months of fiscal year 2018 is largely due to an increase in inventory, which used cash of $33.9 million primarily to support increased production volumes and open orders in addition to the implementation of an inventory management program for one of our largest customers in the medical market. Partially offsetting this usage was an increase in accounts payable, which provided cash of $22.4 million largely resulting from the increased inventory purchases to support increased production volumes. Accrued expenses and taxes payable provided cash of $5.4 million primarily from the increase in income taxes payable related to the deemed repatriation tax net of income taxes paid, which was partially offset by a reduction in other accrued expenses.
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
Cash Flows from Investing Activities
For the first six months of fiscal years 2018 and 2017, net cash used for investing activities was $14.7 million and $21.7 million, respectively. During the first six months of fiscal year 2018, we reinvested $14.8 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards. During the first six months of fiscal year 2017, we reinvested $19.7 million into capital investments for the future with the largest expenditures to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during the first six months of fiscal year 2017, we invested $2.1 million, net of cash received, to acquire certain assets and assumed certain liabilities of Aircom Manufacturing, Inc.
Cash Flows from Financing Activities
For the first six months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the increased borrowings on our primary credit facility for domestic cash needs. For the first six months of fiscal year 2017, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and for the remittance of tax withholdings on share-based payments.

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
At December 31, 2017, we had $11.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. At June 30, 2017, we had $10.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used for domestic cash needs.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2017.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of December 31, 2017, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at December 31, 2017 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2017 or June 30, 2017. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of December 31, 2017 or June 30, 2017. During fiscal year 2017, we established an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $11.0 million at December 31, 2017 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had no borrowings outstanding under this foreign credit facility as of December 31, 2017 or June 30, 2017. These foreign credit facilities can be canceled at any time by either the bank or us.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.   In the six months ended December 31, 2017 and 2016, we sold, without recourse, $81.2 million and $72.2 million of accounts receivable, respectively.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $59.9 million at December 31, 2017. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits. As part of this plan to enhance our capabilities and diversification, we acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. within the past two fiscal years. These acquisitions were financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility will continue to ramp up in fiscal year 2018.
At December 31, 2017, our capital expenditure commitments were approximately $9 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and improvements to our facilities. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At December 31, 2017, our foreign operations held cash totaling $33.8 million. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings of 15.5% for the accumulated unremitted foreign earnings held in foreign cash and other liquid assets and 8.0% of the residual accumulated unremitted foreign earnings. The Company estimated and recorded approximately $12.8 million for the deemed repatriation tax, of which approximately $1.0 million of the tax payable will be paid in the next 12 months with the remaining balance to be paid over an eight-year period. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we intend to only repatriate a small amount of these earnings to the United States in a tax-free manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if the remaining funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $60 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $41.4 million of common stock under the Plan through December 31, 2017.
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

Fair Value
During the second quarter of fiscal year 2018, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 5 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At December 31, 2017, the drafts transferred and outstanding totaled $1.4 million. No transferee has exercised their recourse rights against us.
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

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2017.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2) (3)
October 1, 2017 - October 31, 2017	—	$—	—	$21,628,975
November 1, 2017 - November 30, 2017	122,971	$19.68	122,971	$19,208,640
December 1, 2017 - December 31, 2017	28,938	$20.73	28,938	$18,608,701
Total	151,909	$19.88	151,909
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

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 13, 2017, File No. 001-36454)
31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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
February 8, 2018

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 8, 2018

Kimball Electronics, Inc.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 13, 2017, File No. 001-36454)
31.1+	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+^	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+^	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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