Form 10-Q
period 2018-03-31
Kimball Electronics, Inc.
filed 2018-05-03
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 23, 2018 was 26,694,649 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$44,244	$44,555
Receivables, net of allowances of $410 and $284, respectively	189,502	169,785
Inventories	193,240	144,606
Prepaid expenses and other current assets	25,243	29,219
Total current assets	452,229	388,165
Property and Equipment, net of accumulated depreciation of $198,017 and $180,028, respectively	141,943	137,549
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $27,093 and $26,392, respectively	4,533	4,581
Other Assets	16,159	18,458
Total Assets	$621,055	$554,944

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$16,250	$10,000
Accounts payable	190,775	154,619
Accrued expenses	32,050	34,630
Total current liabilities	239,075	199,249
Other Liabilities:
Long-term income taxes payable	11,786	—
Other long-term liabilities	13,076	13,423
Total other liabilities	24,862	13,423
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	302,828	302,483
Retained earnings	93,590	82,671
Accumulated other comprehensive loss	(1,229)	(9,084)
Treasury stock, at cost:
Shares: 2,735,000 and 2,592,000, respectively	(38,071)	(33,798)
Total Share Owners’ Equity	357,118	342,272
Total Liabilities and Share Owners’ Equity	$621,055	$554,944

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2018	2017	2018	2017
Net Sales	$283,938	$232,930	$795,293	$689,646
Cost of Sales	261,011	214,212	731,914	632,053
Gross Profit	22,927	18,718	63,379	57,593
Selling and Administrative Expenses	11,716	9,179	32,385	26,996
Other General Income	—	—	—	(4,005)
Operating Income	11,211	9,539	30,994	34,602
Other Income (Expense):
Interest income	14	11	50	48
Interest expense	(140)	(52)	(369)	(151)
Non-operating income (expense), net	2,044	373	3,875	184
Other income (expense), net	1,918	332	3,556	81
Income Before Taxes on Income	13,129	9,871	34,550	34,683
Provision for Income Taxes	2,294	1,754	23,582	8,632
Net Income	$10,835	$8,117	$10,968	$26,051

Earnings Per Share of Common Stock:
Basic	$0.41	$0.30	$0.41	$0.94
Diluted	$0.40	$0.30	$0.41	$0.94

Average Number of Shares Outstanding:
Basic	26,714	27,266	26,779	27,565
Diluted	26,846	27,416	27,006	27,655

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,835			$8,117
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,699	$—	$2,699	$1,246	$—	$1,246
Tax Reform impact	—	49	49	—	—	—
Postemployment severance actuarial change	134	(49)	85	89	(34)	55
Derivative gain (loss)	1,009	(321)	688	2,476	(749)	1,727
Reclassification to (earnings) loss:
Derivatives	457	(57)	400	(245)	(8)	(253)
Amortization of actuarial change	(93)	41	(52)	(81)	31	(50)
Other comprehensive income (loss)	$4,206	$(337)	$3,869	$3,485	$(760)	$2,725
Total comprehensive income			$14,704			$10,842

	Nine Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,968			$26,051
Other comprehensive income (loss):
Foreign currency translation adjustments	$7,561	$—	$7,561	$(3,272)	$—	$(3,272)
Tax Reform impact	—	49	49	—	—	—
Postemployment severance actuarial change	398	(146)	252	401	(151)	250
Derivative gain (loss)	(1,033)	276	(757)	2,210	(421)	1,789
Reclassification to (earnings) loss:
Derivatives	961	(56)	905	651	(329)	322
Amortization of actuarial change	(258)	103	(155)	(255)	96	(159)
Other comprehensive income (loss)	$7,629	$226	$7,855	$(265)	$(805)	$(1,070)
Total comprehensive income			$18,823			$24,981

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2018	2017
Cash Flows From Operating Activities:
Net income	$10,968	$26,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,579	17,501
Gain on sales of assets	(17)	(42)
Deferred income tax and other deferred charges	2,793	(1,221)
Stock-based compensation	3,867	2,715
Bargain purchase gain	—	(925)
Other, net	236	255
Change in operating assets and liabilities:
Receivables	(18,193)	(13,559)
Inventories	(47,049)	(10,125)
Prepaid expenses and other current assets	3,388	(676)
Accounts payable	36,011	10,929
Accrued expenses and taxes payable	9,305	3,839
Net cash provided by operating activities	20,888	34,742
Cash Flows From Investing Activities:
Capital expenditures	(21,505)	(25,102)
Proceeds from sales of assets	218	203
Payments for acquisitions, net of cash acquired	—	(2,138)
Purchases of capitalized software	(567)	(911)
Other, net	31	27
Net cash used for investing activities	(21,823)	(27,921)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	4,000
Payments on credit facilities	—	(13,000)
Net change in revolving credit facilities	6,250	6,500
Repurchases of common stock	(6,460)	(17,320)
Repurchase of employee shares for tax withholding	(1,508)	(709)
Net cash used for financing activities	(1,718)	(20,529)
Effect of Exchange Rate Change on Cash and Cash Equivalents	2,342	(974)
Net Decrease in Cash and Cash Equivalents	(311)	(14,682)
Cash and Cash Equivalents at Beginning of Period	44,555	54,738
Cash and Cash Equivalents at End of Period	$44,244	$40,056
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$12,305	$4,394
Interest expense	$281	$159

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2018 and June 30, 2017, results of operations for the three and nine months ended March 31, 2018 and 2017, and cash flows for the nine months ended March 31, 2018 and 2017. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2017 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2018 and 2017, we sold, without recourse, $120.1 million and $107.8 million of accounts receivable, respectively. Factoring fees were not material.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.4 million at March 31, 2018 and $5.3 million at June 30, 2017, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2018 and 2017 were $4.0 million and $6.8 million, respectively. See Note 4 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.

Other General Income:
Other General Income in the nine months ended March 31, 2017 included $4.0 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the nine months ended March 31, 2018.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Foreign currency/derivative gain (loss)	$2,093	$37	$3,487	$(1,433)
Gain on supplemental employee retirement plan investments	21	423	606	682
Bargain purchase gain on acquisition	—	—	—	925
Other	(70)	(87)	(218)	10
Non-operating income (expense), net	$2,044	$373	$3,875	$184
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform makes broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform will affect our current fiscal year ending June 30, 2018, including, but not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduces the U.S. corporate statutory tax rate from 35% to 21%. For our fiscal year ending June 30, 2018, we have a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after Tax Reform and the number of days in the year.
The Company has made reasonable estimates of certain effects and, therefore, recorded provisional adjustments including the revaluation of its net deferred tax assets at the new applicable rates and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. Approximately $3.7 million of additional tax expense was recorded for the nine months ended March 31, 2018 for the revaluation of the net deferred tax assets, which includes a $0.1 million benefit associated with a measurement period adjustment recorded during the three-month period ended March 31, 2018. The Company recorded during the nine months ended March 31, 2018 approximately $12.8 million of tax expense for the deemed repatriation tax, of which $11.8 million of the tax payable was recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The one-time deemed repatriation tax is based on 15.5% of the accumulated unremitted foreign earnings held in foreign cash and other liquid assets and 8.0% of the residual accumulated unremitted foreign earnings. Both the revaluation of the net deferred tax assets and the deemed repatriation tax were treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the nine months ended March 31, 2018. The measurement period adjustment to the revaluation of the net deferred tax assets was treated as a discrete item and the benefit was recognized in Provision for

Income Taxes on the Condensed Consolidated Statements of Income for the three months ended March 31, 2018. The Company considers these provisional recorded amounts to be reasonable estimates as of March 31, 2018, and these amounts could be affected by additional information and other analysis related to Tax Reform. As a result, these amounts could be adjusted during the measurement period ending December 2018.
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
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both March 31, 2018 and June 30, 2017, the Company has a receivable from Kimball International recorded for $0.6 million, of which $0.5 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.
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

New Accounting Standards:
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for the reclassification of certain tax effects from accumulated other comprehensive income. The objective of this guidance is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. For all companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. If a company elects to reclassify the stranded tax effects, the guidance offers two acceptable adoption methods: (i) at the beginning of the period, annual or interim, of adoption; or (ii) retrospectively to each period or periods in which the tax effects of Tax Reform related to items remaining in accumulated other comprehensive income are recognized. The Company elected to early adopt this guidance at the beginning of its third quarter of fiscal year 2018 and reclassified its stranded tax effects from accumulated other comprehensive income to retained earnings as of January 1, 2018. The components of the Company’s accumulated other comprehensive income that had stranded tax effects as a result of the change in the federal corporate tax rate due to Tax Reform were derivative gain (loss) and post employment benefits net actuarial gain. Upon adoption of this guidance, a net cumulative-effect adjustment of, in thousands, $49 was recorded to the Company’s retained earnings as of January 1, 2018. This cumulative-effect adjustment decreased Retained earnings and decreased Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. There was no impact to net income nor earnings per share of common stock as a result of the adoption of this guidance.
In August 2017, the FASB issued guidance on accounting for derivatives and hedging activities. The objective of this guidance is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as we remain an “emerging growth company” the new guidance will be effective for our fiscal year 2020 annual financial statements and for interim statements beginning in fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In March 2016, the FASB issued guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including the treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company adopted this guidance effective July 1, 2017. There was no impact on the Company’s financial statements upon the initial adoption as there were no tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, and therefore no cumulative-effect adjustment to the Company’s beginning retained earnings was required. The Company has elected to reverse the compensation cost of any forfeited awards when they occur and will classify the cash flows related to excess tax benefits for share-based payment arrangements as cash flows from operating activities on a prospective basis. The new guidance requires prospective application of the tax effects of differences recognized on or after the effective date between the deduction for an award for tax purposes and the compensation costs of that award recognized for financial reporting purposes. As a result, during the nine months ended March 31, 2018, the Company recorded a discrete income tax adjustment related to the excess tax benefit on performance shares granted of $0.6 million in Provision for Income Taxes on the Condensed Consolidated Statements of Income, or $0.02 per diluted share. Due to including the income tax effects from excess tax benefits in the provision for income taxes, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, which generally will result in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that annual reporting period. For as long as we remain an “emerging growth company” the guidance will be effective for our fiscal year 2020 annual financial statements and for interim periods beginning in fiscal year 2021. The Company continues to evaluate the impact the adoption of this new standard will have on its consolidated financial statements; however, it anticipates, for the majority of its contracts for manufacturing services, it will change from a point-in-time recognition method upon transfer of title to an over-time model based on the progress of completing customer orders. We believe the adoption of the standard will have a material effect on the Company’s consolidated financial statements primarily from the recognition of contract assets for unbilled receivables and a corresponding reduction in inventories. Under the guidance there are two acceptable adoption methods: (i) full retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) modified retrospective adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We presently expect to adopt this new guidance utilizing the modified retrospective approach.
Note 2. Inventories
Inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2018	June 30, 2017
Finished products	$28,021	$18,916
Work-in-process	16,572	15,480
Raw materials	148,647	110,210
Total inventory	$193,240	$144,606

Note 3. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Tax Reform impact (1)	—	(81)	130	49
Other comprehensive income (loss) before reclassifications	7,561	(757)	252	7,056
Reclassification to (earnings) loss	—	905	(155)	750
Net current-period other comprehensive income (loss)	7,561	67	227	7,855
Balance at March 31, 2018	$685	$(2,721)	$807	$(1,229)

Balance at June 30, 2016	$(9,653)	$(3,137)	$600	$(12,190)
Other comprehensive income (loss) before reclassifications	(3,272)	1,789	250	(1,233)
Reclassification to (earnings) loss	—	322	(159)	163
Net current-period other comprehensive income (loss)	(3,272)	2,111	91	(1,070)
Balance at March 31, 2017	$(12,925)	$(1,026)	$691	$(13,260)
(1) In the third quarter of fiscal year 2018, the Company adopted a new accounting standard on accounting for the reclassification of certain tax effects from accumulated other comprehensive income related to Tax Reform. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information on the adoption of new accounting standards and Tax Reform.

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Derivative gain (loss) (1)	$(457)	$245	$(961)	$(645)	Cost of Sales
	—	—	—	(6)	Non-operating income (expense), net
	57	8	56	329	Provision for Income Taxes
	$(400)	$253	$(905)	$(322)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	$53	$46	$145	$147	Cost of Sales
	40	35	113	108	Selling and Administrative Expenses
	(41)	(31)	(103)	(96)	Provision for Income Taxes
	$52	$50	$155	$159	Net of Tax
Total reclassifications for the period	$(348)	$303	$(750)	$(163)	Net of Tax
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
Note 4. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2018 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2018, the drafts transferred and outstanding totaled $1.3 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2018	2017
Product warranty liability at the beginning of the period	$593	$605
Additions to warranty accrual (including changes in estimates)	396	398
Settlements made (in cash or in kind)	(135)	(353)
Product warranty liability at the end of the period	$854	$650
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2018. There were also no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.

Recurring Fair Value Measurements:
As of March 31, 2018 and June 30, 2017, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,095	$—	$1,095
Derivatives: foreign exchange contracts	—	1,201	1,201
Trading securities: mutual funds held in nonqualified SERP	8,581	—	8,581
Total assets at fair value	$9,676	$1,201	$10,877
Liabilities
Derivatives: foreign exchange contracts	$—	$2,590	$2,590
Total liabilities at fair value	$—	$2,590	$2,590

	June 30, 2017
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,087	$—	$1,087
Derivatives: foreign exchange contracts	—	1,810	1,810
Trading securities: mutual funds held in nonqualified SERP	7,607	—	7,607
Total assets at fair value	$8,694	$1,810	$10,504
Liabilities
Derivatives: foreign exchange contracts	$—	$2,928	$2,928
Total liabilities at fair value	$—	$2,928	$2,928
We had no level 3 assets or liabilities measured at fair value during the nine months ended March 31, 2018.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2017.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2018, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $31.3 million and to hedge currencies against the Euro in the aggregate notional amount of 72.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of March 31, 2018, we estimate that approximately $0.2 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2018 and June 30, 2017.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2018	June 30, 2017	Balance Sheet Location	March 31, 2018	June 30, 2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,189	$1,810	Accrued expenses	$1,480	$2,009

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	12	—	Accrued expenses	1,110	919
Total derivatives		$1,201	$1,810		$2,590	$2,928

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,009	$2,476	$(1,033)	$2,210

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2018	2017	2018	2017
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(457)	$245	$(961)	$(645)
Foreign exchange contracts	Non-operating income (expense)	—	—	—	(6)
Total		$(457)	$245	$(961)	$(651)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(663)	$(157)	$(1,744)	$1,505

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,120)	$88	$(2,705)	$854

Note 7. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the nine months ended March 31, 2018 and 2017 was, in thousands, $480 and $414, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2018	June 30, 2017
SERP investments - current asset	$290	$258
SERP investments - other long-term asset	8,291	7,349
Total SERP investments	$8,581	$7,607

SERP obligation - current liability	$290	$258
SERP obligation - other long-term liability	8,291	7,349
Total SERP obligation	$8,581	$7,607
Note 8. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three and nine months ended March 31, 2018 and 2017. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

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

During the first nine months of fiscal year 2018, the following stock compensation was awarded under the Plan and the Deferral Plan.

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
During the nine months ended March 31, 2018, the Company repurchased $6.3 million of common stock at an average price of $19.45 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $41.4 million of common stock under the Plan at an average cost of $13.65 per share.

Note 11. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Basic and Diluted Earnings Per Share:
Net Income	$10,835	$8,117	$10,968	$26,051
Less: Net Income allocated to participating securities	5	5	6	9
Net Income allocated to common Share Owners	$10,830	$8,112	$10,962	$26,042

Basic weighted average common shares outstanding	26,714	27,266	26,779	27,565
Dilutive effect of average outstanding performance shares	129	144	221	86
Dilutive effect of average outstanding deferred stock units	3	6	6	4
Dilutive weighted average shares outstanding	26,846	27,416	27,006	27,655

Earnings Per Share of Common Stock:
Basic	$0.41	$0.30	$0.41	$0.94
Diluted	$0.40	$0.30	$0.41	$0.94

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

Business Overview
We are a global contract electronic manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service, and we were named the 2016 EMS Company of the Year by CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide. In 2018, we were recognized for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2018 Service Excellence Awards.
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
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete. One such trend that the EMS industry is beginning to experience is component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We are taking various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers.
The 2017 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2021. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 4.2% over the next five years, with the automotive, medical, and industrial markets projected to grow at a CAGR of 5.7%, 4.3%, and 4.5%, respectively. The March 2018 edition of the Manufacturing Market Insider published by NVR indicated the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2017, of which we are a member, experienced revenue growth of 11.4% in calendar year 2017. Excluding the two largest EMS providers, there was revenue growth of 8.0% in calendar year 2017. During calendar year 2017, we experienced growth of approximately 11%.
Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. Over the last three fiscal years, our CAGR was approximately 7.9%, and our goal is to grow at a CAGR of 8% over the three-year period ending June 30, 2020. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety.
The automotive end market has improved from both new product introductions and increased demand on existing products, and it continues to benefit from the trend of increasing electronic content that is placed in automobiles.  The industrial market is showing year-to-date improvement with increased end market demand for smart metering and climate control products.  Overall in the public safety market, we are experiencing mixed demand. Sales in the current year-to-date period in the public safety market declined compared to the same year-to-date period in fiscal year 2017 resulting from programs reaching end of life, which more than offset increased volumes from new product introductions.  In the medical market, demonstrated growth across our customer base was largely the result of new program launches as overall market demand has strengthened.  We continue to monitor the current economic environment and its potential impact on our customers.
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

We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $357 million at March 31, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $99.2 million at March 31, 2018.
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

	Nine Months Ended
	March 31
Customer Service Years	2018	2017
More than 10 Years
% of Net Sales	61%	55%
# of Customers	28	27
5 to 10 Years
% of Net Sales	28%	39%
# of Customers	18	24
Less than 5 Years
% of Net Sales	11%	6%
# of Customers	31	32
Total
% of Net Sales	100%	100%
# of Customers	77	83

•	Globalization continues to reshape not only the industries in which we operate but also our key customers, suppliers, and competitors.

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

Financial Overview

	At or for the Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2018	as a % of Net Sales	2017	as a % of Net Sales	% Change
Net Sales	$283.9		$232.9		22%
Gross Profit	$22.9	8.1%	$18.7	8.0%	22%
Selling and Administrative Expenses	$11.7	4.2%	$9.2	3.9%	28%
Operating Income	$11.2	3.9%	$9.5	4.1%	18%
Provision for Income Taxes	$2.3		$1.8		31%
Net Income	$10.8		$8.1		33%
Diluted Earnings per Share	$0.40		$0.30
Open Orders	$237.0		$190.5		24%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2018	as a % of Net Sales	2017	as a % of Net Sales	% Change
Net Sales	$795.3		$689.6		15%
Gross Profit	$63.4	8.0%	$57.6	8.4%	10%
Selling and Administrative Expenses	$32.4	4.1%	$27.0	4.0%	20%
Other General Income	$—		$4.0
Operating Income	$31.0	3.9%	$34.6	5.0%	(10)%
Provision for Income Taxes	$23.6		$8.6		173%
Net Income	$11.0		$26.1		(58)%
Diluted Earnings per Share	$0.41		$0.94

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Automotive	$136.2	$94.3	44%	$354.6	$282.8	25%
Medical	77.8	59.8	30%	226.9	188.2	21%
Industrial	53.3	53.8	(1)%	160.1	153.7	4%
Public Safety	14.3	20.6	(31)%	45.3	49.6	(9)%
Other	2.3	4.4	(47)%	8.4	15.3	(45)%
Total Net Sales	$283.9	$232.9	22%	$795.3	$689.6	15%

Third quarter and year-to-date fiscal year 2018 consolidated net sales increased compared to the third quarter and year-to-date period of fiscal year 2017 primarily due to the ramp-up of new product introductions, an overall increase in demand, and the favorable effect of foreign exchange fluctuations on sales. Sales to customers in the automotive market and medical market increased in the third quarter of fiscal year 2018 over the third quarter of fiscal year 2017, more than offsetting the decrease in sales to customers in the public safety market and the slight decrease in sales to customers in the industrial market. Three of our four vertical markets have experienced sales growth in the year-to-date period of fiscal year 2018 when compared to the year-to-date period of fiscal year 2017.

Sales to customers in the automotive market experienced strong sales growth in the third quarter and year-to-date period of fiscal year 2018 compared to the third quarter and year-to-date period of fiscal year 2017 as demand in all of our geographic markets increased. The increase in the automotive market demand over the prior fiscal year third quarter and year-to-date period was driven by new product introductions and increased demand from existing customers. Sales to customers in the medical market also experienced strong sales growth in the third quarter and year-to-date period of fiscal year 2018 compared to the third quarter and year-to-date period of fiscal year 2017 primarily due to new product introductions and increased demand for existing products. Sales to customers in the industrial market declined slightly in the third quarter of the current fiscal year when compared to the third quarter of fiscal year 2017; however, sales increased in the year-to-date period of fiscal year 2018 when compared to the year-to-date period of fiscal year 2017 primarily due to new product launches related to smart metering in addition to increased end market demand for climate control products, which more than offset decreases from the exit of certain programs and lower demand in other existing products. Sales to customers in the public safety market declined in the third quarter and year-to-date period of fiscal year 2018 compared to the third quarter and year-to-date period of fiscal year 2017 due to lower overall demand and programs reaching end of life.
A significant amount of sales to ZF, Nexteer Automotive, and Philips accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
ZF	16%	13%	15%	12%
Nexteer Automotive	15%	12%	13%	12%
Philips	12%	13%	13%	14%

Open orders were up 24% as of March 31, 2018 compared to March 31, 2017 primarily from a large increase occurring from the automotive market, which in part is due to new product introductions. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of March 31, 2018 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Third quarter fiscal year 2018 gross profit as a percent of net sales improved slightly when compared to the third quarter of fiscal year 2017 as the positive impact from leverage gained on higher revenue was offset by higher costs associated with the support of new product introductions and less favorable product mix. Year-to-date fiscal year 2018 gross profit as a percent of net sales declined when compared to the year-to-date period of fiscal year 2017 in large part due to the impact on yields and higher costs associated with the support of new product introductions, higher domestic healthcare costs, and unfavorable product mix.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the third quarter of fiscal year 2018 when compared to the third quarter of fiscal year 2017. The current quarter selling and administrative expenses increased in part from higher incentive-based compensation, including non-cash stock compensation. In addition, higher salary and related payroll costs, which were largely due to an increase in the number of employees, contributed to this increase. This increase was partially offset by the lower expense from the supplemental employee retirement plan (“SERP”). The SERP expense is a result of the revaluation of the SERP liability and is offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
For the first nine months of fiscal year 2018, selling and administrative expenses increased in absolute dollars from the first nine months of fiscal year 2017 primarily from higher incentive-based compensation and higher salary and related payroll costs, which were largely due to an increase in the number of employees. The selling and administrative expenses as a percent of net sales increased slightly in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017.
Other General Income in the first nine months of fiscal year 2017 included $4.0 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first nine months of fiscal year 2018.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Interest income	$14	$11	$50	$48
Interest expense	(140)	(52)	(369)	(151)
Foreign currency/derivative gain (loss)	2,093	37	3,487	(1,433)
Gain on supplemental employee retirement plan (“SERP”) investments	21	423	606	682
Bargain purchase gain on acquisition	—	—	—	925
Other	(70)	(87)	(218)	10
Other income (expense), net	$1,918	$332	$3,556	$81
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
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2018		March 31, 2017
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$3,554	475.0%	$7,480	28.1%
Foreign	30,996	21.6%	27,203	24.0%
Total	$34,550	68.3%	$34,683	24.9%
In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States which lowered the U.S. corporate statutory tax rate from 35% to 21%. For fiscal year companies with a June 30 year end, the blended federal statutory tax rate for the current fiscal year ending June 30, 2018 is 28.1%. Due to the enactment of Tax Reform, we revalued our net deferred tax assets at the new applicable rates as of December 31, 2017, with a measurement period adjustment subsequently recorded during the three-month period ended March 31, 2018, and we estimated and recorded tax on the one-time deemed repatriation on our accumulated unremitted foreign earnings during the second quarter of fiscal year 2018. While we expect the lower U.S. corporate statutory tax rate will lower our consolidated effective tax rate and have a favorable impact on our net income in the future, Tax Reform did have a significant unfavorable impact to our effective tax rate and our net income for the first nine months of fiscal year 2018.
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first nine months of fiscal year 2018 were unfavorably impacted by Tax Reform as we recorded income tax expense of approximately $12.8 million for the deemed repatriation tax and income tax expense of approximately $3.7 million for the revaluation of our net deferred tax assets, which were both treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the nine months ended March 31, 2018. The Company considers these provisional recorded amounts to be reasonable estimates as of March 31, 2018. As a result, these amounts could be adjusted during the measurement period ending December 2018. Items partially offsetting the unfavorable impact from Tax Reform on the effective tax rate included the discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the nine months ended March 31, 2018, which was recognized in accordance with the new accounting standard for share-based payment transactions, the high mix of earnings in foreign jurisdictions that have generally lower statutory rates than the United States, and the U.S. research and development tax credit . See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on Tax Reform and the adoption of the new accounting standard for share-based payment transactions.

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
Comparing the balance sheet as of March 31, 2018 to June 30, 2017, accounts receivable increased $19.7 million primarily as a result of increased sales volumes. Inventory increased $48.6 million primarily to support increased production volumes and open orders in addition to the implementation of an inventory management program for one of our largest customers in the medical market. Accounts payable increased $36.2 million largely from the increased inventory purchases to support increased production volumes. Long-term income taxes payable has a balance of $11.8 million at March 31, 2018 for the long-term portion of the deemed repatriation tax that is allowed to be paid over an eight-year period. The $7.9 million change in Accumulated other comprehensive loss was primarily driven by foreign currency translation adjustments. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
Liquidity and Capital Resources
Working capital at March 31, 2018 was $213.2 million compared to working capital of $188.9 million at June 30, 2017. The current ratio was 1.9 at both March 31, 2018 and June 30, 2017. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $99.2 million at March 31, 2018 and $104.8 million at June 30, 2017.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended March 31, 2018 was 62 days, which increased from the quarter ended June 30, 2017 and the quarter ended March 31, 2017. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	March 31, 2018	June 30, 2017	March 31, 2017
DSO	58	62	62
PDSOH	66	59	61
APD	62	61	62
CCD	62	60	61
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2018 and 2017.

	Nine Months Ended
	March 31
(Amounts in thousands)	2018	2017
Net cash provided by operating activities	$20,888	$34,742
Net cash used for investing activities	$(21,823)	$(27,921)
Net cash used for financing activities	$(1,718)	$(20,529)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2018 was primarily driven by net income and adjustments to net income for non-cash items, including the adjustment for income tax expense resulting from Tax Reform reflected in Deferred income tax and other deferred charges and Accrued expenses and taxes payable on the Condensed Consolidated Statement of Cash Flows, partially offset by the remaining changes in working capital balances. Net cash provided by operating activities for the first nine months of fiscal year 2017 was primarily driven by net income adjusted for non-cash items and included $4.0 million of cash proceeds related to the settlement of a class action lawsuit. Changes in operating assets and liabilities used $16.5 million of cash in the first nine months of fiscal year 2018 and $9.6 million of cash in the first nine months of fiscal year 2017.
The cash used of $16.5 million from changes in operating assets and liabilities in the first nine months of fiscal year 2018 is largely due to an increase in inventory, which used cash of $47.0 million primarily to support increased production volumes and open orders in addition to the implementation of an inventory management program for one of our largest customers in the medical market. Partially offsetting this usage was an increase in accounts payable, which provided cash of $36.0 million largely resulting from the increased inventory purchases to support increased production volumes. Accrued expenses and taxes payable provided cash of $9.3 million primarily from the increase in income taxes payable related to the deemed repatriation tax net of income taxes paid, which was partially offset by a reduction in other accrued expenses.
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
Cash Flows from Investing Activities
For the first nine months of fiscal years 2018 and 2017, net cash used for investing activities was $21.8 million and $27.9 million, respectively. During the first nine months of fiscal year 2018, we reinvested $22.1 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards. During the first nine months of fiscal year 2017, we reinvested $26.0 million into capital investments for the future with the largest expenditures to support new business awards, capacity purposes, and for the purchase of the previously leased facility that housed the former Medivative operation. Also during the first nine months of fiscal year 2017, we invested $2.1 million, net of cash received, to acquire certain assets and assumed certain liabilities of Aircom Manufacturing, Inc.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the increased borrowings on our primary credit facility for domestic cash needs. For the first nine months of fiscal year 2017, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan, net payments on our primary credit facility, and the remittance of tax withholdings on share-based payments.

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
At March 31, 2018, we had $16.3 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. At June 30, 2017, we had $10.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used for domestic cash needs.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2018.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of March 31, 2018, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.9 million at March 31, 2018 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2018 or June 30, 2017. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of March 31, 2018 or June 30, 2017. During fiscal year 2017, we established an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $11.3 million at March 31, 2018 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had no borrowings outstanding under this foreign credit facility as of March 31, 2018 or June 30, 2017. These foreign credit facilities can be canceled at any time by either the bank or us.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2018 and 2017, we sold, without recourse, $120.1 million and $107.8 million of accounts receivable, respectively.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $55.0 million at March 31, 2018. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits. As part of this plan to enhance our capabilities and diversification, we acquired certain assets and assumed certain liabilities of Medivative Technologies, LLC and Aircom Manufacturing, Inc. within the past two fiscal years. These acquisitions were financed with available liquidity.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and have begun operations. Capacity at this facility will continue to ramp up during the remainder of fiscal year 2018 and into fiscal year 2019.
At March 31, 2018, our capital expenditure commitments were approximately $6 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and improvements to our facilities. We anticipate our funds on hand and funds provided by operations will be sufficient to fund these capital expenditures.
At March 31, 2018, our foreign operations held cash totaling $42.2 million. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings of 15.5% for the accumulated unremitted foreign earnings held in foreign cash and other liquid assets and 8.0% of the residual accumulated unremitted foreign earnings. The Company estimated and recorded approximately $12.8 million for the deemed repatriation tax, of which approximately $1.0 million of the tax payable will be paid in the next 12 months with the remaining balance to be paid over an eight-year period. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we intend to only repatriate a small amount of these earnings to the United States in a tax-free manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if the remaining funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $60 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $41.4 million of common stock under the Plan through March 31, 2018.
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

Fair Value
During the third quarter of fiscal year 2018, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 5 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee and the draft would revert back to our China operation. At March 31, 2018, the drafts transferred and outstanding totaled $1.3 million. No transferee has exercised their recourse rights against us.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”) on October 21, 2015. The Plan authorized the repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date, which brings the total amount of stock repurchases authorized under the Plan to $60 million.
During the three months ended March 31, 2018, the Company did not repurchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan is $18,608,701.

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
May 3, 2018

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 3, 2018

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