Form 10-Q
period 2018-09-30
Kimball Electronics, Inc.
filed 2018-11-07
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 24, 2018 was 26,283,988 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$74,969	$46,428
Receivables, net of allowances of $713 and $482, respectively	169,630	173,559
Contract assets	43,619	—
Inventories	188,572	201,596
Prepaid expenses and other current assets	15,587	15,405
Total current assets	492,377	436,988
Property and Equipment, net of accumulated depreciation of $203,046 and $198,672, respectively	134,831	137,210
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $27,497 and $27,276, respectively	4,713	4,375
Other Assets	24,764	23,994
Total Assets	$662,876	$608,758

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$59,271	$8,337
Accounts payable	192,657	187,788
Accrued expenses	28,134	32,446
Total current liabilities	280,062	228,571
Other Liabilities:
Long-term income taxes payable	11,286	12,361
Other long-term liabilities	12,644	12,299
Total other liabilities	23,930	24,660
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	301,729	304,215
Retained earnings	107,493	99,374
Accumulated other comprehensive loss	(5,884)	(6,899)
Treasury stock, at cost:
Shares: 2,972,000 and 2,898,000, respectively	(44,454)	(41,163)
Total Share Owners’ Equity	358,884	355,527
Total Liabilities and Share Owners’ Equity	$662,876	$608,758

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2018	2017
Net Sales	$265,620	$253,204
Cost of Sales	247,434	233,751
Gross Profit	18,186	19,453
Selling and Administrative Expenses	11,246	9,930
Other General Income	(92)	—
Operating Income	7,032	9,523
Other Income (Expense):
Interest income	6	18
Interest expense	(389)	(116)
Non-operating income (expense), net	(171)	1,410
Other income (expense), net	(554)	1,312
Income Before Taxes on Income	6,478	10,835
Provision for Income Taxes	1,409	2,355
Net Income	$5,069	$8,480

Earnings Per Share of Common Stock:
Basic	$0.19	$0.32
Diluted	$0.19	$0.31

Average Number of Shares Outstanding:
Basic	26,507	26,859
Diluted	26,628	27,028

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,069			$8,480
Other comprehensive income (loss):
Foreign currency translation adjustments	$(658)	$—	$(658)	$3,214	$—	$3,214
Postemployment severance actuarial change	213	(52)	161	146	(54)	92
Derivative gain (loss)	1,947	(424)	1,523	(1,597)	319	(1,278)
Reclassification to (earnings) loss:
Derivatives	100	(27)	73	10	74	84
Amortization of actuarial change	(111)	27	(84)	(80)	30	(50)
Other comprehensive income (loss)	$1,491	$(476)	$1,015	$1,693	$369	$2,062
Total comprehensive income			$6,084			$10,542

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2018	2017
Cash Flows From Operating Activities:
Net income	$5,069	$8,480
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,755	6,369
Gain on sales of assets	(70)	(6)
Deferred income tax and other deferred charges	(1,645)	(1,533)
Stock-based compensation	1,452	1,011
Other, net	76	(4)
Change in operating assets and liabilities:
Receivables	3,697	(4,252)
Contract assets	(378)	—
Inventories	(25,925)	(19,241)
Prepaid expenses and other current assets	343	(801)
Accounts payable	4,693	12,592
Accrued expenses and taxes payable	(4,080)	(2,784)
Net cash used for operating activities	(10,013)	(169)
Cash Flows From Investing Activities:
Capital expenditures	(4,675)	(6,135)
Proceeds from sales of assets	172	63
Purchases of capitalized software	(159)	(12)
Other, net	16	18
Net cash used for investing activities	(4,646)	(6,066)
Cash Flows From Financing Activities:
Net change in revolving credit facilities	50,950	4,000
Repurchases of common stock	(5,028)	(3,440)
Payments related to tax withholding for stock-based compensation	(1,763)	(1,508)
Debt issuance costs	(445)	—
Net cash provided by (used for) financing activities	43,714	(948)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(514)	944
Net Increase (Decrease) in Cash and Cash Equivalents	28,541	(6,239)
Cash and Cash Equivalents at Beginning of Period	46,428	44,555
Cash and Cash Equivalents at End of Period	$74,969	$38,316
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,501	$4,088
Interest expense	$149	$2

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		5,069			5,069
Other comprehensive income			1,015		1,015
Cumulative effect of accounting change		3,050			3,050
Compensation expense related to stock compensation plans	1,409				1,409
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (277,000 shares)				(5,424)	(5,424)
Amounts at September 30, 2018	$301,729	$107,493	$(5,884)	$(44,454)	$358,884

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We also offer diversified contract manufacturing services for non-electronic components, medical disposables, plastics, and metal fabrication. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2018 and June 30, 2018, results of operations for the three months ended September 30, 2018 and 2017, and cash flows for the three months ended September 30, 2018 and 2017. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2018 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Revenue Recognition:
We recognize revenue in accordance with the new standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments (“New Revenue Guidance”). Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical disposables, plastics, and metal fabrication, all built to customer’s specifications. Our customer agreements are generally not for a definitive term, but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short-term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate once specific volume thresholds have been met; in these cases, the rebates are accounted for as variable consideration.
The majority of our revenue is recognized over time as manufacturing services are performed as we manufacture a product to customer specifications with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining revenue for manufacturing services is recognized when the customer obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract, and the customer is able to direct the use of and obtain substantially all of the remaining benefits from the asset. We generally recognize revenue over time using costs based input methods, in which judgment is required to evaluate assumptions including the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize. Estimated costs include material, direct and indirect labor, and appropriate applied overheads. Costs based input methods are considered a faithful depiction of our efforts and progress toward satisfying our performance obligations for manufacturing services and for which we believe we are entitled to payment for performance completed to date. The cumulative effect of revisions to estimates related to net contract revenues or costs are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated services and products. Accordingly, we record customer payments of shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales. We recognize sales net of applicable sales or value add taxes. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time revenue is recognized, resulting in a reduction of revenue.
Direct incremental costs to obtain and fulfill a contract are capitalized as a contract asset only if they are material, expected to be recovered, and are not accounted for in accordance with other guidance. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred.
See section entitled “New Accounting Standards” below for information on the adoption of the New Revenue Guidance and our Annual Report on Form 10-K for the year ended June 30, 2018 for revenue recognition policies for periods prior to fiscal year 2019.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2018 and 2017, we sold, without recourse, $60.7 million and $40.7 million of accounts receivable, respectively. Factoring fees were $0.4 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $1.6 million at September 30, 2018 and $3.8 million at June 30, 2018, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2018 and 2017 were $0.7 million and $0.6 million, respectively. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the three months ended September 30, 2018 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of certain electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the three months ended September 30, 2017.
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.

Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Foreign currency/derivative gain (loss)	$(700)	$1,061
Gain on supplemental employee retirement plan investments	119	303
Foreign government subsidies	466	54
Other	(56)	(8)
Non-operating income (expense), net	$(171)	$1,410
The prior period presentation in the table above has been restated due to the adoption of new guidance issued by the FASB. See section entitled “New Accounting Standards” below for information on the adoption of this new guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost.
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduced the U.S. corporate statutory tax rate from 35% applicable in the first quarter of our fiscal year 2018 to 21% effective upon enactment. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of September 30, 2018, the remaining provision recorded for the one-time deemed repatriation tax is $12.4 million, including $11.3 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The Company considers the provisional recorded amounts to be reasonable estimates as of September 30, 2018, and these amounts could be affected by additional information and further analysis related to Tax Reform. As a result, these amounts could be adjusted during the measurement period ending December 2018.
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
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both September 30, 2018 and June 30, 2018, the Company has a receivable from Kimball International recorded for $0.5 million, of which $0.4 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.

New Accounting Standards:
Adopted in fiscal year 2019:
In August 2018, the FASB issued guidance on changes to the disclosure requirements for fair value measurement. The new guidance modifies the disclosure requirements on fair value measurement which includes among other changes eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, eliminating the requirement to disclose the policy for timing of transfers between levels, and added a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. We adopted this guidance early, as permitted, for our first quarter of fiscal year 2019. As this guidance only impacts disclosures related to fair value measurement, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
In March 2017, the FASB issued guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the affected employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The update also allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this guidance were to be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. We adopted this guidance in our first quarter of fiscal year 2019. We adopted the guidance on a retrospective basis for the presentation of the service cost component and the other components of the net benefit cost in the income statement. The prior period presentation has been restated. The retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost in the income statement decreased our Operating income and increased our Non-operating income (expense), net by the same amount on our Condensed Consolidated Statements of Income of $100 thousand and $67 thousand for the three months ended September 30, 2018 and 2017, respectively. There was no effect to Net income or Earnings per share for the retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost. The impact from the prospective adoption for the capitalization of only the service cost component in assets was not material.
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
The Company adopted the New Revenue Guidance for all contracts using the modified retrospective transition method. We recognized the net cumulative effect of initially applying the New Revenue Guidance as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the New Revenue Guidance to be immaterial to our net income on an ongoing basis.
A majority of our sales revenue under the New Revenue Guidance will be recognized over time as manufacturing services are performed. This represents a change from our previous revenue recognition pattern as revenue was historically recognized at a point in time when title and risk of loss passed to the customer according to the terms of the contract. The remaining sales revenue for manufactured products will be recognized at a point in time when the customer obtains control of the product if the criteria to recognize revenue over time is not met for a specific contract.

The effect of the adoption of the New Revenue Guidance on our Condensed Consolidated Balance Sheet as of July 1, 2018, our Condensed Consolidated Statement of Income for the three-month period ended September 30, 2018, and our Condensed Consolidated Balance Sheet as of September 30, 2018, resulting primarily from the change to recognize a majority of our revenue over time as manufacturing services are performed, were as follows:

(Amounts in Thousands) (Unaudited)	Balance at June 30, 2018	Adjustments from Adoption of New Revenue Guidance	Balance at July 1, 2018
ASSETS
Contract assets	$—	$43,241	$43,241
Inventories	201,596	(39,169)	162,427
Other Assets	23,994	(871)	23,123

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	32,446	151	32,597

Retained earnings	99,374	3,050	102,424

	At or For the Three Months Ended September 30, 2018
(Amounts in Thousands) (Unaudited)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$265,620	$265,242	$378
Cost of Sales	247,434	247,149	285
Gross Profit	18,186	18,093	93

Operating Income	7,032	6,939	93

Income Before Taxes on Income	6,478	6,385	93
Provision for Income Taxes	1,409	1,407	2
Net Income	$5,069	$4,978	$91

Earnings Per Share of Common Stock
Basic	$0.19	$0.19	$—
Diluted	$0.19	$0.19	$—

Balance Sheet
ASSETS
Contract assets	$43,619	$—	$43,619
Inventories	188,572	228,044	(39,472)
Other Assets	24,764	24,764	—

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	$28,134	$27,128	$1,006

Retained earnings	$107,493	$104,352	$3,141

Not Yet Adopted:
In August 2018, the FASB issued guidance on Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance amends the accounting for implementation, setup, and other upfront costs incurred in a cloud computing hosting arrangement. The amendment aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including options to extend the agreement that is in control of the customer. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
Note 2. Revenue from Contracts with Customers
We recognize revenue in accordance with the New Revenue Guidance. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding our revenue recognition policies and on the adoption of the New Revenue Guidance, including the impact on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Income.
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical disposables, plastics, and metal fabrication primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2018.

Three Months Ended
(Amounts in Millions)	September 30, 2018
Vertical Markets:
Automotive	$105.9
Medical	82.2
Industrial	57.4
Public Safety	17.1
Other	3.0
Total net sales	$265.6
Approximately 73% of our net sales were recognized over time under the New Revenue Guidance for the three months ended September 30, 2018 as manufacturing services were performed. The remaining sales revenue was primarily recognized when the customer obtained control of the manufactured product under the New Revenue Guidance if the criteria to recognize revenue over time was not met for a specific contract. Revenue recognized for tooling, excess inventory, and other services was not material for the three months ended September 30, 2018.

The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets, disclosed as a separate line item on the Condensed Consolidated Balance Sheet, relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Opening and closing balances of Contract assets were as follows:

(Amounts in Thousands) (Unaudited)	Balance at June 30, 2018	Adjustments from Adoption of New Revenue Guidance	Balance at September 30, 2018
Contract assets	$—	$43,241	$43,619
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $2.3 million and $1.7 million as of September 30, 2018 and June 30, 2018, respectively.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2018	June 30, 2018
Finished products	$3,985	$25,552
Work-in-process	2,211	17,254
Raw materials	182,376	158,790
Total inventory	$188,572	$201,596
As a result of the adoption of the New Revenue Guidance, inventories as of September 30, 2018 have been reduced for the contracts which have been recognized in revenue over time as manufacturing services are performed. Total inventory as of September 30, 2018 is $39.5 million lower than it would have been if we had not adopted the New Revenue Guidance. Inventories as of June 30, 2018 have not been restated and continue to be reported under the accounting guidance in effect at that time. See Note 1 - Business Description and Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers for further information on adoption of the New Revenue Guidance.

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(658)	1,523	161	1,026
Reclassification to (earnings) loss	—	73	(84)	(11)
Net current-period other comprehensive income (loss)	(658)	1,596	77	1,015
Balance at September 30, 2018	$(5,015)	$(1,783)	$914	$(5,884)

Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Other comprehensive income (loss) before reclassifications	3,214	(1,278)	92	2,028
Reclassification to (earnings) loss	—	84	(50)	34
Net current-period other comprehensive income (loss)	3,214	(1,194)	42	2,062
Balance at September 30, 2017	$(3,662)	$(3,982)	$622	$(7,022)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2018	2017
Derivative gain (loss) (1)	$(117)	$(10)	Cost of Sales
	17	—	Non-operating income (expense), net
	27	(74)	Benefit (Provision) for Income Taxes
	$(73)	$(84)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	111	80	Non-operating income (expense), net
	(27)	(30)	Benefit (Provision) for Income Taxes
	$84	$50	Net of Tax
Total reclassifications for the period	$11	$(34)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 9 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans. See Note 1 - Business Description and Significant Accounting Policies for further information on the restatement of the prior period presentation in the table above due to the adoption of new guidance issued by the FASB.
Note 5. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of September 30, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2018 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At September 30, 2018, the drafts transferred and outstanding totaled $1.2 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Product warranty liability at the beginning of the period	$656	$593
Additions to warranty accrual (including changes in estimates)	115	47
Settlements made (in cash or in kind)	(4)	(53)
Product warranty liability at the end of the period	$767	$587
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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

Recurring Fair Value Measurements:
As of September 30, 2018 and June 30, 2018, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,104	$—	$1,104
Derivatives: foreign exchange contracts	—	2,451	2,451
Trading securities: mutual funds held in nonqualified SERP	9,128	—	9,128
Total assets at fair value	$10,232	$2,451	$12,683
Liabilities
Derivatives: foreign exchange contracts	$—	$398	$398
Total liabilities at fair value	$—	$398	$398

	June 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,099	$—	$1,099
Derivatives: foreign exchange contracts	—	1,713	1,713
Trading securities: mutual funds held in nonqualified SERP	8,769	—	8,769
Total assets at fair value	$9,868	$1,713	$11,581
Liabilities
Derivatives: foreign exchange contracts	$—	$1,867	$1,867
Total liabilities at fair value	$—	$1,867	$1,867
We had no level 3 assets or liabilities measured at fair value during the three months ended September 30, 2018.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2018, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $30.1 million and to hedge currencies against the Euro in the aggregate notional amount of 72.3 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2018, we estimate that approximately $0.6 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2018 and June 30, 2018.

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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2018	June 30, 2018	Balance Sheet Location	September 30, 2018	June 30, 2018
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,283	$758	Accrued expenses	$392	$1,857

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,168	955	Accrued expenses	6	10
Total derivatives		$2,451	$1,713		$398	$1,867

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,947	$(1,597)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2018	2017
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(117)	$(10)
Foreign exchange contracts	Non-operating income (expense)	11	—
Total		$(106)	$(10)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$6	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$564	$(818)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$464	$(828)

Note 8. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2018 and 2017 was, in thousands, $91 and $290, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2018	June 30, 2018
SERP investments - current asset	$303	$294
SERP investments - other long-term asset	8,825	8,475
Total SERP investments	$9,128	$8,769

SERP obligation - current liability	$303	$294
SERP obligation - other long-term liability	8,825	8,475
Total SERP obligation	$9,128	$8,769
Note 9. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the three months ended September 30, 2018 and 2017. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 10. Stock Compensation Plans
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. The Company also maintains a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors of the Company’s Board of Directors (the “Board”) to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

During the first three months of fiscal year 2019, the following stock compensation was awarded under the Plan. No awards were issued under the Deferral Plan during the period.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	192,868	$20.05

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
During the three months ended September 30, 2018, the Company repurchased $5.4 million of common stock at an average price of $19.61 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $49.9 million of common stock under the Plan at an average cost of $14.37 per share.

Note 12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Share:
Net Income	$5,069	$8,480
Less: Net Income allocated to participating securities	2	6
Net Income allocated to common Share Owners	$5,067	$8,474

Basic weighted average common shares outstanding	26,507	26,859
Dilutive effect of average outstanding performance shares	111	153
Dilutive effect of average outstanding deferred stock units	10	16
Dilutive weighted average shares outstanding	26,628	27,028

Earnings Per Share of Common Stock:
Basic	$0.19	$0.32
Diluted	$0.19	$0.31
Note 13. Subsequent Event
On October 1, 2018, the Company completed the purchase of substantially all of the assets and assumed certain liabilities of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”). The preliminary total cash purchase price was approximately $50 million plus the assumed liabilities and is subject to certain post-closing working capital adjustments. The acquisition was primarily funded with the Company’s primary credit facility.
The initial accounting for this acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition. As a result, disclosures required for business combinations are not possible at this time.
This acquisition supports the Company’s new platform strategy for expansion and diversification and plans to continue its development beyond the electronics manufacturing services (“EMS”) market. GES specializes in production processing and test equipment design, volume manufacturing, and global services for the semiconductor and electronics product manufacturing industry.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We also offer diversified contract manufacturing services for non-electronic components, medical disposables, plastics, and metal fabrication. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service. In 2018, we were recognized for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2018 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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
Key economic indicators currently point toward continued strength in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete. One such trend that the EMS industry is experiencing is component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We are taking various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from the recently imposed and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced via China, may adversely affect the competitiveness of our domestic operations.
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
The automotive end market continues to benefit from the trend of increasing electronic content that is placed in automobiles.  The China automotive market has experienced a slowdown when compared to the past several quarters, likely related to tighter credit from increased government regulation on consumer lending practices in China in addition to the continued trade tensions between the United States and China. The industrial market is showing improvement with increased end market demand for climate control products and smart metering.  Overall in the public safety market, we have experienced mixed demand and may continue to see demand fluctuations as we wind down our International Traffic in Arms Regulations (“ITAR”) compliance programs and turn our focus to growth in our non-defense related business. In the medical market, growth was driven largely from an overall strengthening of the market in addition to continued ramp-up of certain program launches.  We continue to monitor the current economic environment and its potential impact on our customers.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. For example, the acquisitions of Medivative Technologies, LLC (“Medivative”) and Aircom Manufacturing, Inc. (“Aircom”) within the last several fiscal years provide capabilities that will enhance our medical end market as well as support our mechanical assembly needs in all four key vertical markets by offering our customers design engineering and diversified contract manufacturing services.
As discussed in Note 13 - Subsequent Event of Notes to Condensed Consolidated Financial Statements, we completed the purchase of substantially all of the assets and assumed certain liabilities of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018. The GES acquisition supports our new platform strategy for expansion and diversification as GES specializes in production processing and test equipment design, volume manufacturing, and global services for the semiconductor and electronics product manufacturing industry.
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
We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $359 million at September 30, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $186.3 million at September 30, 2018. During the quarter ended September 30, 2018, we amended and restated our primary credit facility, which now allows for $150 million in borrowings, with an option to increase the amount available for borrowings to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.

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

•
The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2018.

	Three Months Ended
	September 30
Customer Service Years	2018	2017
More than 10 Years
% of Net Sales	66%	56%
# of Customers	28	28
5 to 10 Years
% of Net Sales	20%	32%
# of Customers	16	19
Less than 5 Years
% of Net Sales	14%	12%
# of Customers	28	29
Total
% of Net Sales	100%	100%
# of Customers	72	76

•	Globalization continues to reshape not only the industries in which we operate but also for our key customers, suppliers, and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2018.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2018	as a % of Net Sales	2017	as a % of Net Sales	% Change
Net Sales	$265.6		$253.2		5%
Gross Profit	$18.2	6.8%	$19.5	7.7%	(7)%
Selling and Administrative Expenses	$11.2	4.2%	$9.9	3.9%	13%
Other General Income	$0.1		$—
Operating Income (1)	$7.0	2.6%	$9.5	3.8%	(26)%
Provision for Income Taxes	$1.4		$2.4		(40)%
Net Income	$5.1		$8.5		(40)%
Diluted Earnings per Share	$0.19		$0.31
Open Orders	$278.2		$217.2		28%
(1) Prior period has been restated to reflect the retrospective adoption of new accounting guidance issued by the FASB on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. See Note 1 - Business Description and Significant Accounting Policies for further information on the restatement of the prior period presentation. There was no effect to Net Income or Diluted Earnings per Share.

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2018	2017	% Change
Automotive	$105.9	$102.0	4%
Medical	82.2	76.2	8%
Industrial	57.4	54.8	5%
Public Safety	17.1	17.2	—%
Other	3.0	3.0	—%
Total Net Sales	$265.6	$253.2	5%
First quarter fiscal year 2019 consolidated net sales increased compared to the first quarter of fiscal year 2018 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. By end market vertical, sales to customers in the automotive, medical, and industrial end markets increased in the first quarter of fiscal year 2019 over the first quarter of fiscal year 2018, while sales to customers in the public safety market remained relatively flat. Sales to customers in the industrial market experienced record sales in the current quarter.
Sales to customers in the automotive market experienced sales growth in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 as stronger demand in North America more than offset declines in China and, to a lesser extent, Europe. The increase in the automotive market demand over the prior fiscal year first quarter was driven by continued ramp-up of certain programs and new product introductions. Sales to customers in the medical market experienced high single-digit sales growth in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 primarily due to the continued ramp-up of certain product launches and increased demand for existing products. Sales to customers in the industrial market improved in the first quarter of the current fiscal year when compared to the first quarter of fiscal year 2018 primarily due to increased end market demand for climate control products in addition to new product launches related to smart metering, which more than offset decreases from the exit of certain programs. Sales to customers in the public safety market remained flat in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 as we have experienced mixed demand.

A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2018	2017
Philips	15%	14%
ZF	12%	14%
Nexteer Automotive	11%	11%
Open orders were up 28% as of September 30, 2018 compared to September 30, 2017 as open orders in the automotive and public safety markets increased, more than offsetting a decline in open orders in the medical and industrial markets. Open orders in the automotive market significantly increased, which in part is due to new product introductions. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of September 30, 2018 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
First quarter fiscal year 2019 gross profit as a percent of net sales declined when compared to the first quarter of fiscal year 2018 primarily due to unfavorable product mix, higher material costs partly due to component shortages, unfavorable foreign exchange movements, and higher domestic healthcare costs.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2019 when compared to the first quarter of fiscal year 2018. The current quarter selling and administrative expenses increased in part from higher salary and related payroll costs, higher stock-based compensation, higher consulting fees for information systems and human resource strategies, and incremental costs directly related to the GES acquisition. This increase was partially offset by lower profit sharing incentive bonus expense.
Other General Income in the first three months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first three months of fiscal year 2018.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Interest income	$6	$18
Interest expense	(389)	(116)
Foreign currency/derivative gain (loss)	(700)	1,061
Gain on supplemental employee retirement plan (“SERP”) investments	119	303
Foreign government subsidies	466	54
Other	(56)	(8)
Other income (expense), net	$(554)	$1,312
The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The prior period presentation in the table above has been restated due to the adoption of new guidance by the FASB on net periodic pension cost and net periodic postretirement benefit cost.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,876	18.8%	$2,965	16.1%
Foreign	4,602	22.9%	7,870	23.8%
Total	$6,478	21.8%	$10,835	21.7%
In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States which lowered the U.S. corporate statutory tax rate from 35% to 21%. When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first three months of fiscal year 2019 were favorably impacted by an adjustment for the U.S. research and development tax credit and a discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the period.
When compared to the statutory rate of 35% for the first three months of fiscal year 2018, the effective tax rate was favorably impacted by a high mix of earnings in foreign jurisdictions, which had lower statutory tax rates than the U.S. corporate statutory tax rate, and a discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the period.
Comparing the balance sheet as of September 30, 2018 to June 30, 2018, the adoption of the New Revenue Guidance on July 1, 2018 impacted several balances, particularly Contract assets, Inventories, and Retained earnings. Contract assets, which have a balance of $43.6 million at September 30, 2018, reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Our inventory balance declined $13.0 million as the initial adoption adjustment, which reduced our balance on July 1, 2018 by $39.2 million, more than offset the increased inventory resulting from changes in customers’ forecasts and increased production volumes. The increase in Retained earnings included an increase of $3.1 million due to the initial adoption adjustment. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance. Borrowings under credit facilities increased as short-term borrowings under the U.S. primary credit facility of $51.0 million were used for domestic cash needs and included cash on-hand at September 30, 2018 of $28.0 million to be used to partially fund the GES acquisition that subsequently occurred on October 1, 2018.
Liquidity and Capital Resources
Working capital at September 30, 2018 was $212.3 million compared to working capital of $208.4 million at June 30, 2018. The current ratio was 1.8 at September 30, 2018 and 1.9 June 30, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $186.3 million at September 30, 2018 and $108.7 million at June 30, 2018.

Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended September 30, 2018 was 68 days, which increased from the quarter ended June 30, 2018 and the quarter ended September 30, 2017. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
DSO	55	57	60
CAD	15	—	—
PDSOH	67	72	61
APD	69	66	62
CCD	68	63	59
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
The CAD metric is included in the calculation of the CCD metric beginning in the three months ended September 30, 2018 due to the adoption of the New Revenue Guidance on July 1, 2018. Contract assets reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and contract assets.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2019 and 2018.

	Three Months Ended
	September 30
(Amounts in thousands)	2018	2017
Net cash used for operating activities	$(10,013)	$(169)
Net cash used for investing activities	$(4,646)	$(6,066)
Net cash provided by (used for) financing activities	$43,714	$(948)
Cash Flows from Operating Activities
Net cash used for operating activities for the first three months of fiscal year 2019 and for the first three months of fiscal year 2018 was primarily driven by changes in operating assets and liabilities as net income adjusted for non-cash items provided net cash for operating activities. Changes in operating assets and liabilities used $21.7 million of cash in the first three months of fiscal year 2019 and $14.5 million of cash in the first three months of fiscal year 2018.
The cash used of $21.7 million from changes in operating assets and liabilities in the first three months of fiscal year 2019 is largely due to an increase in inventory, which used cash of $25.9 million primarily from a change in customers’ forecasts and to support increased production volumes and open orders, and a decrease to accrued expenses and taxes payable, which used cash of $4.1 million primarily from a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting this usage was an increase in accounts payable, which provided cash of $4.7 million largely resulting from the increased inventory purchases to support increased production volumes.

For the usage of $14.5 million cash from changes in operating assets and liabilities in the first three months of fiscal year 2018, large fluctuations were in our accounts receivable and inventory. An increase in accounts receivable used cash of $4.3 million which primarily resulted from increased sales volumes. An increase in inventory used cash of $19.2 million primarily to support increased production volumes and open orders. Partially offsetting these usages was an increase in accounts payable which provided cash of $12.6 million largely resulting from the increased inventory purchases to support increased production volumes.
Cash Flows from Investing Activities
For the first three months of fiscal years 2019 and 2018, net cash used for investing activities was $4.6 million and $6.1 million, respectively. During the first three months of fiscal year 2019, we reinvested $4.8 million into capital investments for the future primarily for replacement of older machinery and equipment, improvements to our facilities, and machinery and equipment for capacity purposes and to support new business awards. During the first three months of fiscal year 2018, we reinvested $6.1 million into capital investments for the future primarily for machinery and equipment to support new business awards and capacity purposes.
Cash Flows from Financing Activities
For the first three months of fiscal year 2019, net cash provided by financing activities resulted from $51.0 million in borrowings on our primary credit facility, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the current quarter included cash on-hand at September 30, 2018 of $28.0 million to be used to partially fund the GES acquisition that subsequently occurred on October 1, 2018. For the first three months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the borrowings on our primary credit facility for domestic cash needs.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary facility”) that has a maturity date of July 27, 2023 and allows for up to $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.
The proceeds of the loans on the primary credit facility are to be used for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A portion of the credit facility, not to exceed $15 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The interest rate on borrowings is dependent on the type of borrowings.
At September 30, 2018, we had $57.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. At June 30, 2018, we had $6.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used for domestic cash needs, and the borrowings outstanding at September 30, 2018 included $28.0 million of cash on-hand to be used to partially fund the GES acquisition that subsequently occurred on October 1, 2018.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2018.

Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of September 30, 2018, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at September 30, 2018 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2018 or June 30, 2018. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of September 30, 2018 or June 30, 2018. In addition, we maintained an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.7 million at September 30, 2018 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $2.3 million in borrowings outstanding under this Netherlands revolving credit facility as of September 30, 2018 and June 30, 2018. These foreign credit facilities can be canceled at any time by either the bank or us.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2018 and 2017, we sold, without recourse, $60.7 million and $40.7 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $111.3 million at September 30, 2018. We expect to continue to invest in capital expenditures prudently and make investments that will help us develop beyond the EMS market, including through acquisitions such as the GES acquisition that was completed on October 1, 2018. We primarily funded the GES acquisition with proceeds from the amended and restated primary credit facility. See Note 13 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for more information regarding the GES acquisition.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and subsequently began operations. Capacity at this facility will continue to ramp up during the remainder of fiscal year 2019.
At September 30, 2018, our capital expenditure commitments were approximately $2.6 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and improvements to our facilities. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At September 30, 2018, our foreign entities held cash totaling $71.9 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of September 30, 2018, we have recorded provisions related to the deemed repatriation tax of $12.4 million, of which approximately $1.1 million will be paid in the next 12 months with the remaining balance scheduled to be paid through fiscal year 2026. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $60 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $49.9 million of common stock under the Plan through September 30, 2018.
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
Fair Value
During the first quarter of fiscal year 2019, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. At September 30, 2018, the drafts transferred and outstanding totaled $1.2 million. No transferee has exercised their recourse rights against us.
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
Revenue recognition - Kimball Electronics recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services and products. The majority of our revenue is recognized over time as manufacturing services are performed where we manufacture a product with no alternative use and have an enforceable right to payment for performance completed to date. The remaining revenue is recognized when the customer obtains control of the manufactured product. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments of shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales. We recognize sales net of applicable sales or value add taxes. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time revenue is recognized, resulting in a reduction of revenue.
See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance.
There have been no other material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2018. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2018.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, impact related to tariffs and other trade barriers, increased competitive pricing pressures reflecting excess industry capacities, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2018.

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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2) (3)
July 1, 2018 - July 31, 2018	111,961	$19.79	111,961	$13,300,049
August 1, 2018 - August 31, 2018	38,399	$19.73	38,399	$12,542,519
September 1, 2018 - September 30, 2018	126,275	$19.40	126,275	$10,092,363
Total	276,635	$19.61	276,635
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

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 13, 2017, File No. 001-36454)
31.1(a)	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(a)	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(a)	XBRL Instance Document
101.SCH(a)	XBRL Taxonomy Extension Schema Document
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed herewith
(b) In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and 32.2 will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
November 7, 2018

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 7, 2018