Form 10-Q
period 2018-12-31
Kimball Electronics, Inc.
filed 2019-02-07
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 25, 2019 was 25,545,623 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$35,863	$46,428
Receivables, net of allowances of $687 and $482, respectively	189,717	173,559
Contract assets	49,629	—
Inventories	207,006	201,596
Prepaid expenses and other current assets	18,043	15,405
Total current assets	500,258	436,988
Property and Equipment, net of accumulated depreciation of $207,265 and $198,672, respectively	140,283	137,210
Goodwill	10,841	6,191
Other Intangible Assets, net of accumulated amortization of $28,217 and $27,276, respectively	23,727	4,375
Other Assets	25,563	23,994
Total Assets	$700,672	$608,758

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Borrowings under credit facilities	$89,144	$8,337
Accounts payable	197,999	187,788
Accrued expenses	33,846	32,446
Total current liabilities	320,989	228,571
Other Liabilities:
Long-term income taxes payable	11,084	12,361
Other long-term liabilities	16,022	12,299
Total other liabilities	27,106	24,660
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	303,125	304,215
Retained earnings	114,608	99,374
Accumulated other comprehensive loss	(7,478)	(6,899)
Treasury stock, at cost:
Shares: 3,716,000 and 2,898,000, respectively	(57,678)	(41,163)
Total Share Owners’ Equity	352,577	355,527
Total Liabilities and Share Owners’ Equity	$700,672	$608,758

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2018	2017	2018	2017
Net Sales	$284,149	$258,151	$549,769	$511,355
Cost of Sales	263,705	237,230	511,139	470,981
Gross Profit	20,444	20,921	38,630	40,374
Selling and Administrative Expenses	10,232	10,802	21,478	20,732
Other General Income	—	—	(92)	—
Operating Income	10,212	10,119	17,244	19,642
Other Income (Expense):
Interest income	17	18	23	36
Interest expense	(1,090)	(113)	(1,479)	(229)
Non-operating income (expense), net	(520)	562	(691)	1,972
Other income (expense), net	(1,593)	467	(2,147)	1,779
Income Before Taxes on Income	8,619	10,586	15,097	21,421
Provision for Income Taxes	1,504	18,933	2,913	21,288
Net Income (Loss)	$7,115	$(8,347)	$12,184	$133

Earnings (Loss) Per Share of Common Stock:
Basic	$0.27	$(0.31)	$0.46	$—
Diluted	$0.27	$(0.31)	$0.46	$—

Average Number of Shares Outstanding:
Basic	25,993	26,765	26,250	26,812
Diluted	26,036	26,765	26,404	27,007

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2018			December 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$7,115			$(8,347)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,366)	$—	$(1,366)	$1,648	$—	$1,648
Postemployment severance actuarial change	97	(22)	75	118	(43)	75
Derivative gain (loss)	(208)	68	(140)	(445)	278	(167)
Reclassification to (earnings) loss:
Derivatives	(85)	11	(74)	494	(73)	421
Amortization of actuarial change	(117)	28	(89)	(85)	32	(53)
Other comprehensive income (loss)	$(1,679)	$85	$(1,594)	$1,730	$194	$1,924
Total comprehensive income (loss)			$5,521			$(6,423)

	Six Months Ended			Six Months Ended
	December 31, 2018			December 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$12,184			$133
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,024)	$—	$(2,024)	$4,862	$—	$4,862
Postemployment severance actuarial change	310	(74)	236	264	(97)	167
Derivative gain (loss)	1,739	(356)	1,383	(2,042)	597	(1,445)
Reclassification to (earnings) loss:
Derivatives	15	(16)	(1)	504	1	505
Amortization of actuarial change	(228)	55	(173)	(165)	62	(103)
Other comprehensive income (loss)	$(188)	$(391)	$(579)	$3,423	$563	$3,986
Total comprehensive income			$11,605			$4,119

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2018	2017
Cash Flows From Operating Activities:
Net income	$12,184	$133
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	14,007	12,755
Gain on sales of assets	(150)	(17)
Deferred income tax and other deferred charges	(1,473)	3,061
Deferred tax valuation allowance	(445)	—
Stock-based compensation	2,854	2,443
Other, net	(335)	(53)
Change in operating assets and liabilities:
Receivables	282	(2,524)
Contract assets	(6,388)	—
Inventories	(36,635)	(33,874)
Prepaid expenses and other current assets	(765)	1,727
Accounts payable	12,257	22,381
Accrued expenses and taxes payable	213	5,369
Net cash (used for) provided by operating activities	(4,394)	11,401
Cash Flows From Investing Activities:
Capital expenditures	(8,517)	(14,708)
Proceeds from sales of assets	401	107
Payments for acquisitions, net of cash acquired	(43,889)	—
Purchases of capitalized software	(648)	(126)
Other, net	172	10
Net cash used for investing activities	(52,481)	(14,717)
Cash Flows From Financing Activities:
Proceeds from credit facilities	66,000	—
Payments on credit facilities	(10,386)	—
Additional net change in revolving credit facilities	12,398	1,000
Repurchases of common stock	(18,537)	(6,460)
Payments related to tax withholding for stock-based compensation	(1,766)	(1,508)
Debt issuance costs	(445)	—
Net cash provided by (used for) financing activities	47,264	(6,968)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(954)	1,367
Net Decrease in Cash and Cash Equivalents	(10,565)	(8,917)
Cash and Cash Equivalents at Beginning of Period	46,428	44,555
Cash and Cash Equivalents at End of Period	$35,863	$35,638
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,733	$8,795
Interest expense	$1,020	$120

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		12,184			12,184
Other comprehensive income (loss)			(579)		(579)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	2,777				2,777
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,025,000 shares)				(18,692)	(18,692)
Amounts at December 31, 2018	$303,125	$114,608	$(7,478)	$(57,678)	$352,577

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We also offer diversified contract manufacturing services for non-electronic components, medical disposables, and plastics. The Company acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018, which specialize in design, production, and servicing of automation, test, and inspection equipment for the industrial market servicing the semiconductor, electronics, and life sciences industries. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2018 and June 30, 2018, results of operations for the three and six months ended December 31, 2018 and 2017, and cash flows for the six months ended December 31, 2018 and 2017. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2018 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Revenue Recognition:
We recognize revenue in accordance with the new standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments (“New Revenue Guidance”). Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, and medical disposables built to customer’s specifications. Our customer agreements are generally not for a definitive term, but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short-term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate once specific volume thresholds have been met; in these cases, the rebates are accounted for as variable consideration.
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
We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated services and products. Accordingly, we record customer payments of shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales. We recognize sales net of applicable sales or value add taxes. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time revenue is recognized, resulting in a reduction of net revenue.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2018 and 2017, we sold, without recourse, $127.3 million and $81.2 million of accounts receivable, respectively. Factoring fees were $0.4 million and $0.2 million during the three months ended December 31, 2018 and 2017, respectively, and $0.8 million and $0.5 million during the six months ended December 31, 2018 and 2017, respectively.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $1.5 million at December 31, 2018 and $3.8 million at June 30, 2018, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the six months ended December 31, 2018 and 2017 were $1.2 million and $1.9 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the six months ended December 31, 2018 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of certain electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the six months ended December 31, 2017.

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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Foreign currency/derivative gain (loss)	$45	$333	$(655)	$1,394
Gain (loss) on supplemental employee retirement plan investments	(626)	282	(507)	585
Foreign government subsidies	105	—	571	54
Other	(44)	(53)	(100)	(61)
Non-operating income (expense), net	$(520)	$562	$(691)	$1,972
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduced the U.S. corporate statutory tax rate from 35% to 21% effective upon enactment. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. During the three months ended December 31, 2018 and prior to the end of the twelve-month measurement period, the Company recorded favorable adjustments to these provisions of $0.3 million. As of December 31, 2018, the remaining provision recorded for the one-time deemed repatriation tax is $12.1 million, including $11.1 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet.
Tax Reform also subjects U.S. corporations to tax on Global Intangible Low-Taxed Income (“GILTI”), which imposes tax on foreign earnings in excess of a deemed return on tangible assets. As of December 31, 2018, the Company’s estimates indicate it does not have a material liability under the GILTI tax rules. The Company has elected an accounting policy to record any future GILTI related taxes in the period in which they occur.
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both December 31, 2018 and June 30, 2018, the Company has a receivable from Kimball International recorded for $0.5 million, of which $0.4 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.

New Accounting Standards:
Adopted in fiscal year 2019:
In August 2018, the FASB issued guidance on changes to the disclosure requirements for fair value measurement. The new guidance modifies the disclosure requirements on fair value measurement which includes among other changes eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, eliminating the requirement to disclose the policy for timing of transfers between levels, and added a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. We adopted this guidance early, as permitted, in our first quarter of fiscal year 2019. As this guidance only impacts disclosures related to fair value measurement, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
In March 2017, the FASB issued guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the affected employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The update also allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this guidance were to be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. We adopted this guidance in our first quarter of fiscal year 2019. We adopted the guidance on a retrospective basis for the presentation of the service cost component and the other components of the net benefit cost in the income statement. The prior period presentation has been restated. The retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost in the income statement decreased our Operating income and increased our Non-operating income (expense), net by the same amount on our Condensed Consolidated Statements of Income of $106 thousand and $74 thousand for the three months ended December 31, 2018 and 2017, respectively, and $206 thousand and $141 thousand for the six months ended December 31, 2018 and 2017, respectively. There was no effect to Net income or Earnings per share for the retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost. The impact from the prospective adoption for the capitalization of only the service cost component in assets was not material.
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

The effect of the adoption of the New Revenue Guidance on our Condensed Consolidated Balance Sheet as of July 1, 2018, our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2018, and our Condensed Consolidated Balance Sheet as of December 31, 2018, resulting primarily from the change to recognize a majority of our revenue over time as manufacturing services are performed, were as follows:

(Amounts in Thousands) (Unaudited)	Balance at June 30, 2018	Adjustments from Adoption of New Revenue Guidance	Balance at July 1, 2018
ASSETS
Contract assets	$—	$43,241	$43,241
Inventories	201,596	(39,169)	162,427
Other Assets	23,994	(871)	23,123

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	32,446	151	32,597

Retained earnings	99,374	3,050	102,424

	For the Three Months Ended December 31, 2018
(Amounts in Thousands) (Unaudited)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$284,149	$278,139	$6,010
Cost of Sales	263,705	257,920	5,785
Gross Profit	20,444	20,219	225

Operating Income	10,212	9,987	225

Income Before Taxes on Income	8,619	8,394	225
Provision for Income Taxes	1,504	1,444	60
Net Income	$7,115	$6,950	$165

Earnings Per Share of Common Stock
Basic	$0.27	$0.27	$—
Diluted	$0.27	$0.27	$—

	At or For the Six Months Ended December 31, 2018
(Amounts in Thousands) (Unaudited)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$549,769	$543,381	$6,388
Cost of Sales	511,139	505,069	6,070
Gross Profit	38,630	38,312	318

Operating Income	17,244	16,926	318

Income Before Taxes on Income	15,097	14,779	318
Provision for Income Taxes	2,913	2,851	62
Net Income	$12,184	$11,928	$256

Earnings Per Share of Common Stock
Basic	$0.46	$0.45	$0.01
Diluted	$0.46	$0.45	$0.01

Balance Sheet
ASSETS
Contract assets	$49,629	$—	$49,629
Inventories	207,006	252,254	(45,248)
Other Assets	25,563	25,563	—

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	$33,846	$32,771	$1,075

Retained earnings	$114,608	$111,302	$3,306
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

Note 2. Acquisition
On October 1, 2018, the Company completed the acquisition of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”). The acquisition included purchasing substantially all of the assets and assuming certain liabilities of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., GES Infotek Pvt. Ltd., (India), GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., (China), Suzhou Global Equipment Services and Trading Co., Ltd. (China), and acquiring 100% of the capital stock of Global Equipment Services & Manufacturing Vietnam Company Limited.
This acquisition supports the Company’s new platform strategy for expansion and diversification to develop into a multifaceted manufacturing solutions company. GES specializes in production processing and test equipment design, volume contract manufacturing, and global contract services for the semiconductor, electronics, and life sciences industries.
Incremental costs directly related to the acquisition totaled $1.1 million, which were expensed as incurred, including $0.1 million and $0.2 million during the three and six months ended December 31, 2018, respectively, and these costs were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
The GES acquisition was accounted for as a business combination. As of December 31, 2018, the Company has recorded a net adjusted purchase price of $40.1 million which includes reductions for an estimated net working capital adjustment of $7.6 million and $2.3 million for cash acquired. Cash paid, net of cash acquired, is $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. The net working capital adjustment was estimated per the asset purchase agreement and is considered preliminary, therefore the purchase price is not considered final. The acquisition was primarily funded with the Company’s primary credit facility. The Company has determined this acquisition is not a significant subsidiary.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. The goodwill is expected to be deductible for tax purposes. The fair values of the assets acquired and the liabilities assumed presented in these financial statements are preliminary and may differ from the final purchase price allocation after the net working capital adjustment is finalized and as the Company obtains additional information during the measurement period, which will end no later than one year from the acquisition date.

(Amounts in Thousands)	October 1, 2018
Receivables	$19,947
Inventories	8,044
Prepaid expenses and other current assets	1,424
Property and Equipment	9,100
Other Intangible Assets	19,259
Other Assets	553
Goodwill	4,650
Total assets acquired	$62,977

Borrowings under Credit Facilities	$12,843
Accounts payable	5,186
Accrued expenses	940
Other long-term liabilities	3,884
Total liabilities assumed	$22,853
Net assets acquired	$40,124

Income tax liabilities, indirect tax liabilities, and liabilities for unrecognized tax benefits, including interest and penalties, of $4.2 million have been recorded related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited of which $3.9 million is in Other long-term liabilities and $0.3 million is included in Accrued expenses. This reflects management’s best assessment of the estimated taxes, interest, and penalties that are more likely than not to be paid, or for indirect taxes the probable amounts due to the tax authorities, including interest and penalties, under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Included in Receivables is a related indemnification asset of $4.2 million for these estimated tax liabilities. The seller has agreed to indemnify the buyer in the purchase agreements for all taxes allocable to all pre-closing tax periods.
Other Intangible Assets include the estimated fair values for finite-lived intangible assets acquired and are listed in the table below along with their estimated useful lives which are being amortized on a straight-line basis.

(Amounts in Thousands)	Estimated Fair Value	Estimated useful life (years)
Software	$379	3 to 7
Technology	$5,060	5
Trade name	$6,369	10
Customer relationships	$7,451	15
Note 3. Revenue from Contracts with Customers
We recognize revenue in accordance with the New Revenue Guidance. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding our revenue recognition policies and on the adoption of the New Revenue Guidance, including the impact on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income.
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, and medical disposables in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2018.

	Three Months Ended	Six Months Ended
(Amounts in Millions)	December 31, 2018	December 31, 2018
Vertical Markets:
Automotive	$112.4	$218.3
Medical	85.7	167.9
Industrial	62.2	119.6
Public Safety	17.9	35.0
Other	5.9	9.0
Total net sales	$284.1	$549.8
Approximately 69% and 71% of our net sales were recognized over time under the New Revenue Guidance for the three and six months ended December 31, 2018, respectively, as manufacturing services were performed. The remaining sales revenue was primarily recognized when the customer obtained control of the manufactured product under the New Revenue Guidance if the criteria to recognize revenue over time was not met for a specific contract. Revenue recognized for tooling, excess inventory, and other services was not material for the three and six months ended December 31, 2018.

The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheet relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. The Contract assets as of December 31, 2018 of $49.6 million increased from the Contract assets recognized as of the initial adoption of the New Revenue Guidance on July 1, 2018 of $43.2 million as a result of timing differences between revenue recognized and the billings to our customers.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $3.5 million and $1.7 million as of December 31, 2018 and June 30, 2018, respectively.
Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2018	June 30, 2018
Finished products	$5,642	$25,552
Work-in-process	4,770	17,254
Raw materials	196,594	158,790
Total inventory	$207,006	$201,596
As a result of the adoption of the New Revenue Guidance, inventories as of December 31, 2018 have been reduced for the contracts which have been recognized in revenue over time as manufacturing services are performed. Total inventory as of December 31, 2018 is $45.2 million lower than it would have been if we had not adopted the New Revenue Guidance. Inventories as of June 30, 2018 have not been restated and continue to be reported under the accounting guidance in effect at that time. See Note 1 - Business Description and Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers for further information on adoption of the New Revenue Guidance.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(2,024)	1,383	236	(405)
Reclassification to (earnings) loss	—	(1)	(173)	(174)
Net current-period other comprehensive income (loss)	(2,024)	1,382	63	(579)
Balance at December 31, 2018	$(6,381)	$(1,997)	$900	$(7,478)

Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Other comprehensive income (loss) before reclassifications	4,862	(1,445)	167	3,584
Reclassification to (earnings) loss	—	505	(103)	402
Net current-period other comprehensive income (loss)	4,862	(940)	64	3,986
Balance at December 31, 2017	$(2,014)	$(3,728)	$644	$(5,098)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Derivative gain (loss) (1)	$87	$(494)	$(30)	$(504)	Cost of Sales
	(2)	—	15	—	Non-operating income (expense), net
	(11)	73	16	(1)	Benefit (Provision) for Income Taxes
	$74	$(421)	$1	$(505)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	117	85	228	165	Non-operating income (expense), net
	(28)	(32)	(55)	(62)	Benefit (Provision) for Income Taxes
	$89	$53	$173	$103	Net of Tax
Total reclassifications for the period	$163	$(368)	$174	$(402)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 10 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans. See Note 1 - Business Description and Significant Accounting Policies for further information on the restatement of the prior period presentation in the table above due to the adoption of new guidance issued by the FASB.
Note 6. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of December 31, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2018 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At December 31, 2018, the drafts transferred and outstanding totaled $0.6 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2018	2017
Product warranty liability at the beginning of the period	$656	$593
Additions to warranty accrual (including changes in estimates)	66	186
Settlements made (in cash or in kind)	(39)	(79)
Product warranty liability at the end of the period	$683	$700
Note 7. Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

Recurring Fair Value Measurements:
As of December 31, 2018 and June 30, 2018, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,110	$—	$1,110
Derivatives: foreign exchange contracts	—	2,269	2,269
Trading securities: mutual funds held in nonqualified SERP	8,543	—	8,543
Total assets at fair value	$9,653	$2,269	$11,922
Liabilities
Derivatives: foreign exchange contracts	$—	$704	$704
Total liabilities at fair value	$—	$704	$704

	June 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,099	$—	$1,099
Derivatives: foreign exchange contracts	—	1,713	1,713
Trading securities: mutual funds held in nonqualified SERP	8,769	—	8,769
Total assets at fair value	$9,868	$1,713	$11,581
Liabilities
Derivatives: foreign exchange contracts	$—	$1,867	$1,867
Total liabilities at fair value	$—	$1,867	$1,867
We had no level 3 assets or liabilities measured at fair value during the six months ended December 31, 2018.
Nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball Electronics’ obligation to distribute SERP funds to participants. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2018. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.
The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

Note 8. Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2018, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $31.4 million and to hedge currencies against the Euro in the aggregate notional amount of $78.5 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2018, we estimate that approximately $0.2 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2018 and June 30, 2018.

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2018	June 30, 2018	Balance Sheet Location	December 31, 2018	June 30, 2018
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,116	$758	Accrued expenses	$595	$1,857

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,153	955	Accrued expenses	109	10
Total derivatives		$2,269	$1,713		$704	$1,867

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(208)	$(445)	$1,739	$(2,042)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2018	2017	2018	2017
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$87	$(494)	$(30)	$(504)
Foreign exchange contracts	Non-operating income (expense)	(1)	—	10	—
Total		$86	$(494)	$(20)	$(504)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(1)	$—	$5	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$928	$(263)	$1,492	$(1,081)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,013	$(757)	$1,477	$(1,585)

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The (decrease)/increase in net unrealized holding gains for the six months ended December 31, 2018 and 2017 was, in thousands, $(729) and $480, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2018	June 30, 2018
SERP investments - current asset	$303	$294
SERP investments - other long-term asset	8,240	8,475
Total SERP investments	$8,543	$8,769

SERP obligation - current liability	$303	$294
SERP obligation - other long-term liability	8,240	8,475
Total SERP obligation	$8,543	$8,769
Note 10. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the six months ended December 31, 2018 and 2017. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 11. Stock Compensation Plans
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

During the first six months of fiscal year 2019, the following stock compensation was awarded under the Plan and the Deferral Plan.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	192,868	$20.05

Unrestricted shares (3)	2nd Quarter	4,236	$17.69

Deferred share units (Director compensation) (4)	2nd Quarter	32,758	$17.40

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
(3) Unrestricted shares were awarded to a non-employee member of the Company’s Board of Directors as compensation for the portion of director’s annual retainer fees as a result of the directors’ election to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares were also awarded to a key employee which were expensed immediately. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
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

Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2018
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Goodwill Acquired	4,650
Balance as of December 31, 2018
Goodwill	23,667
Accumulated impairment	(12,826)
Goodwill, net	$10,841

During the second quarter of fiscal year 2019, we acquired $4.7 million in goodwill resulting from the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
A summary of other intangible assets subject to amortization is as follows:

	December 31, 2018			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$31,895	$26,613	$5,282	$30,484	$26,154	$4,330
Customer Relationships	8,618	1,313	7,305	1,167	1,122	45
Technology	5,060	132	4,928	—	—	—
Trade Name	6,371	159	6,212	—	—	—
Other Intangible Assets	$51,944	$28,217	$23,727	$31,651	$27,276	$4,375
During the three months ended December 31, 2018 and December 31, 2017, amortization expense of other intangible assets was, in thousands, $720 and $221, respectively. Amortization expense of other intangible assets during the six months ended December 31, 2018 and December 31, 2017 was, in thousands, $945 and $441, respectively.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 13. Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On November 8, 2018, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time.
During the six months ended December 31, 2018, the Company repurchased $18.7 million of common stock at an average price of $18.23 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $63.2 million of common stock under the Plan at an average cost of $14.97 per share.

Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Basic and Diluted Earnings Per Share:
Net Income (Loss)	$7,115	$(8,347)	$12,184	$133
Less: Net Income allocated to participating securities	7	—	9	—
Net Income (Loss) allocated to common Share Owners	$7,108	$(8,347)	$12,175	$133

Basic weighted average common shares outstanding	25,993	26,765	26,250	26,812
Dilutive effect of average outstanding performance shares	24	—	136	191
Dilutive effect of average outstanding deferred stock units	19	—	18	4
Dilutive weighted average shares outstanding	26,036	26,765	26,404	27,007

Earnings (Loss) Per Share of Common Stock:
Basic	$0.27	$(0.31)	$0.46	$—
Diluted	$0.27	$(0.31)	$0.46	$—
For the three months ended December 31, 2017, all outstanding stock compensation awards were antidilutive, as a result of the net loss recognized for the period, and were excluded from the dilutive calculation, including 290,000 average outstanding performance shares and 15,000 average outstanding unvested deferred stock units. The net loss in the three months ended December 31, 2017 was not allocated to participating securities as the holders have no requirements to fund losses. For the three and six months ended December 31, 2018 and for the six months ended December 31, 2017, all outstanding stock compensation awards were dilutive and were included in the dilutive calculation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets. We also offer diversified contract manufacturing services for non-electronic components, medical disposables, and plastics. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service. In 2018, we were recognized for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2018 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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

We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. One such trend that the EMS industry is experiencing is component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We are taking various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from the recently imposed and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced via China, may adversely affect the competitiveness of our domestic operations.
The 2018 edition of The Worldwide Electronics Manufacturing Services Market, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2022. NVR projects worldwide electronics assembly value to grow at a compound annual growth rate (“CAGR”) of 7.5% over the next five years, with the automotive, medical, and industrial markets projected to grow at a CAGR of 8.3%, 6.2%, and 5.9%, respectively.
Our overall expectation for the EMS market is moderate growth with mixed demand. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our current goal is to grow at an 8% annual organic growth rate.
The automotive end market continues to benefit from the trend of increasing electronic content that is placed in automobiles.  The China automotive market has experienced a slowdown when compared to the past several quarters, likely related to tighter credit from increased government regulation on consumer lending practices in China in addition to the continued trade tensions between the United States and China. The North America and Europe automotive markets remain stable. In the industrial market, growth was driven in large part from the sales of our recent acquisition completed on October 1, 2018, discussed in further detail below, in addition to increased end market demand for climate control products.  Overall in the public safety market, we have experienced mixed demand and may continue to see demand fluctuations as we wind down our International Traffic in Arms Regulations (“ITAR”) compliance programs and turn our focus to growth in our non-defense related business. In the medical market, growth was driven largely from an overall strengthening of the market in addition to continued ramp-up of certain new program launches.  We continue to monitor the current economic environment and its potential impact on our customers.
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
As discussed in Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements, we completed the acquisition of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018. The GES acquisition supports our new platform strategy for expansion and diversification to develop into a multifaceted manufacturing solutions company. GES specializes in production processing and test equipment design, volume contract manufacturing, and global contract services for the semiconductor, electronics, and life sciences industries. GES has business operations in China, India, Japan, the United States, and Vietnam. The operating results of this acquisition are included in our consolidated financial statements as of the acquisition date.
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
We continue to maintain a strong balance sheet, which included no long-term debt and Share Owners’ equity of $353 million at December 31, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $136.8 million at December 31, 2018. During the quarter ended September 30, 2018, we amended and restated our primary credit facility, which now allows for $150 million in borrowings, with an option to increase the amount available for borrowings to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.

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

	Six Months Ended
	December 31
Customer Service Years	2018	2017
More than 10 Years
% of Net Sales	77%	55%
# of Customers	30	27
5 to 10 Years
% of Net Sales	9%	34%
# of Customers	16	19
Less than 5 Years
% of Net Sales	14%	11%
# of Customers	29	30
Total
% of Net Sales	100%	100%
# of Customers	75	76

•	Globalization continues to reshape not only the industries in which we operate but also for our key customers, suppliers, and competitors.

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

Financial Overview

	At or for the Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2018	as a % of Net Sales	2017	as a % of Net Sales	% Change
Net Sales	$284.1		$258.2		10%
Gross Profit	$20.4	7.2%	$20.9	8.1%	(2)%
Selling and Administrative Expenses	$10.2	3.6%	$10.8	4.2%	(5)%
Operating Income (1)	$10.2	3.6%	$10.1	3.9%	1%
Provision for Income Taxes	$1.5		$18.9
Net Income (Loss)	$7.1		$(8.3)
Diluted Earnings (Loss) per Share	$0.27		$(0.31)
Open Orders	$321.5		$241.7		33%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2018	as a % of Net Sales	2017	as a % of Net Sales	% Change
Net Sales	$549.8		$511.4		8%
Gross Profit	$38.6	7.0%	$40.4	7.9%	(4)%
Selling and Administrative Expenses	$21.5	3.9%	$20.7	4.1%	4%
Other General Income	$0.1		$—
Operating Income (1)	$17.2	3.1%	$19.6	3.8%	(12)%
Provision for Income Taxes	$2.9		$21.3
Net Income	$12.2		$0.1
Diluted Earnings per Share	$0.46		$—
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

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Automotive	$112.4	$116.4	(3)%	$218.3	$218.4	—%
Medical	85.7	72.9	18%	167.9	149.1	13%
Industrial	62.2	52.0	20%	119.6	106.8	12%
Public Safety	17.9	13.8	29%	35.0	31.0	13%
Other	5.9	3.1	92%	9.0	6.1	46%
Total Net Sales	$284.1	$258.2	10%	$549.8	$511.4	8%

Second quarter and year-to-date fiscal year 2019 consolidated net sales increased compared to the second quarter and year-to-date period of fiscal year 2018 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. Sales generated from the GES acquisition and the impact from the adoption of new revenue recognition guidance each favorably impacted sales by 2% during the second quarter of fiscal year 2019, which were partially offset by a 1% unfavorable foreign exchange fluctuation. For the year-to-date period of fiscal year 2019, sales generated from the GES acquisition and the impact from the adoption of new revenue recognition guidance each favorably impacted sales by 1%.
As of July 1, 2018, the Company adopted the new accounting guidance for Revenue from Contracts with Customers. Under the new guidance, a majority of our sales revenue will be recognized over time as manufacturing services are performed. This represents a change from our previous revenue recognition pattern as revenue was historically recognized at a point in time when title and risk of loss passed to the customer according to the terms of the contract. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance.
By end market vertical, sales to customers in the medical, industrial, and public safety end markets increased in the second quarter of fiscal year 2019 over the second quarter of fiscal year 2018, while sales to customers in the automotive market declined in the second quarter of fiscal year 2019 over the second quarter of fiscal year 2018 and remained relatively flat for year-to-date fiscal year 2019 when compared to the same period in the prior year. Sales generated from the GES acquisition are included in the industrial end market vertical.
Sales to customers in the automotive market declined slightly in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 as stronger demand in North America partially offset declines in China and, to a lesser extent, Europe. Sales to customers in the medical market experienced double-digit sales growth in the second quarter and year-to-date period of fiscal year 2019 compared to the second quarter and year-to-date period of fiscal year 2018 primarily due to the continued ramp-up of certain product launches and increased demand for existing products. Sales to customers in the industrial market improved with double-digit sales growth in the second quarter and year-to-date period of the current fiscal year when compared to the second quarter and year-to-date period of fiscal year 2018 from both sales generated through the recent GES acquisition and increased end market demand for climate control products. Sales to customers in the public safety market also experienced double-digit sales growth in the second quarter and year-to-date period of fiscal year 2019 compared to the second quarter and year-to-date period of fiscal year 2018 from new program launches and fluctuating demand for existing products.
A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Philips	14%	13%	15%	14%
ZF	11%	14%	12%	14%
Nexteer Automotive	12%	13%	11%	12%
Open orders were up 33% as of December 31, 2018 compared to December 31, 2017 as open orders in the automotive and medical markets increased, more than offsetting a decline in open orders in the industrial and public safety markets. Open orders from the GES acquisition are included in the industrial market. Open orders in the automotive market significantly increased, which in part is due to new product introductions. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of December 31, 2018 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Second quarter fiscal year 2019 gross profit as a percent of net sales declined when compared to the second quarter of fiscal year 2018 primarily due to unfavorable product mix, higher material costs partly due to component shortages, and the unfavorable impact to gross profit from the low seasonality of our recent acquisition. Year-to-date fiscal year 2019 gross profit as a percent of net sales declined when compared to year-to-date fiscal year 2018 primarily due to unfavorable product mix, higher material costs due to component shortages, the unfavorable impact to gross profit from the low seasonality of our recent acquisition, and higher domestic healthcare costs.

Selling and administrative expenses decreased as a percent of net sales and in absolute dollars in the second quarter of fiscal year 2019 when compared to the second quarter of fiscal year 2018. The current quarter selling and administrative expenses decreased primarily from a reduction in the fair value of the liability for the supplemental employee retirement plan (“SERP”) and lower incentive-based compensation. The decrease was partially offset by higher salary and related payroll costs and higher amortization expense directly resulting from the finite-lived intangible assets acquired in the GES acquisition. The revaluation of the SERP liability is exactly offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
For the first half of fiscal year 2019, selling and administrative expenses increased in absolute dollars when compared to the first half of fiscal year 2018 primarily from higher salary and related payroll costs, higher consulting fees for information systems and human resource strategic planning, and higher amortization expense directly resulting from the finite-lived intangible assets acquired in the GES acquisition. This increase was partially offset by lower profit sharing incentive bonus expense and lower expense from the supplemental employee retirement plan (“SERP”).
Other General Income in the first six months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first six months of fiscal year 2018.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Interest income	$17	$18	$23	$36
Interest expense	(1,090)	(113)	(1,479)	(229)
Foreign currency/derivative gain (loss)	45	333	(655)	1,394
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	(626)	282	(507)	585
Foreign government subsidies	105	—	571	54
Other	(44)	(53)	(100)	(61)
Other income (expense), net	$(1,593)	$467	$(2,147)	$1,779
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
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2018		December 31, 2017
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$7,843	13.3%	$3,308	515.0%
Foreign	7,254	25.8%	18,113	23.5%
Total	$15,097	19.3%	$21,421	99.4%
In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States which lowered the U.S. corporate statutory tax rate from 35% to 21%. When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first six months of fiscal year 2019 were favorably impacted by adjustments to provisions related to Tax Reform prior to the end of the measurement period, discrete income tax adjustments related to the U.S. research and development tax credit, the excess tax benefit on stock-based compensation granted during the period, and provision to return adjustments.

For the first six months of fiscal year 2018, the domestic effective tax rate and the consolidated effective tax rate for the first six months of fiscal year 2018 were unfavorably impacted by Tax Reform as we recorded income tax expense of approximately $12.8 million for the deemed repatriation tax and income tax expense of approximately $3.8 million for the revaluation of our net deferred tax assets, which were both treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017. The Company considered these provisional recorded amounts to be reasonable estimates as of December 31, 2017. Items partially offsetting the unfavorable impact from Tax Reform on the effective tax rate included the discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the six months ended December 31, 2017, which was recognized in accordance with the new accounting standard for share-based payment transactions, and the high mix of earnings in foreign jurisdictions that have generally lower statutory rates than the United States. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on Tax Reform.
Comparing the balance sheet as of December 31, 2018 to June 30, 2018, the adoption of the New Revenue Guidance on July 1, 2018 and the GES acquisition impacted several balances. Receivables increased $16.2 million primarily due to the GES acquisition. Contract assets, which have a balance of $49.6 million at December 31, 2018, reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Our inventory balance increased $5.4 million as a result of changes in customers’ forecasts, increased production volumes, and additions from the GES acquisition, which more than offset a reduction in our inventory balance of $45.2 million related to the adoption of the New Revenue Guidance. Goodwill has increased $4.7 million due to the GES acquisition, and the Other Intangibles, net have increased $19.4 million primarily from the finite-lived intangibles acquired in the GES acquisition. Borrowings under credit facilities increased $80.8 million largely from short-term borrowings under the U.S. primary credit facility, which were used to finance the GES acquisition in addition to domestic cash needs. Accounts payable increased $10.2 million primarily from the GES acquisition and the increased inventory purchases. The increase in Retained earnings included an increase of $3.1 million from the cumulative effect of adoption of the New Revenue Guidance. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and Note 2 - Acquisition for more detail on the GES acquisition.
Liquidity and Capital Resources
Working capital at December 31, 2018 was $179.3 million compared to working capital of $208.4 million at June 30, 2018. The current ratio was 1.6 at December 31, 2018 and 1.9 June 30, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $136.8 million at December 31, 2018 and $108.7 million at June 30, 2018.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended December 31, 2018 was 76 days, which increased from the quarter ended June 30, 2018 and the quarter ended December 31, 2017. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	December 31, 2018	June 30, 2018	December 31, 2017
DSO	58	57	62
CAD	14	—	—
PDSOH	72	72	66
APD	68	66	68
CCD	76	63	60

We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
The CAD metric is included in the calculation of the CCD metric beginning in fiscal year 2019 due to the adoption of the New Revenue Guidance on July 1, 2018. Contract assets reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and contract assets.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2019 and 2018.

	Six Months Ended
	December 31
(Amounts in thousands)	2018	2017
Net cash (used for) provided by operating activities	$(4,394)	$11,401
Net cash used for investing activities	$(52,481)	$(14,717)
Net cash provided by (used for) financing activities	$47,264	$(6,968)
Cash Flows from Operating Activities
Net cash used for operating activities for the first six months of fiscal year 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Net cash provided by operating activities in the first six months of fiscal year 2018 was primarily driven by adjustments to net income for non-cash items, including the adjustment for income tax expense resulting from Tax Reform reflected in Deferred income tax and other deferred charges and Accrued expenses and taxes payable on the Condensed Consolidated Statement of Cash Flows, partially offset by the remaining changes in working capital balances. Changes in operating assets and liabilities used $31.0 million of cash in the first six months of fiscal year 2019 and $6.9 million of cash in the first six months of fiscal year 2018.
The cash used of $31.0 million from changes in operating assets and liabilities in the first six months of fiscal year 2019 is largely due to an increase in inventory, which used cash of $36.6 million primarily to support increased production volumes and open orders, from a change in customers’ forecasts, and from additional purchases to help mitigate the potential impact from component shortages. Partially offsetting this usage was an increase in accounts payable, which provided cash of $12.3 million largely resulting from the increased inventory purchases to support increased production volumes.
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
Cash Flows from Investing Activities
For the first six months of fiscal years 2019 and 2018, net cash used for investing activities was $52.5 million and $14.7 million, respectively. During the first six months of fiscal year 2019, we invested $43.9 million for the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the preliminary purchase price allocation to assets acquired and liabilities assumed for this acquisition. Also during the first six months of fiscal years 2019, we reinvested $9.2 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards, replacement of older machinery and equipment, and improvements to our facilities. During the first six months of fiscal year 2018, we reinvested $14.8 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards.

Cash Flows from Financing Activities
For the first six months of fiscal year 2019, net cash provided by financing activities of $47.3 million resulted from net borrowings on our primary credit facility of $78.4 million, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the first half of fiscal year 2019 were used to primarily fund the GES acquisition that occurred on October 1, 2018 in addition to other domestic cash needs. Also included in the financing activities for the first half of fiscal year 2019 were $10.4 million of payments on the Vietnam credit facility that was assumed with the GES acquisition. For the first six months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the increased borrowings on our primary credit facility for domestic cash needs.
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
At December 31, 2018, we had $84.4 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The short-term borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At June 30, 2018, we had $6.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2018.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of December 31, 2018, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at December 31, 2018 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2018 or June 30, 2018. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of December 31, 2018 or June 30, 2018. In addition, we maintained an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at December 31, 2018 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $2.3 million in borrowings outstanding under this Netherlands revolving credit facility as of December 31, 2018 and June 30, 2018. During the first half of fiscal year 2019, we established an uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to $15 million Euro (approximately $17.2 million at December 31, 2018 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. At December 31, 2018, we had no borrowings outstanding under this credit facility. These foreign credit facilities can be canceled at any time by either the bank or us.
As of December 31, 2018, we had $2.4 million borrowings outstanding under a credit facility assumed with the GES acquisition. The credit facility was used for working capital needs for the Vietnam operation. The balance we assumed on this credit facility as part of the acquisition was $12.8 million, and we have subsequently repaid $10.4 million on this credit facility during the quarter ended December 31, 2018. These amounts relating to this credit facility are not included in short-term liquidity available of $136.8 million at December 31, 2018 as the Company intends to pay the remaining balance on this credit facility by March 31, 2019, as agreed upon with the lenders and administrative agent of the U.S. primary credit facility. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the GES acquisition.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2018 and 2017, we sold, without recourse, $127.3 million and $81.2 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities, excluding the Vietnam credit facility, totaled $100.9 million at December 31, 2018. We expect to continue to invest in capital expenditures prudently and make investments that will help us develop beyond the EMS market, including through acquisitions.
The GES acquisition was accounted for as a business combination. As of December 31, 2018, the Company has recorded a net adjusted purchase price of $40.1 million which includes reductions for an estimated net working capital adjustment of $7.6 million and $2.3 million for cash acquired. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable has been recognized for $3.8 million. The net working capital adjustment was estimated per the agreement and is considered preliminary, therefore the purchase price is not considered final.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and subsequently began operations. Capacity at this facility will continue to ramp up during the remainder of fiscal year 2019.
At December 31, 2018, our capital expenditure commitments were approximately $4.3 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and improvements to our facilities. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At December 31, 2018, our foreign entities held cash totaling $34.1 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of December 31, 2018, we have recorded provisions related to the deemed repatriation tax of $12.1 million, of which approximately $1.0 million will be paid in the next 12 months with the remaining balance scheduled to be paid through fiscal year 2026. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On November 8, 2018, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $63.2 million of common stock under the Plan through December 31, 2018.
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
Fair Value
During the second quarter of fiscal year 2019, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. At December 31, 2018, the drafts transferred and outstanding totaled $0.6 million. No transferee has exercised their recourse rights against us.
We also have standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the banker’s acceptance drafts and Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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
See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability over an entire year.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2) (3) (4)
October 1, 2018 - October 31, 2018	231,995	$18.89	231,995	$5,710,114
November 1, 2018 - November 30, 2018	272,811	$17.92	272,811	$20,822,122
December 1, 2018 - December 31, 2018	243,942	$16.39	243,942	$16,824,202
Total	748,748	$17.72	748,748
(1) On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock.
(2) On September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date.
(3) On August 23, 2017, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date.
(4) On November 8, 2018, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date, which brings the total amount of stock repurchases authorized under the Plan to $80 million.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1(b)
Amendment Number One to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of July 12, 2018

2.2(b)(d)
Amendment Number Two to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of September 14, 2018

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
(d) A schedule has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will supplementally furnish the omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
February 7, 2019

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 7, 2019