Form 10-Q
period 2019-03-31
Kimball Electronics, Inc.
filed 2019-05-08
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	KE	The NASDAQ Stock Market LLC

The number of shares outstanding of the Registrant’s common stock as of April 23, 2019 was 25,418,807 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$47,150	$46,428
Receivables, net of allowances of $317 and $482, respectively	225,775	173,559
Contract assets	52,222	—
Inventories	213,200	201,596
Prepaid expenses and other current assets	23,893	15,405
Total current assets	562,240	436,988
Property and Equipment, net of accumulated depreciation of $211,681 and $198,672, respectively	140,560	137,210
Goodwill	11,409	6,191
Other Intangible Assets, net of accumulated amortization of $29,063 and $27,276, respectively	23,038	4,375
Other Assets	24,633	23,994
Total Assets	$761,880	$608,758

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$35,544	$8,337
Accounts payable	209,819	187,788
Accrued expenses	39,385	32,446
Total current liabilities	284,748	228,571
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	—
Long-term income taxes payable	10,937	12,361
Other long-term liabilities	15,220	12,299
Total other liabilities	117,657	24,660
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	304,515	304,215
Retained earnings	126,457	99,374
Accumulated other comprehensive loss	(9,080)	(6,899)
Treasury stock, at cost:
Shares: 4,011,000 and 2,898,000, respectively	(62,417)	(41,163)
Total Share Owners’ Equity	359,475	355,527
Total Liabilities and Share Owners’ Equity	$761,880	$608,758

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2019	2018	2019	2018
Net Sales	$313,454	$283,938	$863,223	$795,293
Cost of Sales	286,900	261,057	798,039	732,038
Gross Profit	26,554	22,881	65,184	63,255
Selling and Administrative Expenses	12,057	11,751	33,535	32,483
Other General Income	—	—	(92)	—
Operating Income	14,497	11,130	31,741	30,772
Other Income (Expense):
Interest income	19	14	42	50
Interest expense	(1,165)	(140)	(2,644)	(369)
Non-operating income (expense), net	1,323	2,125	632	4,097
Other income (expense), net	177	1,999	(1,970)	3,778
Income Before Taxes on Income	14,674	13,129	29,771	34,550
Provision for Income Taxes	2,825	2,294	5,738	23,582
Net Income	$11,849	$10,835	$24,033	$10,968

Earnings Per Share of Common Stock:
Basic	$0.46	$0.41	$0.92	$0.41
Diluted	$0.46	$0.40	$0.92	$0.41

Average Number of Shares Outstanding:
Basic	25,479	26,714	25,993	26,779
Diluted	25,568	26,846	26,181	27,006

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$11,849			$10,835
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,693)	$—	$(1,693)	$2,699	$—	$2,699
Tax Reform impact	—	—	—	—	49	49
Postemployment severance actuarial change	61	(15)	46	134	(49)	85
Derivative gain (loss)	748	(161)	587	1,009	(321)	688
Reclassification to (earnings) loss:
Derivatives	(561)	110	(451)	457	(57)	400
Amortization of actuarial change	(120)	29	(91)	(93)	41	(52)
Other comprehensive income (loss)	$(1,565)	$(37)	$(1,602)	$4,206	$(337)	$3,869
Total comprehensive income			$10,247			$14,704

	Nine Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$24,033			$10,968
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,717)	$—	$(3,717)	$7,561	$—	$7,561
Tax Reform impact	—	—	—	—	49	49
Postemployment severance actuarial change	371	(89)	282	398	(146)	252
Derivative gain (loss)	2,487	(517)	1,970	(1,033)	276	(757)
Reclassification to (earnings) loss:
Derivatives	(546)	94	(452)	961	(56)	905
Amortization of actuarial change	(348)	84	(264)	(258)	103	(155)
Other comprehensive income (loss)	$(1,753)	$(428)	$(2,181)	$7,629	$226	$7,855
Total comprehensive income			$21,852			$18,823

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2019	2018
Cash Flows From Operating Activities:
Net income	$24,033	$10,968
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	21,487	19,579
Gain on sales of assets	(6)	(17)
Deferred income tax and other deferred charges	(1,846)	2,793
Deferred tax valuation allowance	(410)	—
Stock-based compensation	4,261	3,867
Other, net	(278)	236
Change in operating assets and liabilities:
Receivables	(37,399)	(18,193)
Contract assets	(8,981)	—
Inventories	(43,786)	(47,049)
Prepaid expenses and other current assets	(4,560)	3,388
Accounts payable	24,339	36,011
Accrued expenses and taxes payable	4,166	9,305
Net cash (used for) provided by operating activities	(18,980)	20,888
Cash Flows From Investing Activities:
Capital expenditures	(15,238)	(21,505)
Proceeds from sales of assets	467	218
Payments for acquisitions, net of cash acquired	(43,889)	—
Purchases of capitalized software	(792)	(567)
Other, net	(12)	31
Net cash used for investing activities	(59,464)	(21,823)
Cash Flows From Financing Activities:
Proceeds from credit facilities	91,500	—
Payments on credit facilities	(12,843)	—
Additional net change in revolving credit facilities	27,300	6,250
Repurchases of common stock	(23,431)	(6,460)
Payments related to tax withholding for stock-based compensation	(1,766)	(1,508)
Debt issuance costs	(445)	—
Net cash provided by (used for) financing activities	80,315	(1,718)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,149)	2,342
Net Increase (Decrease) in Cash and Cash Equivalents	722	(311)
Cash and Cash Equivalents at Beginning of Period	46,428	44,555
Cash and Cash Equivalents at End of Period	$47,150	$44,244
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,453	$12,305
Interest expense	$1,765	$281

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2018	$303,125	$114,608	$(7,478)	$(57,678)	$352,577
Net income		11,849			11,849
Other comprehensive income (loss)			(1,602)		(1,602)
Compensation expense related to stock compensation plans	1,390				1,390
Repurchase of Common Stock (295,000 shares)				(4,739)	(4,739)
Amounts at March 31, 2019	$304,515	$126,457	$(9,080)	$(62,417)	$359,475

Amounts at December 31, 2017	$301,441	$82,804	$(5,098)	$(38,071)	$341,076
Net income		10,835			10,835
Other comprehensive income			3,869		3,869
Cumulative effect of accounting change		(49)			(49)
Compensation expense related to stock compensation plans	1,387				1,387
Amounts at March 31, 2018	$302,828	$93,590	$(1,229)	$(38,071)	$357,118

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		24,033			24,033
Other comprehensive income (loss)			(2,181)		(2,181)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	4,167				4,167
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,320,000 shares)				(23,431)	(23,431)
Amounts at March 31, 2019	$304,515	$126,457	$(9,080)	$(62,417)	$359,475

Amounts at June 30, 2017	$302,483	$82,671	$(9,084)	$(33,798)	$342,272
Net income		10,968			10,968
Other comprehensive income			7,855		7,855
Cumulative effect of accounting change		(49)			(49)
Issuance of non-restricted stock (8,000 shares)	65			90	155
Compensation expense related to stock compensation plans	3,751				3,751
Performance share issuance (174,000 shares)	(3,471)			1,963	(1,508)
Repurchase of Common Stock (325,000 shares)				(6,326)	(6,326)
Amounts at March 31, 2018	$302,828	$93,590	$(1,229)	$(38,071)	$357,118

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We have been producing safety critical electronic assemblies for our automotive customers for over 30 years. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, and plastics. The Company acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018, which specialize in production processing and test equipment design, volume contract manufacturing, and global contract services for industrial applications in the semiconductor, electronics, and life sciences industries. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2019 and June 30, 2018, results of operations for the three and nine months ended March 31, 2019 and 2018, cash flows for the nine months ended March 31, 2019 and 2018, and share owners’ equity for the three and nine months ended March 31, 2019 and 2018. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2018 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2019 and 2018, we sold, without recourse, $191.0 million and $120.1 million of accounts receivable, respectively. Factoring fees were $0.4 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively, and $1.3 million and $0.8 million during the nine months ended March 31, 2019 and 2018, respectively.
The Company’s China operation, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $2.7 million at March 31, 2019 and $3.8 million at June 30, 2018, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2019 and 2018 were $2.3 million and $4.0 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the nine months ended March 31, 2019 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of certain electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the nine months ended March 31, 2018.

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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Foreign currency/derivative gain	$746	$2,093	$91	$3,487
Gain on supplemental employee retirement plan investments	606	21	99	606
Foreign government subsidies	9	—	580	54
Other	(38)	11	(138)	(50)
Non-operating income (expense), net	$1,323	$2,125	$632	$4,097
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduced the U.S. corporate statutory tax rate from 35% to 21% effective upon enactment. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. During the current fiscal year, the Company recorded favorable adjustments to these provisions of $0.3 million, which were recorded within the twelve-month measurement period ended December 31, 2018. As of March 31, 2019, the remaining provision recorded for the one-time deemed repatriation tax is $11.9 million, including $10.9 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet.
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
The Company entered into a Tax Matters Agreement with Kimball International, Inc. (our “former Parent”) that governs the Company’s rights and obligations after the spin-off from former Parent on October 31, 2014 with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of both March 31, 2019 and June 30, 2018, the Company has a receivable from Kimball International recorded for $0.5 million, of which $0.4 million is a long-term receivable, and was recorded in Other Assets on the Condensed Consolidated Balance Sheets, relating to benefits from domestic research and development tax credits.

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
In March 2017, the FASB issued guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the affected employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The update also allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this guidance were to be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. We adopted this guidance in our first quarter of fiscal year 2019. We adopted the guidance on a retrospective basis for the presentation of the service cost component and the other components of the net benefit cost in the income statement. The prior period presentation has been restated. The retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost in the income statement decreased our Operating income and increased our Non-operating income (expense), net by the same amount on our Condensed Consolidated Statements of Income of $110 thousand and $81 thousand for the three months ended March 31, 2019 and 2018, respectively, and $316 thousand and $222 thousand for the nine months ended March 31, 2019 and 2018, respectively. There was no effect to Net income or Earnings per share for the retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost. The impact from the prospective adoption for the capitalization of only the service cost component in assets was not material.
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

The effect of the adoption of the New Revenue Guidance on our Condensed Consolidated Balance Sheet as of July 1, 2018, our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2019, and our Condensed Consolidated Balance Sheet as of March 31, 2019, resulting primarily from the change to recognize a majority of our revenue over time as manufacturing services are performed, were as follows:

(Amounts in Thousands) (Unaudited)	Balance at June 30, 2018	Adjustments from Adoption of New Revenue Guidance	Balance at July 1, 2018
ASSETS
Contract assets	$—	$43,241	$43,241
Inventories	201,596	(39,169)	162,427
Other Assets	23,994	(871)	23,123

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	32,446	151	32,597
Retained earnings	99,374	3,050	102,424

	For the Three Months Ended
	March 31, 2019
(Amounts in Thousands) (Unaudited)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$313,454	$310,861	$2,593
Cost of Sales	286,900	284,784	2,116
Gross Profit	26,554	26,077	477

Operating Income	14,497	14,020	477

Income Before Taxes on Income	14,674	14,197	477
Provision for Income Taxes	2,825	2,732	93
Net Income	$11,849	$11,465	$384

Earnings Per Share of Common Stock
Basic	$0.46	$0.45	$0.01
Diluted	$0.46	$0.45	$0.01

	At or For the Nine Months Ended
	March 31, 2019
(Amounts in Thousands) (Unaudited)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$863,223	$854,242	$8,981
Cost of Sales	798,039	789,853	8,186
Gross Profit	65,184	64,389	795

Operating Income	31,741	30,946	795

Income Before Taxes on Income	29,771	28,976	795
Provision for Income Taxes	5,738	5,583	155
Net Income	$24,033	$23,393	$640

Earnings Per Share of Common Stock
Basic	$0.92	$0.90	$0.02
Diluted	$0.92	$0.89	$0.03

Balance Sheet
ASSETS
Contract assets	$52,222	$—	$52,222
Inventories	213,200	260,605	(47,405)
Other Assets	24,633	24,633	—

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	$39,385	$38,258	$1,127

Retained earnings	$126,457	$122,767	$3,690
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
In February 2016, the FASB issued guidance on leases with subsequent amendments to this new guidance in January 2018, July 2018, and December 2018. The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases and requires additional qualitative and quantitative disclosures. Under the current guidance, only capital leases are recognized on the balance sheet. The new guidance will be effective for our fiscal year 2020 interim and annual financial statements. Early application is permitted. The guidance is to be adopted using a modified retrospective transition method, with the option to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance in the first quarter of fiscal year 2020 using the optional transition method of applying the new guidance at July 1, 2019, and if applicable, recognize a cumulative effect adjustment to the beginning balance of retained earnings in fiscal year 2020. Upon adoption, this new guidance will impact our consolidated financial position by increasing total assets and total liabilities as we recognize right-of-use assets and operating lease liabilities. We are currently evaluating the practical expedients and accounting policy elections as well as the overall impact of the adoption of this guidance on our consolidated financial statements.
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
This acquisition supports the Company’s new platform strategy for expansion and diversification to become a multifaceted manufacturing solutions company. GES specializes in production processing and test equipment design, volume contract manufacturing, and global contract services for industrial applications in the semiconductor, electronics, and life sciences industries.
Incremental costs directly related to the acquisition totaled $1.1 million, which were expensed as incurred, including $0.2 million during the nine months ended March 31, 2019 and these costs were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
The GES acquisition was accounted for as a business combination. As of March 31, 2019, the Company has recorded a net adjusted purchase price of $40.1 million which includes reductions for an estimated net working capital adjustment of $7.6 million and $2.3 million for cash acquired. Cash paid, net of cash acquired, is $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. The net working capital adjustment is estimated per the asset purchase agreement and is considered preliminary, therefore the purchase price is not final. The acquisition was primarily funded with the Company’s primary credit facility. The Company has determined this acquisition is not a significant subsidiary.
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

(Amounts in Thousands)	October 1, 2018
Receivables	$18,955
Inventories	7,850
Prepaid expenses and other current assets	1,424
Property and Equipment	9,100
Other Intangible Assets	19,259
Other Assets	498
Goodwill	5,218
Total assets acquired	$62,304

Borrowings under Credit Facilities	$12,843
Accounts payable	4,113
Accrued expenses	1,340
Other long-term liabilities	3,884
Total liabilities assumed	$22,180
Net assets acquired	$40,124
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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2019.

	Three Months Ended	Nine Months Ended
(Amounts in Millions)	March 31, 2019	March 31, 2019
Vertical Markets:
Automotive	$127.3	$345.6
Medical	99.1	267.0
Industrial	68.0	187.6
Public Safety	15.1	50.1
Other	4.0	12.9
Total net sales	$313.5	$863.2
Approximately 68% and 70% of our net sales were recognized over time under the New Revenue Guidance for the three and nine months ended March 31, 2019, respectively, as manufacturing services were performed. The remaining sales revenue was primarily recognized when the customer obtained control of the manufactured product under the New Revenue Guidance if the criteria to recognize revenue over time was not met for a specific contract. Revenue recognized for tooling, excess inventory, and other services was not material for the three and nine months ended March 31, 2019.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheet relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. The Contract assets as of March 31, 2019 of $52.2 million increased from the Contract assets recognized as of the initial adoption of the New Revenue Guidance on July 1, 2018 of $43.2 million as a result of timing differences between revenue recognized and the billings to our customers.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $6.5 million and $1.7 million as of March 31, 2019 and June 30, 2018, respectively.

Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2019	June 30, 2018
Finished products	$4,263	$25,552
Work-in-process	4,337	17,254
Raw materials	204,600	158,790
Total inventory	$213,200	$201,596
As a result of the adoption of the New Revenue Guidance, inventories as of March 31, 2019 have been reduced for the contracts which have been recognized in revenue over time as manufacturing services are performed. Total inventory as of March 31, 2019 is $47.4 million lower than it would have been if we had not adopted the New Revenue Guidance. Inventories as of June 30, 2018 have not been restated and continue to be reported under the accounting guidance in effect at that time. See Note 1 - Business Description and Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers for further information on adoption of the New Revenue Guidance.
Note 5. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(3,717)	1,970	282	(1,465)
Reclassification to (earnings) loss	—	(452)	(264)	(716)
Net current-period other comprehensive income (loss)	(3,717)	1,518	18	(2,181)
Balance at March 31, 2019	$(8,074)	$(1,861)	$855	$(9,080)

Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Tax Reform impact (1)	—	(81)	130	49
Other comprehensive income (loss) before reclassifications	7,561	(757)	252	7,056
Reclassification to (earnings) loss	—	905	(155)	750
Net current-period other comprehensive income (loss)	7,561	67	227	7,855
Balance at March 31, 2018	$685	$(2,721)	$807	$(1,229)
(1) In the third quarter of fiscal year 2018, the Company adopted a new accounting standard on accounting for the reclassification of certain tax effects from accumulated other comprehensive income related to Tax Reform.

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Derivative gain (loss) (1)	$571	$(457)	$541	$(961)	Cost of Sales
	(10)	—	5	—	Non-operating income (expense), net
	(110)	57	(94)	56	Benefit (Provision) for Income Taxes
	$451	$(400)	$452	$(905)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	120	93	348	258	Non-operating income (expense), net
	(29)	(41)	(84)	(103)	Benefit (Provision) for Income Taxes
	$91	$52	$264	$155	Net of Tax
Total reclassifications for the period	$542	$(348)	$716	$(750)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 9 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans. See Note 1 - Business Description and Significant Accounting Policies for further information on the restatement of the prior period presentation in the table above due to the adoption of new guidance issued by the FASB.
Note 6. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2019 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
The Company’s China operation, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At March 31, 2019, the drafts transferred and outstanding totaled $1.5 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the nine months ended March 31, 2019 and 2018 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2019	2018
Product warranty liability at the beginning of the period	$656	$593
Additions to warranty accrual (including changes in estimates)	40	396
Settlements made (in cash or in kind)	(40)	(135)
Product warranty liability at the end of the period	$656	$854
Note 7. Credit Facilities
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2019	March 31, 2019	June 30, 2018
Primary credit facility (1)	$24.8	$124.8	$6.0
Thailand overdraft credit facility (2)	2.8	—	—
China revolving credit facility (2)	7.5	—	—
Netherlands revolving credit facility (2)	8.1	2.2	2.3
Poland revolving credit facility (3)	16.8	—	—
Total credit facilities	$60.0	$127.0	$8.3
Less: current portion		$(35.5)	$(8.3)
Long-term debt under credit facilities, less current portion (4)		$91.5	$—

(1)
At March 31, 2019, the Company maintains a U.S. primary credit facility (the “primary facility”) dated as of July 27, 2018 and scheduled to mature in July 2023. The primary facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans. The interest rate on borrowings is dependent on the type of borrowings.

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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at March 31, 2019.

(2)
At March 31, 2019, the Company also maintains foreign credit facilities in Thailand, China, and the Netherlands. For more information on these foreign credit facilities, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

(3)
During the current fiscal year, the Company established an uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 15 million Euro that can be drawn in Euro, U.S. dollars, or Polish Zloty. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on December 20, 2019.

(4)
The amount of Long-term debt, less current maturities at March 31, 2019 reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months.

The weighted-average interest rate on the borrowings outstanding under the credit facilities at March 31, 2019 was 4.39%.

Note 8. Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.
Recurring Fair Value Measurements:
As of March 31, 2019 and June 30, 2018, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,116	$—	$1,116
Derivatives: foreign exchange contracts	—	2,578	2,578
Trading securities: mutual funds held in nonqualified SERP	9,030	—	9,030
Total assets at fair value	$10,146	$2,578	$12,724
Liabilities
Derivatives: foreign exchange contracts	$—	$432	$432
Total liabilities at fair value	$—	$432	$432

	June 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,099	$—	$1,099
Derivatives: foreign exchange contracts	—	1,713	1,713
Trading securities: mutual funds held in nonqualified SERP	8,769	—	8,769
Total assets at fair value	$9,868	$1,713	$11,581
Liabilities
Derivatives: foreign exchange contracts	$—	$1,867	$1,867
Total liabilities at fair value	$—	$1,867	$1,867
We had no level 3 assets or liabilities measured at fair value during the nine months ended March 31, 2019.

Nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball Electronics’ obligation to distribute SERP funds to participants. See Note 10 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2018.
The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

Note 9. Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2019, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.0 million and to hedge currencies against the Euro in the aggregate notional amount of 73.3 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2019, we estimate that approximately $0.3 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2019 and June 30, 2018.
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2019	June 30, 2018	Balance Sheet Location	March 31, 2019	June 30, 2018
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,309	$758	Accrued expenses	$432	$1,857

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,269	955	Accrued expenses	—	10
Total derivatives		$2,578	$1,713		$432	$1,867

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$748	$1,009	$2,487	$(1,033)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2019	2018	2019	2018
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$571	$(457)	$541	$(961)
Foreign exchange contracts	Non-operating income (expense)	(10)	—	—	—
Total		$561	$(457)	$541	$(961)

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$5	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,346	$(663)	$2,838	$(1,744)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,907	$(1,120)	$3,384	$(2,705)

Note 10. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The (decrease)/increase in net unrealized holding gains for the nine months ended March 31, 2019 and 2018 was, in thousands, $(158) and $480, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2019	June 30, 2018
SERP investments - current asset	$1,708	$294
SERP investments - other long-term asset	7,322	8,475
Total SERP investments	$9,030	$8,769

SERP obligation - current liability	$1,708	$294
SERP obligation - other long-term liability	7,322	8,475
Total SERP obligation	$9,030	$8,769
Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The net periodic postemployment benefit costs were not material for the nine months ended March 31, 2019 and 2018. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plans
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

During the first nine months of fiscal year 2019, the following stock compensation was awarded under the Plan and the Deferral Plan.

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

Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2018
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Goodwill Acquired	5,218
Balance as of March 31, 2019
Goodwill	24,235
Accumulated impairment	(12,826)
Goodwill, net	$11,409
During the first nine months of fiscal year 2019, we acquired $5.2 million in goodwill resulting from the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

A summary of other intangible assets subject to amortization is as follows:

	March 31, 2019			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,054	$26,854	$5,200	$30,484	$26,154	$4,330
Customer Relationships	8,618	1,378	7,240	1,167	1,122	45
Technology	5,060	513	4,547	—	—	—
Trade Name	6,369	318	6,051	—	—	—
Other Intangible Assets	$52,101	$29,063	$23,038	$31,651	$27,276	$4,375
During the three months ended March 31, 2019 and March 31, 2018, amortization expense of other intangible assets was, in thousands, $855 and $229, respectively. Amortization expense of other intangible assets during the nine months ended March 31, 2019 and March 31, 2018 was, in thousands, $1,800 and $670, respectively.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 14. Share Owners’ Equity
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
During the nine months ended March 31, 2019, the Company repurchased $23.4 million of common stock at an average price of $17.75 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $67.9 million of common stock under the Plan at an average cost of $15.04 per share.

Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Basic and Diluted Earnings Per Share:
Net Income	$11,849	$10,835	$24,033	$10,968
Less: Net Income allocated to participating securities	15	5	22	6
Net Income allocated to common Share Owners	$11,834	$10,830	$24,011	$10,962

Basic weighted average common shares outstanding	25,479	26,714	25,993	26,779
Dilutive effect of average outstanding performance shares	81	129	167	221
Dilutive effect of average outstanding deferred stock units	8	3	21	6
Dilutive weighted average shares outstanding	25,568	26,846	26,181	27,006

Earnings Per Share of Common Stock:
Basic	$0.46	$0.41	$0.92	$0.41
Diluted	$0.46	$0.40	$0.92	$0.41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global contract electronics manufacturing services (“EMS”) company that specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets and further offers diversified contract manufacturing services for non-electronic components, medical disposables, and plastics. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the EMS industry for our excellent quality, reliability, and innovative service. In 2018, we were recognized for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2018 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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
The March 2019 edition of Manufacturing Market Insider published by NVR indicated that the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2018, of which we are a member, experienced revenue growth of 10.9% in calendar year 2018. During calendar year 2018, we experienced growth of approximately 13%. Our overall expectation for the EMS market is moderate growth with mixed demand. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our current goal is to grow at an 8% annual organic growth rate.
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
As discussed in Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements, we completed the acquisition of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018. The GES acquisition supports our new platform strategy for expansion and diversification to become a multifaceted manufacturing solutions company. GES specializes in production processing and test equipment design, volume contract manufacturing, and global contract services for industrial applications in the semiconductor, electronics, and life sciences industries. GES has business operations in China, India, Japan, the United States, and Vietnam. The operating results of this acquisition are included in our consolidated financial statements as of the acquisition date.
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
We continue to maintain a strong balance sheet, which included Share Owners’ equity of $359 million at March 31, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $107.2 million at March 31, 2019. On July 27, 2018, we amended and restated our primary credit facility, which now allows for $150 million in borrowings, with an option to increase the amount available for borrowings to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.

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

	Nine Months Ended
	March 31
Customer Service Years	2019	2018
More than 10 Years
% of Net Sales	76%	61%
# of Customers	30	28
5 to 10 Years
% of Net Sales	9%	28%
# of Customers	18	18
Less than 5 Years
% of Net Sales	15%	11%
# of Customers	29	31
Total
% of Net Sales	100%	100%
# of Customers	77	77

•	Globalization continues to reshape not only the industries in which we operate but also for our key customers, suppliers, and competitors.

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

Financial Overview

	At or for the Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2019	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$313.5		$283.9		10%
Gross Profit	$26.6	8.5%	$22.9	8.1%	16%
Selling and Administrative Expenses	$12.1	3.9%	$11.8	4.2%	3%
Operating Income (1)	$14.5	4.6%	$11.1	3.9%	30%
Provision for Income Taxes	$2.8		$2.3		23%
Net Income	$11.8		$10.8		9%
Diluted Earnings per Share	$0.46		$0.40		15%
Open Orders	$379.5		$237.0		60%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2019	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$863.2		$795.3		9%
Gross Profit	$65.2	7.6%	$63.3	8.0%	3%
Selling and Administrative Expenses	$33.5	3.9%	$32.5	4.1%	3%
Other General Income	$0.1		$—
Operating Income (1)	$31.7	3.7%	$30.8	3.9%	3%
Provision for Income Taxes	$5.7		$23.6		(76)%
Net Income	$24.0		$11.0		119%
Diluted Earnings per Share	$0.92		$0.41		124%
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

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Automotive	$127.3	$136.2	(7)%	$345.6	$354.6	(3)%
Medical	99.1	77.8	27%	267.0	226.9	18%
Industrial	68.0	53.3	27%	187.6	160.1	17%
Public Safety	15.1	14.3	5%	50.1	45.3	10%
Other	4.0	2.3	74%	12.9	8.4	53%
Total Net Sales	$313.5	$283.9	10%	$863.2	$795.3	9%
Third quarter and year-to-date fiscal year 2019 consolidated net sales increased compared to the third quarter and year-to-date period of fiscal year 2018 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. Sales generated from the GES acquisition and the impact from the adoption of new revenue recognition guidance favorably impacted sales by 2% and 1%, respectively, during the third quarter of fiscal year 2019, which were offset by a 3% unfavorable foreign exchange fluctuation. For the year-to-date period of fiscal year 2019, sales generated from the GES acquisition and the impact from the adoption of new revenue recognition guidance favorably impacted sales by 2% and 1%, respectively, which were partially offset by a 2% unfavorable foreign exchange fluctuation. Sales generated from the GES acquisition are primarily included in the industrial end market vertical.
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
Sales to customers in the automotive market declined in the third quarter and year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 as declines in China and, to a lesser extent, Europe, more than offset stronger demand in North America. Sales to customers in the medical market experienced double-digit sales growth in the third quarter and year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 primarily due to the continued ramp-up of certain product launches and increased demand for existing products. Sales to customers in the industrial market also improved with double-digit sales growth in the third quarter and year-to-date period of the current fiscal year when compared to the third quarter and year-to-date period of fiscal year 2018 from both sales generated through the recent GES acquisition and increased end market demand for climate control products. Sales to customers in the public safety market increased in the third quarter and year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 from new program launches and increased demand for existing products.
A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Philips	13%	12%	14%	13%
ZF	12%	16%	12%	15%
Nexteer Automotive	13%	15%	12%	13%
Open orders were up 60% as of March 31, 2019 compared to March 31, 2018 as open orders in the automotive, medical, and industrial markets increased, more than offsetting a decline in open orders in the public safety market. Open orders from the GES acquisition are included in the industrial market. Open orders in the automotive market significantly increased, which in part is due to new product introductions and certain key customers placing orders with increased lead times. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of March 31, 2019 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Third quarter fiscal year 2019 gross profit as a percent of net sales improved when compared to the third quarter of fiscal year 2018 primarily due to favorable product mix, continued ramp-up of programs that generated higher new product introduction support costs in the prior year quarter, and the positive impact from leverage gained on higher revenue, which were partially offset by the higher material costs due to component shortages and the unfavorable impact to gross profit from our recent acquisition. Year-to-date fiscal year 2019 gross profit as a percent of net sales declined when compared to year-to-date fiscal year 2018 primarily due to unfavorable product mix, higher material costs due to component shortages, and the unfavorable impact to gross profit from our recent acquisition, which were partially offset by the positive impact from leverage gained on higher revenue.
Selling and administrative expenses decreased as a percent of net sales but increased in absolute dollars in the third quarter of fiscal year 2019 when compared to the third quarter of fiscal year 2018. The current quarter selling and administrative expenses increased in absolute dollars primarily from an increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”) and higher amortization expense directly resulting from the finite-lived intangible assets acquired in the GES acquisition. The increase was partially offset by lower incremental costs directly related to the GES acquisition in addition to lower incentive-based compensation. The revaluation of the SERP liability is exactly offset by the revaluation to fair value of the SERP investments recorded in Other Income (Expense).
For the first nine months of fiscal year 2019, selling and administrative expenses increased in absolute dollars when compared to the first nine months of fiscal year 2018 primarily from higher salary and related payroll costs and higher amortization expense directly resulting from the finite-lived intangible assets acquired in the GES acquisition. This increase was partially offset by lower incentive-based bonus expense and lower expense from the supplemental employee retirement plan (“SERP”).
Other General Income in the first nine months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. The lawsuit alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic capacitors, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the first nine months of fiscal year 2018.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Interest income	$19	$14	$42	$50
Interest expense	(1,165)	(140)	(2,644)	(369)
Foreign currency/derivative gain	746	2,093	91	3,487
Gain on supplemental employee retirement plan (“SERP”) investments	606	21	99	606
Foreign government subsidies	9	—	580	54
Other	(38)	11	(138)	(50)
Other income (expense), net	$177	$1,999	$(1,970)	$3,778
Interest expense has increased in the third quarter and year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 due to increased borrowings on the credit facilities. The foreign currency/derivative gain resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The prior period presentation in the table above has been restated due to the adoption of new guidance by the FASB on net periodic pension cost and net periodic postretirement benefit cost.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2019		March 31, 2018
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$11,751	14.2%	$3,554	475.0%
Foreign	18,020	22.6%	30,996	21.6%
Total	$29,771	19.3%	$34,550	68.3%
In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States which lowered the U.S. corporate statutory tax rate from 35% to 21%. When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first nine months of fiscal year 2019 were favorably impacted by discrete income tax adjustments related to the U.S. research and development tax credit, adjustments to provisions related to Tax Reform prior to the end of the measurement period, the excess tax benefit on stock-based compensation granted during the period, and provision to return adjustments.

For the first nine months of fiscal year 2018, the domestic effective tax rate and the consolidated effective tax rate were unfavorably impacted by Tax Reform as we recorded income tax expense of approximately $12.8 million for the deemed repatriation tax and approximately $3.7 million for the revaluation of our net deferred tax assets, which were both treated as discrete items and were recognized in Provision for Income Taxes on the Condensed Consolidated Statements of Income for the nine months ended March 31, 2018. The Company considered these provisional recorded amounts to be reasonable estimates as of March 31, 2018. Items partially offsetting the unfavorable impact from Tax Reform on the effective tax rate included the discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the nine months ended March 31, 2018, which was recognized in accordance with the new accounting standard for share-based payment transactions, the high mix of earnings in foreign jurisdictions that generally had lower statutory rates than the United States, and the U.S research and development tax credit. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on Tax Reform.
Comparing the balance sheet as of March 31, 2019 to June 30, 2018, the adoption of the New Revenue Guidance on July 1, 2018 and the GES acquisition impacted several balances. Receivables increased $52.2 million primarily due to increased sales volumes and the GES acquisition. Contract assets, which have a balance of $52.2 million at March 31, 2019, reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Our inventory balance increased $11.6 million as a result of increased production volumes, changes in customers’ forecasts, additional purchases to help mitigate the potential impact from component shortages, and additions from the GES acquisition, which more than offset a reduction in our inventory balance of $47.4 million related to the adoption of the New Revenue Guidance. Goodwill has increased $5.2 million due to the GES acquisition, and the Other Intangibles, net have increased $18.7 million primarily from the finite-lived intangibles acquired in the GES acquisition. Borrowings under credit facilities increased $118.7 million largely from borrowings under the U.S. primary credit facility, which were used to finance the GES acquisition in addition to domestic cash needs. At March 31, 2019, Long-term debt, less current maturities reflects the borrowings on the primary facility that the Company intends and has the ability to refinance on a long-term basis. Accounts payable increased $22.0 million primarily from the increased inventory purchases and the GES acquisition. Treasury stock, at cost increased $21.3 million due to stock repurchases under an authorized stock repurchase plan. The increase in Retained earnings included an increase of $3.1 million from the cumulative effect of adoption of the New Revenue Guidance. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and Note 2 - Acquisition for more detail on the GES acquisition.
Liquidity and Capital Resources
Working capital at March 31, 2019 was $277.5 million compared to working capital of $208.4 million at June 30, 2018. The current ratio was 2.0 at March 31, 2019 and 1.9 at June 30, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $107.2 million at March 31, 2019 and $108.7 million at June 30, 2018.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended March 31, 2019 was 75 days, which increased from the quarter ended June 30, 2018 and the quarter ended March 31, 2018. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	March 31, 2019	June 30, 2018	March 31, 2018
DSO	56	57	58
CAD	15	—	—
PDSOH	68	72	66
APD	64	66	62
CCD	75	63	62

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
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2019 and 2018.

	Nine Months Ended
	March 31
(Amounts in thousands)	2019	2018
Net cash (used for) provided by operating activities	$(18,980)	$20,888
Net cash used for investing activities	$(59,464)	$(21,823)
Net cash provided by (used for) financing activities	$80,315	$(1,718)
Cash Flows from Operating Activities
Net cash used for operating activities for the first nine months of fiscal year 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Net cash provided by operating activities in the first nine months of fiscal year 2018 was primarily driven by net income and adjustments to net income for non-cash items, including the adjustment for income tax expense resulting from Tax Reform reflected in Deferred income tax and other deferred charges and Accrued expenses and taxes payable on the Condensed Consolidated Statement of Cash Flows, partially offset by the remaining changes in working capital balances. Changes in operating assets and liabilities used $66.2 million of cash in the first nine months of fiscal year 2019 and $16.5 million of cash in the first nine months of fiscal year 2018.
The cash used of $66.2 million from changes in operating assets and liabilities in the first nine months of fiscal year 2019 is largely due to an increase in accounts receivable, which used cash of $37.4 million primarily due to increased sales volumes, and an increase in inventory, which used cash of $43.8 million primarily to support increased production volumes and open orders, from a change in customers’ forecasts, and from additional purchases to help mitigate the potential impact from component shortages. Partially offsetting this usage was an increase in accounts payable, which provided cash of $24.3 million largely resulting from the increased inventory purchases to support increased production volumes.
The cash used of $16.5 million from changes in operating assets and liabilities in the first nine months of fiscal year 2018 was largely due to an increase in inventory, which used cash of $47.0 million primarily to support increased production volumes and open orders in addition to the implementation of an inventory management program for one of our largest customers in the medical market. Partially offsetting this usage was an increase in accounts payable, which provided cash of $36.0 million largely resulting from the increased inventory purchases to support increased production volumes. Accrued expenses and taxes payable provided cash of $9.3 million primarily from the increase in income taxes payable related to the deemed repatriation tax net of income taxes paid, which was partially offset by a reduction in other accrued expenses.
Cash Flows from Investing Activities
For the first nine months of fiscal years 2019 and 2018, net cash used for investing activities was $59.5 million and $21.8 million, respectively. During the first nine months of fiscal year 2019, we invested $43.9 million for the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the preliminary purchase price allocation to assets acquired and liabilities assumed for this acquisition. Also during the first nine months of fiscal years 2019, we reinvested $16.0 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards, replacement of older machinery and equipment, and improvements to our facilities. During the first nine months of fiscal year 2018, we reinvested $22.1 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards.

Cash Flows from Financing Activities
For the first nine months of fiscal year 2019, net cash provided by financing activities of $80.3 million resulted from net borrowings on our primary credit facility of $118.8 million, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the first nine months of fiscal year 2019 were used to primarily fund the GES acquisition that occurred on October 1, 2018 in addition to other domestic cash needs. Also included in the financing activities for the first nine months of fiscal year 2019 were $12.8 million of payments on the Vietnam credit facility that was assumed with the GES acquisition. As of March 31, 2019, this Vietnam credit facility has been paid in full. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the GES acquisition. For the first nine months of fiscal year 2018, net cash used for financing activities resulted from repurchases of our common stock under an authorized stock repurchase plan and the remittance of tax withholdings on share-based payments, partially offset by the increased borrowings on our primary credit facility for domestic cash needs.
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
At March 31, 2019, we had $124.8 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At March 31, 2019, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2018, we had $6.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2019.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. As of March 31, 2019, we maintained a Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at March 31, 2019 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2019 or June 30, 2018. We also maintained a credit facility for our China operation, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of March 31, 2019 or June 30, 2018. In addition, we maintained an uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.3 million at March 31, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $2.2 million in borrowings outstanding under this Netherlands revolving credit facility as of March 31, 2019 and $2.3 million as of June 30, 2018. During the first nine months of fiscal year 2019, we established an uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 15 million Euro (approximately $16.8 million at March 31, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. At March 31, 2019, we had no borrowings outstanding under this credit facility. These foreign credit facilities can be canceled at any time by either the bank or us.

Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2019 and 2018, we sold, without recourse, $191.0 million and $120.1 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The ability to borrow in USD equivalent under all of our credit facilities totaled $60.0 million at March 31, 2019. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and higher profits.
The GES acquisition was accounted for as a business combination. As of March 31, 2019, the Company has recorded a net adjusted purchase price of $40.1 million which includes reductions for an estimated net working capital adjustment of $7.6 million and $2.3 million for cash acquired. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable has been recognized for $3.8 million. The net working capital adjustment was estimated per the agreement and is considered preliminary, therefore the purchase price is not considered final.
We are growing our business in Europe through the expansion of our manufacturing capabilities in the region. We completed the construction of our greenfield facility in Romania in fiscal year 2016 and subsequently began operations. Capacity at this facility will continue to ramp up during the remainder of fiscal year 2019.
At March 31, 2019, our capital expenditure commitments were approximately $4.9 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At March 31, 2019, our foreign entities held cash totaling $45.9 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of March 31, 2019, the remaining provision recorded for the one-time deemed repatriation tax is $11.9 million, including $10.9 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then on September 29, 2016, the Board extended the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On August 23, 2017, the Board increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date. On November 8, 2018, the Board approved another extension of the Plan to allow the repurchase of an additional $20 million worth of common stock with no expiration date. This latest increase brings the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $67.9 million of common stock under the Plan through March 31, 2019.

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
Fair Value
During the third quarter of fiscal year 2019, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers in our China operation. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. At March 31, 2019, the drafts transferred and outstanding totaled $1.5 million. No transferee has exercised their recourse rights against us.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 9 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability over an entire year.
Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2) (3) (4)
January 1, 2019 - January 31, 2019	208,038	$16.00	208,038	$13,496,391
February 1, 2019 - February 28, 2019	86,995	$16.22	86,995	$12,085,191
March 1, 2019 - March 31, 2019	—	$—	—	$12,085,191
Total	295,033	$16.06	295,033
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
May 8, 2019

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 8, 2019