Form 10-K
period 2019-06-30
Kimball Electronics, Inc.
filed 2019-08-27
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $380.4 million based on 96.0% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 13, 2019 was 25,418,807 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 7, 2019, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was founded in 1961 and was incorporated in 1998. We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets.  We offer a package of value that begins with our core competency of producing “durable electronics” and have expanded into diversified contract manufacturing services for non-electronic components, medical disposables, and precision molded plastics. This package of value includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products.  We believe our customers appreciate our body of knowledge as it relates to the design and manufacture of their products that require durability, reliability, the highest levels of quality control, and regulatory compliance.  We deliver award-winning service from our highly integrated global footprint which is enabled by a largely common operating system, a standardization strategy, global procedures, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, our track record of quality, financial stability, social responsibility, and commitment to long-term relationships is important to them.
The Company acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018, which specialize in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries.
We have been producing safety critical electronic assemblies for our automotive customers for over 30 years.  During this time, we have built up a body of knowledge that has not only proven to be valuable to our automotive customers, but to our medical, industrial, and public safety customers as well.  We have been successful in growing and diversifying our business by leveraging our automotive experience and know-how in the areas of design and process validation, traceability, process and change control, and lean manufacturing to create valuable and innovative solutions for customers in the medical, industrial, and public safety end market verticals.  These solutions include diversified contract manufacturing services for medical disposables, precision molded plastics, and now provided through GES, design, production, and servicing of automation, test, and inspection equipment for industrial applications. We have harmonized our quality systems to be compliant with various important industry certifications and regulatory requirements.  This allows us to take advantage of other strategic points of leverage in the supply chain and within our operations so we can cost-effectively manufacture electronic and non-electronic products in the same production facility for customers from all four of our end market verticals.
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
Our global processes and central functions that support component sourcing, procurement, quoting, and customer pricing provide commonality and consistency among the various regions in which we operate. We have a central, global sourcing organization that utilizes procurement processes and practices to help secure sources from around the world and to ensure sufficient availability of components and a uniform approach to pricing while leveraging the purchase volume of the entire organization. Customer pricing for the products we produce is primarily managed centrally utilizing a standardized quoting model regardless of where our customers request their products to be produced.
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
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. Production occurs in our facilities located in the United States, China, Mexico, Poland, Romania, Thailand, and Vietnam.
Our services are sold globally on a contract basis, and we produce products to our customers’ specifications.  Our manufacturing services primarily include:

•	Design services and support;

•	Supply chain services and support;

•	Rapid prototyping and new product introduction support;

•	Product design and process validation and qualification;

•	Industrialization and automation of manufacturing processes;

•	Reliability testing (testing of products under a series of extreme environmental conditions);

•	Production and testing of printed circuit board assemblies (PCBAs);

•	Assembly, production, and packaging of medical disposables and other non-electronic products;

•	Design engineering and manufacturing of automation, test, and inspection equipment;

•	Design engineering and production of precision molded plastics;

•	Software design capabilities; and

•	Complete product life cycle management.
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
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2019, all of our business units provide contract manufacturing services for electronic and other assemblies or components primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics and, as such, have been aggregated into one reportable segment.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers, and we will continue our development into a multifaceted manufacturing solutions company. Key elements of executing our strategy include:

•
Leveraging Our Global Footprint – continue our strategy of utilizing our presence in key global regions, including new potential country locations and/or facility expansion as our customer demands dictate;

•
Expanding Our Package of Value – enhance our core strengths and expand upon our package of value through diversified contract manufacturing services in areas such as complex system assembly, specialized processes, precision molded plastics; and

•
Expanding Our Markets - explore opportunities that will broaden existing or establish new markets, capabilities, or technologies such as automation, test, and inspection equipment for industrial applications.

We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions. As part of this strategy, we acquired GES on October 1, 2018. GES specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries. See Item 1A - Risk Factors for risks associated with this acquisition and Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition.
Our Business Offerings
We offer contract electronics manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end market verticals. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our services support the complete product life cycle of our customers’ products, and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We collaborate with third-party design services companies to bring innovative, complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value.  We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the quality and reliability expectations in the electronics manufacturing industry.

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
Major Competitive Factors
Key competitive factors in the markets we serve include competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Numerous contract manufacturing service providers compete globally for business from existing and potential customers. We also face competition from our customers’ own capacity and capabilities to in-source production. Growth in the EMS industry is created through the proliferation of electronic components in today’s advanced products and the continuing trend of original equipment manufacturers in the electronics industry subcontracting the assembly process to companies with a core competency in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.
We do not believe that we, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for understanding our business other than fluctuating inventory levels which may increase in conjunction with the start-up of new programs and component availability.
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

•
Our capability to provide our customers diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment;

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
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Inc., and Plexus Corp. We do not have a significant share of the EMS market and were ranked the 19th largest global EMS provider for calendar year 2018 by Manufacturing Market Insider in the March 2019 edition published by New Venture Research.
Locations
As of June 30, 2019, we have eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. During fiscal year 2019, we acquired GES which has manufacturing facilities in California, China, and Vietnam. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations and acquisitions.

Seasonality
Consolidated sales revenue is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2019 were as follows:

	Year Ended June 30
	2019	2018	2017
Automotive	40%	44%	41%
Medical	31%	29%	28%
Industrial	22%	20%	22%
Public Safety	6%	6%	7%
Other	1%	1%	2%
Total	100%	100%	100%
Included in our sales were a significant amount to Philips, ZF, and Nexteer Automotive, which accounted for the following portions of net sales:

	Year Ended June 30
	2019	2018	2017
Philips	14%	13%	14%
ZF	12%	15%	12%
Nexteer Automotive	12%	13%	12%

The nature of the contract manufacturing business is such that start-up of new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle, which can be difficult to predict at the beginning of a program.  Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which are generally short-term in nature. Our customers generally have the right to cancel a particular program subject to contractual provisions governing termination, the final product runs, excess or obsolete inventory, and end-of-life pricing, which reduces the additional costs that we incur when a manufacturing services agreement is terminated.
Backlog
The aggregate sales price of production pursuant to unfulfilled customer orders, which in certain cases may be canceled by the customer subject to contractual termination provisions, was $417.8 million and $293.1 million as of June 30, 2019 and 2018, respectively. Open orders have increased partly as a result of certain key customers placing orders with increased lead times. Substantially all of the open orders as of June 30, 2019 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends due to the contract nature of our business.
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
Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, material authorization agreements with customers cover a portion of the exposure for material which is purchased prior to having a firm order. We may also purchase additional inventory to support new product introductions, transfers of production between manufacturing facilities, and to mitigate the potential impact from component shortages.

Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes which allow us to provide competitive contract manufacturing services to our customers. As such, this intellectual property is complex and normally contained within our facilities. The nature of this know-how does not lend itself well to traditional patent protection. In addition, we feel the best protection strategy involves maintaining our intellectual property as trade secrets because there is no disclosure of the information to outside parties, and there is no expiration on the length of protection. For these reasons, we do not own any patents that we consider significant to our business. Our registered trademarks consist of the “Kimball” name as registered in certain categories relating to our electronics manufacturing and design services, which was assigned to us by former Parent, and the “GES and Design” trademark acquired through the GES acquisition.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2021 will not represent a material portion of total capital expenditures during those years.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Employees
As of June 30, 2019, Kimball Electronics employed approximately 6,300 people worldwide, with approximately 1,300 located in the United States and approximately 5,000 located in foreign countries. Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://investors.kimballelectronics.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
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
Market demand for our products and services, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	instability of the global financial markets;

•	uncertainty of worldwide economic conditions;

•	tariffs and international trade relations;

•	volatile energy costs;

•	erosion of global consumer confidence;

•	general corporate profitability of our end markets;

•	credit availability to our customers and our customers’ end markets;

•	demand fluctuations in the industries we currently serve, including automotive, medical, industrial, and public safety;

•	demand for end-user products that contain assemblies or components produced by us; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
Many countries, including certain of those in North America, Europe, and Asia in which we operate, have in the recent past experienced economic uncertainty, slow economic growth, or recession. The economic expansion of recent years may slow and recessionary conditions may return, which could result in our customers or potential customers reducing or delaying orders as well as a number of other negative effects on our business, such as increased pricing pressures, the insolvency of suppliers, which could cause production delays, the inability of customers to obtain credit, or the insolvency of customers. In addition, the uncertainties of the market and economic conditions caused by strained international trade relations, such as the relations between the United States and China and the United Kingdom’s pending exit from the European Union, could have an adverse effect on our business and results of operations.
We are exposed to the credit risk of our customers.
The instability of market conditions drives an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we intensely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by, or the loss of, one or more key customers could reduce revenues and profitability.
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. If one of our current customers merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2019, 2018, and 2017. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.
Significant declines in the level of purchases by key customers or the loss of a significant number of customers could have a material adverse effect on our business. In addition, the nature of the contract manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.

We operate in a highly competitive environment and may not be able to compete successfully.
Numerous manufacturers within the contract manufacturing industry compete globally for business from existing and potential customers. Some of our competitors have greater resources and more geographically diversified international operations than we do. We also face competition from the manufacturing operations of our customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to contract manufacturing service providers. In the past, some of our customers have decided to in-source a portion of their manufacturing from us in order to utilize their excess internal manufacturing capacity. The competition may further intensify as more companies enter the markets in which we operate, as existing competitors expand capacity, and as the industry consolidates.
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
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by us when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components purchased by us are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized in our manufacturing process are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
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
We have operations outside the United States, primarily in China, Mexico, Poland, Romania, Thailand, and Vietnam. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability, including the uncertainties caused by the United Kingdom’s pending exit from the European Union;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in U.S. or foreign policies, regulatory requirements, and laws;

•	tariffs and other trade barriers, including tariffs imposed by the United States as well as responsive tariffs imposed by China, the European Union, or Mexico;

•	renegotiation of the North American Free Trade Agreement (“NAFTA”) to the new United States-Mexico-Canada Agreement (“USMCA”);

•	potentially adverse tax consequences, including changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries; and

•	foreign labor practices.
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
We believe that establishing and maintaining a good reputation is critical to our business. Promotion and enhancement of our name will depend on the effectiveness of marketing and advertising efforts and on successfully providing innovative and high-quality engineering and manufacturing services. If customers do not perceive our services to be innovative and of high quality, our reputation could suffer, which could have a material adverse effect on our business.
Failure to effectively manage working capital may adversely affect our cash flow from operations.
We closely monitor inventory and receivable efficiencies and continuously strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, shifts in customer payment practices, transfers of production among our manufacturing facilities, additional inventory purchases to mitigate potential impact from component shortages, or manufacturing delays could adversely affect our cash flow from operations.
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
Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, as of July 1, 2018, we adopted the new accounting guidance for Revenue from Contracts with Customers, which changed our revenue recognition pattern as a majority of our sales are now recognized over time as manufacturing services are performed. This is a change from our previous revenue recognition pattern as revenue was historically recognized at a point in time when title and risk of loss passed to the customer. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Consolidated Financial Statements for more information on the adoption of the new revenue guidance.
A failure to comply with the financial covenants under our primary credit facility could adversely impact us.
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in the credit facility, and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2019, we had $122.8 million in borrowings under this credit facility and had total cash and cash equivalents of $49.3 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security, including adherence to data privacy laws and physical security measures.
The operation of our business depends on effective information technology systems, which are subject to the risk of security breach or cybersecurity threat, including misappropriation of assets or other sensitive information, such as confidential business information and personally identifiable data relating to employees, customers, and other business partners, or data corruption which could cause operational disruption. As we could be the target of cyber and other security threats, which are becoming increasingly sophisticated, we must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Information systems require an ongoing commitment of significant resources to research new technologies and processes, maintain and enhance existing systems, and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards as well as to protect against cyber risks and security breaches. While we provide employee awareness training around phishing, malware, and other cyber threats to help protect against these cyber and security risks, we cannot ensure the measures we take to protect our information technology systems will be sufficient.
Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. Similar risks exist with our third-party vendors. Any problems caused by these third parties, including those resulting from disruption in communications services, cyber attacks, or security breaches, have the potential to hinder our ability to conduct business. In addition, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“GDPR”), pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties.

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
We may be sued by third parties who allege that our products or services infringe their intellectual property rights. Such claims, regardless of their merits, could result in substantial costs and diversion of resources in the defense or settlement of such claims. In the event of a claim upheld against us, we may be required to spend a significant amount of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all, which could have a material adverse effect on our results of operations, financial position, or cash flows.
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
The demand for manufacturing labor and the low unemployment rate in certain geographic areas in which we operate make recruiting new production employees and retaining experienced production employees difficult. Shortage of production workers could adversely impact our ability to complete our customers’ orders on a timely basis, which could adversely affect our relations with customers, potentially resulting in reduction in orders from customers or loss of customers. Turnover in personnel could result in additional training and inefficiencies that could adversely impact our operating results.
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

•
Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, potential changes in NAFTA, including as a result of USMCA, could adversely affect our operations in Mexico. Also, our facility in Mexico operates under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. As another example, the U.S. government has imposed tariffs on certain products imported from China as well as steel and aluminum imported from the European Union. China and the European Union have imposed tariffs on U.S. products in retaliation. These tariffs could force our customers or us to consider various strategic options including, but not limited to, looking for different suppliers, shifting production to facilities in different geographic regions, absorbing the additional costs, or passing the cost on to customers. Ultimately, these tariffs could adversely affect the competitiveness of our domestic operations, which could lead to the reduction or exit of certain U.S. manufacturing capacity. The U.S. government may impose additional tariffs on automotive imports from the European Union. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, or operating costs in our manufacturing facilities could be increased, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.

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
We share directors with former Parent, which means the overlap may give rise to conflicts.
Certain members of our Board of Directors serve, or have served, as directors of former Parent, but the overlapping directors do not constitute a majority of our Board members. These directors may have actual or apparent conflicts of interest with respect to matters involving or affecting us or former Parent. For example, there could be the potential for a conflict of interest when we or former Parent look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that may exist between former Parent and us. Our Board of Directors and the Board of Directors of former Parent will review and address any potential conflict of interests that may arise between former Parent and us. Although no specific measures to resolve such conflicts of interest have been formulated, our Board of Directors and the Board of Directors of former Parent have a fiduciary obligation to deal fairly and in good faith. Our Board of Directors exercises reasonable judgment and takes such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary or appropriate. Any such conflict could have a material adverse effect on our business.

Risks Relating to Our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	successful integration of acquisitions or greenfield start-ups;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	the changes in customer requirements for our products and services;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
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

Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2019, we had eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. These facilities occupy approximately 1,358,000 square feet in aggregate, substantially all of which are owned. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts. Due to demand and sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2019. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
The Company holds land leases for our facilities in China, Thailand, and Vietnam with these leases expiring from fiscal year 2030 to 2057. See Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 97 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 27, 2019 are as follows:
(Age as of August 27, 2019)

Name	Age	Office and Area of Responsibility
Donald D. Charron	55	Chairman of the Board and Chief Executive Officer
Desiree L. Castillejos	48	Vice President, Corporate Development and M&A, and Chief Strategy Officer
Roger Chang (Chang Shang Yu)	62	Vice President, Asian Operations
Jessica L. DeLorenzo	34	Vice President, Human Resources
John H. Kahle	62	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Janusz F. Kasprzyk	59	Vice President, European Operations
Steven T. Korn	55	Vice President, North American Operations
Michael K. Sergesketter	59	Vice President, Chief Financial Officer
Sandy A. Smith	56	Vice President, Information Technology
Kathy R. Thomson	50	Vice President, Global Business Development and Design Services
Christopher J. Thyen	56	Vice President, New Platforms
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
Ms. Castillejos was appointed Vice President, Corporate Development and M&A, and Chief Strategy Officer in August 2018. Prior to joining Kimball Electronics, she held the position of Vice President, Corporate Development for Nokia Technology since 2016. Prior to Nokia Technology, she served as the Vice President, Corporate Development for Persistent Systems since 2010.
Mr. Chang is our Vice President, Asian Operations and has served in this role since 2004.
Ms. DeLorenzo was appointed Vice President, Human Resources in June 2018. Ms. DeLorenzo joined Kimball Electronics in 2015 in the position of Director, Organizational Development. Before joining Kimball Electronics, she held the position of Director, Student Services at Vincennes University since 2011.
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
Ms. Thomson was appointed Vice President, Global Business Development and Design Services in August 2018. Previously Ms. Thomson held the position of Vice President of Business Development for Creation Technologies since 2012.
Mr. Thyen was appointed our Vice President, New Platforms, in August 2018. Prior to this, he served as Vice President, Business Development since 2008.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol: KE.
Dividends
We have not paid any dividends on our common stock since the spin-off. We do not have a plan to pay future dividends at this time.
Share Owners
On August 13, 2019, the Company’s common stock was owned by approximately 1,234 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan, authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million.
During the three months ended June 30, 2019, the Company did not repurchase any common stock. During fiscal year 2019, the Company has repurchased $23.4 million of common stock under the Plan. The Company’s maximum value of remaining shares that may be purchased under the Plan was $12.1 million at June 30, 2019.

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock from November 3, 2014, the first day of trading in the Company’s common stock, through June 30, 2019, the last business day of the fiscal year, to the cumulative total return of the NASDAQ Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes: Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on November 3, 2014, the first day of trading in Kimball Electronics common stock, and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	11/03/2014	06/30/2015	06/30/2016	06/30/2017	06/30/2018	06/30/2019
Kimball Electronics, Inc.	$100.00	$202.08	$172.44	$250.00	$253.46	$224.93
NASDAQ Stock Market (U.S.)	$100.00	$108.38	$106.56	$136.71	$168.97	$182.12
Peer Group Index	$100.00	$99.49	$101.38	$145.51	$131.39	$117.82

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Financial Statements for the fiscal year ended June 30, 2015 include results prior to the spin-off on October 31, 2014, which were derived from the accounting records of former Parent as if we operated on a stand-alone basis. Effective for fiscal year ended June 30, 2019, the Company adopted the new accounting standard on Revenue from Contracts with Customers on a modified retrospective basis, and the prior periods were not restated. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information related to the impact of the adoption of this new accounting standard.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2017	2016	2015
Consolidated Statements of Income Data:
Net Sales	$1,181,844	$1,072,061	$930,914	$842,060	$819,350
Net Income (1)	$31,558	$16,752	$34,179	$22,287	$26,205
Earnings Per Share:
Basic	$1.22	$0.63	$1.25	$0.77	$0.90
Diluted	$1.21	$0.62	$1.24	$0.76	$0.89

	As of June 30
(Amounts in Thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total Assets	$764,111	$608,758	$554,944	$510,565	$483,257
Long-Term Debt, Less Current Maturities	$91,500	$—	$—	$—	$—
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
Fiscal year 2016 net income included a foreign income tax benefit of $1.8 million ($0.06 per diluted share) as a result of a favorable tax ruling related to the fiscal year 2015 capitalization of the Company’s Romania subsidiary.
Fiscal year 2015 net income included $2.4 million ($0.08 per diluted share) of after-tax expense related to the spin-off.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. In 2018, we were recognized for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2018 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
The contract manufacturing services industry is very competitive. As a mid-sized player, we can expect to be challenged by the agility and flexibility of the smaller, regional players, and we can expect to be challenged by the scale and price competitiveness of the larger, global players. We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space.  We expect to continue to effectively operate in this market space; however, one significant challenge will be maintaining our profit margins while we continue our revenue growth. Price increases are uncommon in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects.  This characteristic of the contract electronics marketplace is expected to continue.
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. One such trend that the EMS industry has recently experienced is component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from tariffs and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced from China, may adversely affect the competitiveness of our domestic operations.
The March 2019 edition of Manufacturing Market Insider published by NVR indicated that the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2018, of which we are a member, experienced revenue growth of 10.9% in calendar year 2018. During calendar year 2018, we experienced growth of approximately 13%.
Our overall expectation for the contract manufacturing services market is moderate growth with mixed demand. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our current goal is to grow at an 8% annual organic growth rate.
The automotive end market continues to benefit from the trend of increasing electronic content that is placed in automobiles.  The China automotive market has experienced a slowdown when compared to the past several years, partly related to tighter credit from increased government regulation on consumer lending practices in China in addition to the continued trade tensions between the United States and China. In the industrial market, growth was driven in large part from the sales of our recent acquisition completed on October 1, 2018, discussed in further detail below, in addition to increased end market demand for climate control products.  Overall, we have experienced mixed demand in the public safety market. In the medical market, growth was driven largely from an overall strengthening of the market in addition to continued ramp-up of certain new program launches.  We continue to monitor the current economic environment and its potential impact on our customers.
We expect to make investments that will help us continue our development into a multifaceted manufacturing solutions company, including through acquisitions. For example, the acquisitions of Medivative Technologies, LLC (“Medivative”) and Aircom Manufacturing, Inc. (“Aircom”) in fiscal years 2016 and 2017, respectively, provide capabilities that enhanced our package of value and grew our medical end market vertical. As discussed in Item 1 - Business, we acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018. GES specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries. See Item 1A - Risk Factors for risks associated with this acquisition and Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on acquisitions.
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

We continue to maintain a strong balance sheet as of the end of fiscal year 2019, which included a current ratio of 2.0, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $370 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $110.7 million at June 30, 2019.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Due to the contract and project nature of the contract manufacturing industry, fluctuation in the demand for our products and variation in the gross margin on those programs is inherent to our business. Effective management of manufacturing capacity is, and will continue to be, critical to our success.

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

•
Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

	Year End
Customer Service Years	2019	2018	2017
More than 10 Years
% of Net Sales	78%	61%	56%
# of Customers	37	28	28
5 to 10 Years
% of Net Sales	11%	28%	36%
# of Customers	17	18	22
Less than 5 Years
% of Net Sales	11%	11%	8%
# of Customers	21	30	32
Total
% of Net Sales	100%	100%	100%
# of Customers	75	76	82

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

Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2018 compared to fiscal year 2017 can be found under captions entitled “Results of Operations - Fiscal Year 2018 Compared with Fiscal Year 2017” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on August 28, 2018, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, http://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2019 Compared with Fiscal Year 2018

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2019 (1)	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$1,181.8		$1,072.1		10%
Gross Profit (2)	$88.4	7.5%	$86.0	8.0%	3%
Selling and Administrative Expenses (2)	$46.7	3.9%	$44.0	4.1%	6%
Other General Income	$0.3		$—
Operating Income (2)	$42.1	3.6%	$42.0	3.9%	—%
Provision for Income Taxes	$6.9		$28.0		(75)%
Net Income	$31.6		$16.8		88%
Diluted Earnings per Share	$1.21		$0.62
Open Orders	$417.8		$293.1		43%
(1) As of July 1, 2018, the Company adopted the new accounting standard on Revenue from Contracts with Customers on a modified retrospective basis. The prior periods were not restated. See Note 1 – Business Description and Summary of Significant Accounting Policies for impacts of adoption on 2019 results of operations.
(2) Prior period has been restated to reflect the retrospective adoption of new accounting guidance issued by the FASB on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information on the restatement of the prior period presentation. There was no effect to Net Income or Diluted Earnings per Share.

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2019	2018	% Change
Automotive	$474.3	$469.3	1%
Medical	367.5	313.3	17%
Industrial	255.9	217.0	18%
Public Safety	66.2	61.3	8%
Other	17.9	11.2	61%
Total Net Sales	$1,181.8	$1,072.1	10%
Net sales in fiscal year 2019 increased 10% compared to net sales in fiscal year 2018 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. Sales generated from the GES acquisition favorably impacted sales by 2%, and sales were unfavorably impacted by 2% from foreign exchange fluctuations. Sales generated from the GES acquisition are primarily included in the industrial end market vertical. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on the GES acquisition.
By end market vertical, all four of our market verticals experienced an increase in net sales, including double-digit sales growth to customers in the medical and industrial markets. Sales to customers in the automotive, medical, and industrial markets all experienced record sales in the current fiscal year.

Sales to customers in the automotive market were up slightly compared to the prior fiscal year as stronger demand in North America was higher than the declines in China, and to a lesser extent, Europe. Sales to customers in the medical market increased compared to the prior year primarily due to the continued ramp-up of certain product launches and increased demand for existing products. Sales to customers in the industrial market improved over the prior year largely due to sales generated through the recent GES acquisition and increased end market demand for climate control products. Sales to customers in the public safety market increased in the current year when compared to the prior year due to new program launches and increased demand for existing products.
A significant amount of sales to Philips, ZF, and Nexteer Automotive accounted for the following portions of our net sales:

	Year Ended June 30
	2019	2018
Philips	14%	13%
ZF	12%	15%
Nexteer Automotive	12%	13%
Open orders were up 43% as of June 30, 2019 compared to June 30, 2018 as open orders in the automotive market significantly increased, which in part is due to new product introductions and certain key customers placing orders with increased lead times. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of June 30, 2019 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Gross profit as a percent of net sales declined to 7.5% in fiscal year 2019 from 8.0% in fiscal year 2018 primarily due to unfavorable product mix, higher material costs largely as a result of component shortages, and the unfavorable impact on gross profit as a result of our recent acquisition, which were partially offset by the positive impact from leverage gained on higher revenue.
For fiscal year 2019, selling and administrative expenses decreased slightly as a percent of net sales and increased in absolute dollars compared to fiscal year 2018. The current fiscal year selling and administrative expenses increased in absolute dollars from the prior fiscal year primarily due to higher amortization expense directly resulting from the finite-lived intangible assets acquired from the GES acquisition and higher salary and related payroll costs, which were partially offset by the lower incentive-based bonus expense. During fiscal years 2019 and 2018, we incurred $0.5 million and $0.9 million, respectively, of incremental costs directly related to the GES acquisition.
Other General Income in fiscal year 2019 of $0.3 million resulted from payments received related to the settlement of class action lawsuits in which Kimball Electronics was a class member. No Other General Income was recorded during fiscal year 2018.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2019	2018
Interest Income	$62	$73
Interest Expense	(4,069)	(527)
Foreign Currency/Derivative Gain (Loss)	(376)	2,358
Gain on Supplemental Employee Retirement Plan Investment	327	712
Foreign Government Subsidies	580	188
Other	(99)	(67)
Other Income (Expense), net	$(3,575)	$2,737
Interest expense has increased in the current fiscal year due to increased borrowings on the credit facilities. The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the period. The prior period presentation in the table above has been restated due to the adoption of new guidance by the FASB on net periodic pension cost and net periodic postretirement benefit cost.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2019		Year Ended June 30, 2018
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$11,191	4.7%	$5,609	329.2%
Foreign	$27,294	23.5%	$39,166	24.4%
Total	$38,485	18.0%	$44,775	62.6%
In December 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform”), which lowered the U.S. corporate statutory tax rate from 35% to 21%. When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for fiscal year 2019 were favorably impacted by domestic tax credits, adjustments to provisions related to Tax Reform prior to the end of the measurement period, provision to return adjustments, and the excess tax benefit on stock-based compensation granted during the period.
The consolidated effective tax rate for fiscal year 2018 of 62.6% and the domestic effective tax rate were unfavorably impacted by Tax Reform, primarily driven by income tax expense of approximately $13.4 million for the deemed repatriation tax and approximately $4.4 million for the revaluation of our net deferred tax assets, which were both treated as provisional tax adjustments and recognized in Provision for Income Taxes on the Consolidated Statements of Income for fiscal year 2018. Items partially offsetting the unfavorable impact from Tax Reform on the effective tax rate included the income tax adjustment related to the excess tax benefit on stock-based compensation granted during fiscal year 2018, the high mix of earnings in foreign jurisdictions that had generally lower statutory rates than the United States, and the U.S. research and development tax credit.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for more information, including additional information on Tax Reform.
We recorded net income of $31.6 million in fiscal year 2019, or $1.21 per diluted share, an increase of 88% from fiscal year 2018 net income of $16.8 million, or $0.62 per diluted share, due to the reasons previously discussed.
Comparing the balance sheet as of June 30, 2019 to June 30, 2018, the adoption of the New Revenue Guidance on July 1, 2018 and the GES acquisition impacted several balances. Receivables increased $52.0 million primarily due to increased sales volumes and the GES acquisition. Contract assets, which have a balance of $51.9 million at June 30, 2019, reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Goodwill has increased $11.9 million due to the GES acquisition, and the Other Intangibles, net have increased $17.8 million primarily from the finite-lived intangibles acquired in the GES acquisition. As of June 30, 2019, the purchase price of GES is considered preliminary, and therefore, the valuation of goodwill and other intangibles is not final. Borrowings under credit facilities increased $117.9 million largely from borrowings under the U.S. primary credit facility, which were used to finance the GES acquisition in addition to domestic cash needs. At June 30, 2019, Long-term debt under credit facilities, less current portion reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance on a long-term basis. Treasury stock, at cost increased $21.3 million primarily due to stock repurchases under an authorized stock repurchase plan. The increase in Retained earnings included an increase of $3.1 million from the cumulative effect of adoption of the New Revenue Guidance. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and Note 2 - Acquisitions for more detail on the GES acquisition.
Liquidity and Capital Resources
Working capital at June 30, 2019 was $280.4 million compared to working capital of $208.4 million at June 30, 2018. The current ratio was 2.0 and 1.9 at June 30, 2019 and June 30, 2018, respectively. The debt-to-equity ratio was 0.3 at June 30, 2019 and was less than 0.1 at June 30, 2018. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $110.7 million at June 30, 2019 and $108.7 million at June 30, 2018.

Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended June 30, 2019 was 77 days, which increased from 63 days for the quarter ended June 30, 2018. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
DSO	59	56	58	55	57
CAD	15	15	14	15	—
PDSOH	64	68	72	67	72
APD	61	64	68	69	66
CCD	77	75	76	68	63
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales. Our CCD trend has increased during fiscal year 2019 in large part due to additional purchases to help mitigate the potential impact from component shortages.
The CAD metric is included in the calculation of the CCD metric beginning in fiscal year 2019 due to the adoption of the New Revenue Guidance on July 1, 2018. Contract assets reflect the unbilled accounts receivable that occur when we recognize revenue over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of Notes to Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and contract assets.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2019 and 2018.

	Year Ended June 30
(Amounts in Millions)	2019	2018
Net cash (used for) provided by operating activities	$(6.7)	$40.2
Net cash used for investing activities	$(68.7)	$(26.2)
Net cash provided by (used for) financing activities	$79.4	$(12.6)
Cash Flows from Operating Activities
Net cash used for operating activities for the fiscal year ended June 30, 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Net cash provided by operating activities for the fiscal year ended June 30, 2018 was primarily driven by net income adjusted for non-cash items. Cash provided by operating activities for the fiscal year ended June 30, 2018 included the adjustment for income tax expense resulting from Tax Reform reflected in Deferred income tax and other deferred charges and Accrued expenses and taxes payable. Changes in operating assets and liabilities used $71.8 million and $9.3 million of cash for the fiscal years ended June 30, 2019 and 2018, respectively.
The $71.8 million usage of cash from changes in operating assets and liabilities in fiscal year 2019 was largely due to an increase in accounts receivable, which used cash of $36.5 million primarily due to increased sales volumes, and an increase in inventory, which used cash of $35.1 million primarily to support increased production volumes and for increased purchases to mitigate the potential impact of component shortages.

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
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2019 includes cash used of $43.9 million, net of cash acquired, for the GES acquisition and $25.8 million cash used for capital investments. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the preliminary purchase price allocation to assets acquired and liabilities assumed for this acquisition. The capital investments were primarily for machinery and equipment for capacity purposes to support new business awards, replacement of older machinery and equipment, and improvements to our facilities.
During fiscal year 2018, we reinvested $26.5 million, respectively, into capital investments for the future with the largest expenditures for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended June 30, 2019 resulted from net borrowings on our primary credit facility of $116.8 million and borrowings of $1.1 million on our Netherlands facility, partially offset by repurchases of our common stock under an authorized stock repurchase plan. The borrowings on our primary credit facility in fiscal year 2019 were used to primarily fund the GES acquisition that occurred on October 1, 2018 in addition to other domestic cash needs. Also included in the financing activities for fiscal year 2019 were $12.8 million of payments on the Vietnam credit facility that was assumed with the GES acquisition. As of June 30, 2019, this Vietnam credit facility has been paid in full. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on the GES acquisition.
Net cash used for financing activities for the fiscal year ended June 30, 2018 resulted from repurchases of our common stock under an authorized stock repurchase plan, net payments on our revolving credit facilities, and the remittance of tax withholdings on share-based payments.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary facility”). On July 27, 2018, the Company entered into an amended and restated credit agreement among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The credit agreement amends and restates the Company’s primary credit facility, which was scheduled to mature on October 31, 2019. The credit agreement has a maturity date of July 27, 2023 and allows for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.
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
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1% per annum above the Adjusted LIBOR Rate (as defined in the Credit Agreement); or

c.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement);
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.

At June 30, 2019, we had $122.8 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. The borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At June 30, 2019, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2018, we had $6.0 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary credit facility.
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
We were in compliance with the financial covenants during the fiscal year ended June 30, 2019.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of June 30, 2019, we maintained the following foreign credit facilities:

•
A Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.9 million at June 30, 2019 exchange rates). We had no borrowings outstanding under this foreign credit facility as of June 30, 2019 or June 30, 2018.

•
An uncommitted credit facility for one of our China operations, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of June 30, 2019 or June 30, 2018. The facility matures on May 31, 2020.

•
An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at June 30, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. At June 30, 2019, we had $3.4 million in borrowings under this facility, and we had $2.3 million borrowings outstanding under this foreign credit facility as of June 30, 2018. The facility matures on June 21, 2020.

•
During the current fiscal year, the Company established an uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 15 million Euro (approximately $17.1 million at June 30, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings outstanding under this foreign credit facility as of June 30, 2019. The facility matures on December 20, 2019.

Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2019 and 2018, we sold, without recourse, $261.2 million and $181.5 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $61.4 million at June 30, 2019. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions company.
The GES acquisition was accounted for as a business combination. As of June 30, 2019, the Company has recorded a net adjusted purchase price of $42.4 million, which includes a reduction for an estimated net working capital adjustment of $7.6 million. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable has been recognized for $3.8 million. The net working capital adjustment has not been agreed upon by the sellers of GES, and therefore, the purchase price is not final.

At June 30, 2019, our capital expenditure commitments were approximately $2 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At June 30, 2019, our foreign operations held cash totaling $47 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of June 30, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, which was recorded in Long-term income taxes payable on the Consolidated Balance Sheet. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $67.9 million of common stock under the Plan through June 30, 2019.
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
Fair Value
During fiscal year 2019, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2019.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2020	2021-2022	2023-2024	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$127.3	$35.8	$—	$91.5	$—
Long-Term Income Taxes Payable (c)	9.8	—	0.9	3.0	5.9
Other Long-Term Liabilities Reflected on the Balance Sheet (d) (e) (f)	14.3	2.5	1.3	1.3	9.2
Unrecorded Contractual Obligations:
Operating Leases (f)	2.8	0.8	1.3	0.2	0.5
Purchase Obligations (g)	621.6	606.2	15.4	—	—
Total	$775.8	$645.3	$18.9	$96.0	$15.6

(a)	As of June 30, 2019, we had no material Capital Lease Obligations.

(b)
Long-Term Debt Obligations include amounts outstanding on our credit facilities and the accrued interest for these amounts. Refer to Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information regarding our credit facilities. The fiscal year 2020 amount was recorded as a current liability.

(c)
U.S. federal income taxes payable for the one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. Refer to Note 11 - Income Taxes of Notes to Consolidated Financial Statements for more information regarding the deemed repatriation tax.

(d)	The timing of payments of certain items included on the Other Long-Term Liabilities Reflected on the Balance Sheet line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2020 amount includes $1.7 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2020 amount includes $0.3 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2020 amount includes $0.4 million for short-term warranty payments recorded as a current liability.

(e)
Excludes $6.3 million of deferred tax and other liabilities related to long-term unrecognized tax benefits which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(f)	Refer to Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(g)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. Purchase obligations as of June 30, 2019 include the placement of orders to help mitigate the potential impact related to component shortages, which requires longer lead times. In turn, material authorization agreements with customers cover a portion of the exposure for material which is purchased prior to having a firm order.

Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers to one of our China operations. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. At June 30, 2019, the drafts transferred and outstanding totaled $0.9 million. No transferee has exercised their recourse rights against us.
We also have standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on the banker’s acceptance drafts and Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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
Revenue recognition - Kimball Electronics recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services and products. The majority of our revenue is recognized over time as manufacturing services are performed where we manufacture a product with no alternative use and have an enforceable right to payment for performance completed to date. The remaining revenue is recognized when the customer obtains control of the manufactured product. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments of shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales. We recognize sales net of applicable sales or value add taxes. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time revenue is recognized, resulting in a reduction of revenue. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on the adoption of the New Revenue Guidance and our Annual Report on Form 10-K for the year ended June 30, 2018 for revenue recognition policies for periods prior to fiscal year 2019.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $4.3 million and $0.2 million at June 30, 2019 and June 30, 2018.

The increase from June 30, 2018 is primarily from income tax liabilities, indirect tax liabilities, and unrecognized tax benefits, including interest and penalties, that have been recorded related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited. This reflects management’s best assessment of the estimated taxes, interest, and penalties that are more likely than not to be paid, or for indirect taxes the probable amounts due to the tax authorities, including interest and penalties, under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2019 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 8 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2019 would not have a material impact of profitability in an annual period.

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
Management’s assessment of the effectiveness of internal control over financial reporting excluded GES, an acquisition completed in October 2018 which included purchasing substantially all of the assets and assuming certain liabilities of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., GES Infotek Pvt. Ltd., (India), GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., (China), Suzhou Global Equipment Services and Trading Co., Ltd. (China), and acquiring 100% of the capital stock of Global Equipment Services & Manufacturing Vietnam Company Limited. This acquisition represented approximately 9% and 2% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended June 30, 2019. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.
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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2019

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of
Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, Share Owners’ equity, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) which was acquired on October 1, 2018, and whose financial statements constitute 2% of net sales, and 9% of total assets of the consolidated financial statement amounts as of and for the year ended June 30, 2019. Accordingly, our audit did not include the internal control over financial reporting at GES.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue recognition in fiscal year 2019 due to the adoption of Accounting Standard Codification 606, Revenue from Contracts with Customers.

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
August 27, 2019

We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,276	$46,428
Receivables, net of allowances of $270 and $482, respectively	225,555	173,559
Contract Assets	51,929	—
Inventories	203,840	201,596
Prepaid expenses and other current assets	24,713	15,405
Total current assets	555,313	436,988
Property and Equipment, net of accumulated depreciation of $216,955 and $198,672, respectively	143,629	137,210
Goodwill	18,104	6,191
Other Intangible Assets, net of accumulated amortization of $29,874 and $27,276 respectively	22,188	4,375
Other Assets	24,877	23,994
Total Assets	$764,111	$608,758

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$34,713	$8,337
Accounts payable	197,001	187,788
Accrued expenses	43,196	32,446
Total current liabilities	274,910	228,571
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	—
Long-term income taxes payable	9,765	12,361
Other long-term liabilities	18,082	12,299
Total other liabilities	119,347	24,660
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	305,917	304,215
Retained earnings	133,982	99,374
Accumulated other comprehensive loss	(7,628)	(6,899)
Treasury stock, at cost:
Shares: 4,011,000 and 2,898,000, respectively	(62,417)	(41,163)
Total Share Owners’ Equity	369,854	355,527
Total Liabilities and Share Owners’ Equity	$764,111	$608,758
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2019	2018	2017
Net Sales	$1,181,844	$1,072,061	$930,914
Cost of Sales	1,093,438	986,031	855,479
Gross Profit	88,406	86,030	75,435
Selling and Administrative Expenses	46,653	43,992	36,660
Other General Income	(307)	—	(4,005)
Operating Income	42,060	42,038	42,780
Other Income (Expense):
Interest income	62	73	64
Interest expense	(4,069)	(527)	(271)
Non-operating income	1,483	3,647	2,596
Non-operating expense	(1,051)	(456)	(914)
Other income (expense), net	(3,575)	2,737	1,475
Income Before Taxes on Income	38,485	44,775	44,255
Provision for Income Taxes	6,927	28,023	10,076
Net Income	$31,558	$16,752	$34,179

Earnings Per Share of Common Stock:
Basic	$1.22	$0.63	$1.25
Diluted	$1.21	$0.62	$1.24

Average Number of Shares Outstanding:
Basic	25,857	26,745	27,413
Diluted	26,082	27,007	27,530
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2019			Year Ended June 30, 2018			Year Ended June 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$31,558			$16,752			$34,179
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(2,491)	$—	$(2,491)	$2,519	$—	$2,519	$2,777	$—	$2,777
Postemployment severance actuarial change	447	(108)	339	533	(188)	345	285	(107)	178
Derivative gain (loss)	3,337	(699)	2,638	(2,669)	704	(1,965)	779	(256)	523
Reclassification to (earnings) loss:
Derivatives	(1,066)	209	(857)	1,668	(213)	1,455	(13)	(161)	(174)
Amortization of actuarial change	(472)	114	(358)	(358)	140	(218)	(317)	119	(198)
Other Comprehensive Income (Loss)	$(245)	$(484)	$(729)	$1,693	$443	$2,136	$3,511	$(405)	$3,106
Total Comprehensive Income			$30,829			$18,888			$37,285

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$31,558	$16,752	$34,179
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	28,873	26,376	23,904
Gain on sales of assets	(4)	(7)	(33)
Deferred income tax and other deferred charges	(1,541)	1,213	(115)
Deferred tax valuation allowance	20	(638)	—
Stock-based compensation	5,678	5,299	3,484
Bargain purchase gain	—	—	(925)
Other, net	431	487	359
Change in operating assets and liabilities:
Receivables	(36,535)	(2,876)	(19,267)
Contract assets	(8,688)	—	—
Inventories	(35,094)	(55,769)	(8,549)
Prepaid expenses and other current assets	(6,284)	5,092	(3,976)
Accounts payable	8,001	33,272	9,486
Accrued expenses and taxes payable	6,837	10,999	8,207
Net cash (used for) provided by operating activities	(6,748)	40,200	46,754
Cash Flows From Investing Activities:
Capital expenditures	(24,665)	(25,876)	(33,254)
Proceeds from sales of assets	1,036	261	490
Payments for acquisitions, net of cash acquired	(43,889)	—	(2,138)
Purchases of capitalized software	(1,178)	(643)	(1,018)
Other, net	(13)	44	211
Net cash used for investing activities	(68,709)	(26,214)	(35,709)
Cash Flows From Financing Activities:
Proceeds from credit facilities	91,500	—	4,000
Payments on credit facilities	(12,843)	—	(13,000)
Additional net change in revolving credit facilities	26,415	(1,542)	10,000
Repurchases of common stock	(23,431)	(9,553)	(22,325)
Payments related to tax withholding for stock-based compensation	(1,766)	(1,508)	(709)
Debt issuance costs	(445)	—	—
Net cash provided by (used for) financing activities	79,430	(12,603)	(22,034)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,125)	490	806
Net Increase (Decrease) in Cash and Cash Equivalents	2,848	1,873	(10,183)
Cash and Cash Equivalents at Beginning of Year	46,428	44,555	54,738
Cash and Cash Equivalents at End of Year	$49,276	$46,428	$44,555
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2016	$301,581	$48,492	$(12,190)	$(13,514)	$324,369
Net income		34,179			34,179
Other comprehensive income			3,106		3,106
Issuance of non-restricted stock (10,000 shares)	46			119	165
Compensation expense related to stock compensation plans	3,246				3,246
Performance share issuance (136,000 shares)	(2,390)			1,502	(888)
Repurchase of Common Stock (1,528,000 shares)				(21,905)	(21,905)
Amounts at June 30, 2017	$302,483	$82,671	$(9,084)	$(33,798)	$342,272
Net income		16,752			16,752
Other comprehensive income			2,136		2,136
Tax Reform impact		(49)	49		—
Issuance of non-restricted stock (8,000 shares)	65			90	155
Compensation expense related to stock compensation plans	5,138				5,138
Performance share issuance (174,000 shares)	(3,471)			1,963	(1,508)
Repurchase of Common Stock (488,000 shares)				(9,418)	(9,418)
Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		31,558			31,558
Other comprehensive income			(729)		(729)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	5,569				5,569
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,320,000 shares)				(23,431)	(23,431)
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, and precision molded plastics. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
The Company acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018, which specialize in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries.
Kimball Electronics was a wholly owned subsidiary of Kimball International, Inc. (“former Parent” or “Kimball International”) and on October 31, 2014 became a stand-alone public company upon the completion of a spin-off from former Parent.
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The operating results of the GES acquisition are included in the Company’s consolidated financial statements beginning as of the acquisition date of October 1, 2018.
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
Segment Information:
As of June 30, 2018, Kimball Electronics had business units located in the United States, China, Mexico, Poland, Romania, and Thailand, and each of our business units qualified as an operating segment and met the aggregation criteria to be aggregated into one reportable segment. On October 1, 2018, we completed the GES acquisition, which has operations located in the United States, China, India, Japan, and Vietnam. The GES operations qualify as a single operating segment with its group results regularly reviewed by our chief operating decision maker, which is our Chief Executive Officer. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition.
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2019, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

Revenue Recognition:
We recognize revenue in accordance with the new standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments (“New Revenue Guidance”). Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical disposables, precision molded plastics, and automation, test, and inspection equipment built to customer’s specifications. Our customer agreements are generally not for a definitive term, but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short-term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate once specific volume thresholds have been met; in these cases, the rebates are accounted for as variable consideration.
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
See section entitled “New Accounting Standards” below for information on the adoption of the New Revenue Guidance.
Prior to fiscal year 2019, we recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable, and collectability was reasonably assured. Delivery was not considered to have occurred until the title and the risk of loss passed to the customer according to the terms of the contract. Title and risk of loss were considered transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2019 and 2018, we sold, without recourse, $261.2 million and $181.5 million of accounts receivable, respectively.  Factoring fees were $1.7 million and $1.1 million during fiscal years 2019 and 2018, respectively, and were included in Selling and Administrative Expense on the Consolidated Statements of Income. Factoring fees were not material in fiscal year 2017.
One of the Company’s China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.2 million and $3.8 million at June 30, 2019 and 2018, respectively, are reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2019 and 2018 were $2.7 million and $5.5 million, respectively. See Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
Inventories:
Inventories are stated at the lower of cost and net realizable value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories are valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, design changes, or cessation of product lines.
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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2019, 2018, and 2017.

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
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.  We have not recognized impairment on intangible assets during fiscal years 2019, 2018, or 2017.
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $15, $11, and $10 in fiscal years 2019, 2018, and 2017, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 20% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2019 and 2018, accrued liabilities for self-insurance exposure were $1.7 million and $1.4 million, respectively.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
Income Taxes:
Deferred income tax assets and liabilities, recorded in Other Assets and Other long-term liabilities, respectively, in the Consolidated Balance Sheets, are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
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

The Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. The tax matters agreement specifies the portion, if any, of this liability for which the Company bears responsibility, and former Parent has agreed to indemnify the Company against any amounts for which the Company is not responsible. As of June 30, 2019 and 2018, the Company has a receivable from Kimball International recorded for $0.4 million and $0.5 million, respectively, relating to benefits from domestic research and development tax credits. As of June 30, 2019 and 2018, $0.3 million and $0.4 million, respectively, of the receivable is long-term and was recorded in Other Assets on the Consolidated Balance Sheets.
Concentrations of Credit Risk:
We have business and credit risks associated with our customers concentrated in the automotive, medical, industrial, and public safety industries. The Company monitors credit quality and associated risks of receivables on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions.
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	At or For the Year Ended		At or For the Year Ended
	June 30, 2019		June 30, 2018
	Net Sales	Trade Receivables	Net Sales	Trade Receivables
Philips	14%	*	13%	*
ZF	12%	14%	15%	17%
Nexteer Automotive	12%	16%	13%	16%
Regal Beloit Corporation	*	10%	*	11%

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at one of the Company’s China operations, standby letters of credit, and operating leases entered into in the normal course of business as described in Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal years 2019 and 2017 consisted of $0.3 million and $4.0 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during fiscal year 2018.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, bargain purchase gain on acquisition, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense.

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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation:
As described in Note 10 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains the 2014 Stock Option and Incentive Plan, which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees, and to members of the Board of Directors who are not employees. The Company also maintains the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award for which performance targets have been established and is expected to vest. The Company has elected to account for forfeitures by reversing the compensation costs at the time a forfeiture occurs.
New Accounting Standards:
Adopted in Fiscal Year 2019:
In August 2018, the FASB issued guidance on changes to the disclosure requirements for fair value measurement. The new guidance modifies the disclosure requirements on fair value measurement which includes among other changes eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, eliminating the requirement to disclose the policy for timing of transfers between levels, and added a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. We adopted this guidance early, as permitted, in fiscal year 2019. As this guidance only impacts disclosures related to fair value measurement, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
In March 2017, the FASB issued guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item as other compensation costs arising from services rendered by the affected employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The update also allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this guidance were to be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. We adopted this guidance in fiscal year 2019 on a retrospective basis for the presentation of the service cost component and the other components of the net benefit cost in the income statement. The prior period presentation has been restated. The retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost in the income statement decreased our Operating income and increased our Non-operating income (expense), net by the same amount on our Consolidated Statements of Income of $0.4 million, $0.3 million, $0.3 million and for fiscal years ended 2019, 2018, and 2017, respectively. There was no effect to Net income or Earnings per share for the retrospective adoption for the presentation of the service cost component and the other components of the net benefit cost. The impact from the prospective adoption for the capitalization of only the service cost component in assets was not material.
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
A majority of our sales revenue under the New Revenue Guidance is recognized over time as manufacturing services are performed. This represents a change from our previous revenue recognition pattern as revenue was historically recognized at a point in time when title and risk of loss passed to the customer according to the terms of the contract. The remaining sales revenue for manufactured products will be recognized at a point in time when the customer obtains control of the product if the criteria to recognize revenue over time is not met for a specific contract.
The effect of the adoption of the New Revenue Guidance on our Consolidated Balance Sheet as of July 1, 2018, our Consolidated Statements of Income for the year ended June 30, 2019, and our Consolidated Balance Sheet as of June 30, 2019, resulting primarily from the change to recognize a majority of our revenue over time as manufacturing services are performed, were as follows:

(Amounts in Thousands)	Balance at June 30, 2018	Adjustments from Adoption of New Revenue Guidance	Balance at July 1, 2018
ASSETS
Contract assets	$—	$43,241	$43,241
Inventories	201,596	(39,169)	162,427
Other Assets	23,994	(871)	23,123

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	32,446	151	32,597
Retained earnings	99,374	3,050	102,424

	At or For the Year Ended
	June 30, 2019
(Amounts in Thousands)	As Reported	Amounts Excluding Changes Related to New Revenue Guidance	Effect of Change
Income Statement
Net Sales	$1,181,844	$1,173,156	$8,688
Cost of Sales	1,093,438	1,085,824	7,614
Gross Profit	88,406	87,332	1,074

Operating Income	42,060	40,986	1,074

Income Before Taxes on Income	38,485	37,411	1,074
Provision for Income Taxes	6,927	6,702	225
Net Income	$31,558	$30,709	$849

Earnings Per Share of Common Stock
Basic	$1.22	$1.19	$0.03
Diluted	$1.21	$1.18	$0.03

Balance Sheet
ASSETS
Contract assets	$51,929	$—	$51,929
Inventories	203,840	250,651	(46,811)
Other Assets	24,877	24,877	—

LIABILITIES AND SHARE OWNERS’ EQUITY
Accrued expenses	$43,196	$41,978	$1,218
Retained earnings	$133,982	$130,083	$3,899
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
In August 2017, the FASB issued guidance on Derivatives and Hedging. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.
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

The guidance is effective for us as of July 1, 2019, the beginning of our first quarter of fiscal year 2020. As allowed by the July 2018 amendment, the Company will elect not to recast the comparative periods when transitioning to the new guidance, and if applicable, recognize a cumulative effect adjustment to the beginning balance of retained earnings in fiscal year 2020.
We have completed our preliminary assessment of adopting the standard. We expect the effects of adoption will include the recognition of less than $5 million of new right-of-use assets and lease liabilities on our balance sheet, primarily for our real estate operating leases, and new disclosures about our leasing activities beginning with the Quarterly Report on Form 10-Q for the first quarter of fiscal year 2020. It is not expected to have a material effect on our financial position, results of operations, or cash flows. We expect no retained earnings adjustment.
The standard provides a number of optional practical expedients and accounting elections for an entity’s transition and ongoing accounting. We have elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, classification, and initial direct costs. We expect to elect the short-term lease recognition exemption, permitting us not to recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and do not include a purchase option whose exercise is reasonably certain.
Note 2    Acquisitions
Fiscal Year 2019 Acquisition:
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
This acquisition supported the Company’s strategy for growth and diversification into a multifaceted manufacturing solutions company. GES specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries.
Incremental costs expensed as incurred directly related to the acquisition has totaled $1.4 million, of which $0.5 million and $0.9 million were expensed during the fiscal years ended June 30, 2019 and June 30, 2018, respectively. These costs were recorded in Selling and Administrative Expenses on our Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
The GES acquisition was accounted for as a business combination. As of June 30, 2019, the Company has recorded a net adjusted purchase price of $42.4 million which includes a reduction for an estimated net working capital adjustment of $7.6 million. Cash paid, net of cash acquired, is $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. The net working capital adjustment has been disputed by the sellers of GES and is currently being resolved through the dispute resolution procedure provided for under the terms of the asset purchase agreement, and therefore, as of June 30, 2019, the purchase price is not final. The acquisition was primarily funded with the Company’s primary credit facility. The Company has determined this acquisition is not a significant subsidiary.

The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. For tax purposes, $3.9 million of the goodwill recorded as of June 30, 2019 is expected to be deductible. The fair values of the assets acquired and the liabilities assumed presented in these financial statements are preliminary and may differ from the final purchase price allocation for changes associated with the net working capital adjustment, certain tax estimates, and additional information the Company may obtain during the measurement period, which will end no later than one year from the acquisition date.

(Amounts in Thousands)	October 1, 2018
Cash	$2,257
Receivables	15,656
Inventories	6,454
Prepaid expenses and other current assets	1,424
Property and Equipment	9,100
Other Intangible Assets	19,259
Other Assets	498
Goodwill	11,913
Total assets acquired	$66,561

Borrowings under Credit Facilities	$12,843
Accounts payable	4,113
Accrued expenses	1,340
Other long-term liabilities	5,884
Total liabilities assumed	$24,180
Net assets acquired	$42,381
Income tax liabilities, indirect tax liabilities, and liabilities for unrecognized tax benefits, including interest and penalties, of $4.2 million have been recorded related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited of which $3.9 million is in Other long-term liabilities and $0.3 million is included in Accrued expenses. This reflects management’s best assessment of the estimated taxes, interest, and penalties that are more likely than not to be paid, or for indirect taxes the probable amounts due to the tax authorities, including interest and penalties, under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is significantly different from our current estimate of the tax liabilities. Included in Receivables is a related indemnification asset of $4.2 million for these estimated tax liabilities. The seller has agreed to indemnify the buyer in the purchase agreements for all taxes allocable to all pre-closing tax periods.
Other Intangible Assets include the estimated fair values for finite-lived intangible assets acquired and are listed in the table below along with their estimated useful lives which are being amortized on a straight-line basis.

(Amounts in Thousands)	Estimated Fair Value	Estimated useful life (years)
Software	$379	3 to 7
Technology	5,060	5
Trade name	6,369	10
Customer relationships	7,451	15
Total other intangible assets	$19,259

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
The Aircom acquisition added expertise in the manufacturing of precision molded plastics to our package of value. Operating results are included in the Company’s consolidated financial statements beginning from the date of acquisition. Direct transaction costs of the Aircom acquisition were not material and were expensed as incurred.
Note 3    Revenue from Contracts with Customers
We recognize revenue in accordance with the New Revenue Guidance. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding our revenue recognition policies and on the adoption of the New Revenue Guidance, including the impact on our Consolidated Balance Sheet and Consolidated Statement of Income.
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for the fiscal year ended June 30, 2019.

Fiscal Year Ended
(Amounts in Millions)	June 30, 2019
Vertical Markets:
Automotive	$474.3
Medical	367.5
Industrial	255.9
Public Safety	66.2
Other	17.9
Total net sales	$1,181.8
Approximately 70% of our net sales were recognized over time under the New Revenue Guidance for fiscal year 2019 as manufacturing services were performed. The remaining net sales were primarily recognized when the customer obtained control of the manufactured product under the New Revenue Guidance if the criteria to recognize revenue over time was not met for a specific contract. Revenue recognized for tooling, excess inventory, and other services was not material for fiscal year 2019.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheet relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. The Contract assets as of June 30, 2019 of $51.9 million increased from the Contract assets recognized as of the initial adoption of the New Revenue Guidance on July 1, 2018 of $43.2 million as a result of increased production volumes.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Consolidated Balance Sheets, which amounted to $6.3 million and $1.7 million as of June 30, 2019 and June 30, 2018, respectively.

Note 4    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Following are inventory components at June 30:

(Amounts in Thousands)	2019	2018
Finished products	$2,708	$25,552
Work-in-process	4,119	17,254
Raw materials	197,013	158,790
Total inventory	$203,840	$201,596

As a result of the adoption of the New Revenue Guidance, inventories as of June 30, 2019 have been reduced for the contracts which have been recognized in revenue over time as manufacturing services are performed. Total inventory as of June 30, 2019 is $46.8 million lower than it would have been if we had not adopted the New Revenue Guidance. Inventories as of June 30, 2018 have not been restated and continue to be reported under the accounting guidance in effect at that time. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers for further information on adoption of the New Revenue Guidance.

Note 5   Property and Equipment
Major classes of property and equipment consist of the following at June 30:

(Amounts in Thousands)	2019	2018
Land and land use rights	$11,836	$10,321
Buildings and improvements	78,508	71,385
Machinery and equipment	255,978	246,758
Construction-in-progress	14,262	7,418
Total	$360,584	$335,882
Less: Accumulated depreciation	(216,955)	(198,672)
Property and equipment, net	$143,629	$137,210
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Land use rights	39
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $26.3 for fiscal year 2019, $25.5 for fiscal year 2018, and $23.0 for fiscal year 2017.

Note 6    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2017
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Balance as of June 30, 2018
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Goodwill Acquired	11,913

Balance as of June 30, 2019
Goodwill	30,930
Accumulated impairment	(12,826)
Goodwill, net	$18,104

During fiscal year 2019, we acquired $11.9 million in goodwill resulting from the GES acquisition. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition. We had no acquired goodwill in fiscal year 2018. During fiscal years 2019, 2018, and 2017, no goodwill impairment was recognized.
A summary of other intangible assets subject to amortization is as follows:

	June 30, 2019			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,015	$27,124	$4,891	$30,484	$26,154	$4,330
Customer Relationships	8,618	1,506	7,112	1,167	1,122	45
Technology	5,060	766	4,294	—	—	—
Trade Name	6,369	478	5,891	—	—	—
Other Intangible Assets	$52,062	$29,874	$22,188	$31,651	$27,276	$4,375
During fiscal years 2019, 2018, and 2017, amortization expense of other intangible assets was, in millions, $2.6, $0.9, and $0.9, respectively. Amortization expense in future periods is expected to be, in millions, $3.1, $3.1, $2.9, $2.9, and $2.1 in the five years ending June 30, 2024, and $8.1 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Software, customer relationships, technology, and trade name intangible assets were acquired in fiscal year 2019 as a result of the GES acquisition. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition. No customer relationships, technology, and trade name intangible assets were acquired in fiscal year 2018.
Note 7    Commitments and Contingent Liabilities
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2020 to 2057 and contain minimum lease payments, in millions, of $0.8, $0.7, $0.6, $0.1, and $0.1 for the five years ending June 30, 2024, respectively, and $0.5 million thereafter. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $1.1, $0.7, and $0.7 in fiscal years 2019, 2018, and 2017, respectively.
As of June 30, 2019, capital leases were immaterial. As of June 30, 2018, the Company had no capital leases.

Guarantees:
As of June 30, 2019 and 2018, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2019 and 2018. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2019 and 2018 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Banker’s Acceptance Drafts:
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At June 30, 2019 and 2018, the drafts transferred and outstanding totaled $0.9 million and $2.0 million, respectively. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Changes in the product warranty accrual during fiscal years 2019, 2018, and 2017 were as follows:

(Amounts in Thousands)	2019	2018	2017
Product Warranty Liability at the beginning of the year	$656	$593	$605
Additions to warranty accrual (including changes in estimates)	361	346	415
Settlements made (in cash or in kind)	(59)	(283)	(427)
Product Warranty Liability at the end of the year	$958	$656	$593

Note 8    Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2019	June 30, 2019	June 30, 2018
Primary credit facility (1)	$26.8	$122.8	$6.0
Thailand overdraft credit facility (2)	2.9	—	—
China revolving credit facility (3)	7.5	—	—
Netherlands revolving credit facility (4)	7.1	3.4	2.3
Poland revolving credit facility (5)	17.1	—	—
Total credit facilities	$61.4	126.2	8.3
Less: current portion		(34.7)	(8.3)
Long-term debt under credit facilities, less current portion (6)		$91.5	$—

(1)
At June 30, 2019, the Company maintained a U.S. primary credit facility (the “primary facility”). On July 27, 2018, the Company entered into an amended and restated credit agreement among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The credit agreement amends and restates the Company’s primary credit facility, which was scheduled to mature on October 31, 2019. The credit agreement has a maturity date of July 27, 2023 and allows for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company incurred $0.4 million of debt issuance costs associated with the amended and restated credit agreement. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and acquisitions. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2019, 2018, and 2017. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1% per annum above the Adjusted LIBOR Rate (as defined in the Credit Agreement); or

c.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement);
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

The Company had $0.4 million in letters of credit contingently committed against the credit facility at both June 30, 2019 and 2018.

(2)
The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 90.0 million Thai Baht (approximately $2.9 million at June 30, 2019 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(3)
The Company also maintains a foreign revolving credit facility for one of its China operations. The China credit facility allows for borrowings of up to $7.5 million, which borrowings can be made in either Chinese Renminbi (RMB) or U.S. dollars. The availability of this uncommitted facility is at the sole discretion of the bank and is subject to the availability of funds and other relevant conditions. The bank may, at its sole discretion, agree to provide the facility on such terms and conditions as the bank deems appropriate. Further, the availability of the facility is also subject to the determination by the bank of the borrower’s actual need for such facility. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest determined by the bank and is dependent on the denomination of the currency borrowed. The facility matures on May 31, 2020.

(4)
The Company established an uncommitted revolving credit facility in fiscal year 2017 for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at June 30, 2019 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. The availability of funds under this facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general corporate purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on June 21, 2020.

(5)
During the current fiscal year, the Company established an uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 15 million Euro (approximately $17.1 million at June 30, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. The availability of funds under this uncommitted facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on December 20, 2019.

(6)
The amount of Long-term debt under credit facilities, less current maturities at June 30, 2019 reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months.

The weighted-average interest rate on short-term borrowings outstanding under the credit facilities at June 30, 2019 and June 30, 2018 were 4.5% and 2.7%, respectively. Cash payments for interest on borrowings in fiscal years 2019, 2018, and 2017 were, in millions, $3.0, $0.4, and $0.3, respectively. Capitalized interest expense was immaterial during fiscal years 2019, 2018, and 2017.
Note 9    Employee Benefit Plans
Defined Contribution Retirement Plans:
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $2.1, $2.0, and $1.7 for fiscal years 2019, 2018, and 2017, respectively.
Defined Benefit Postemployment Plans:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment.
Domestic:
The domestic severance plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits.
The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost, for the domestic severance plans, are as follows:

	June 30
(Amounts in Thousands)	2019	2018
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$1,658	$1,808
Service cost	318	364
Interest cost	42	49
Actuarial gain for the period	(447)	(533)
Benefits paid	(122)	(30)
Benefit obligation at end of year	$1,449	$1,658
Balance in current liabilities	$308	$353
Balance in noncurrent liabilities	1,141	1,305
Total benefit obligation recognized in the Consolidated Balance Sheets	$1,449	$1,658

	June 30
(Amounts in Thousands)	2019	2018
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(1,104)	$(929)
Net change in unrecognized actuarial (gain) loss	25	(175)
Accumulated Other Comprehensive Income (Loss) at end of year	$(1,079)	$(1,104)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2019	2018	2017
Service cost	$318	$364	$302
Interest cost	42	49	39
Amortization of actuarial (gain) loss	(472)	(358)	(317)
Net periodic benefit cost recognized in the Consolidated Statements of Income	$(112)	$55	$24
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
Actuarial (gain) loss is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. The estimated actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $(436) thousand.
Assumptions used to determine fiscal year end benefit obligations for both fiscal year 2019 and 2018 included a discount rate of 2.8% and a compensation growth rate of 3.0%. Weighted average assumptions used to determine fiscal year net periodic benefit costs included a discount rate of 2.8%, 2.8%, and 2.4% for fiscal years 2019, 2018, and 2017, respectively, and a compensation growth rate of 3.0% for each of the fiscal years 2019, 2018, and 2017.
Foreign:
The foreign postemployment plans include local pension, retirement, or severance plans. The components and changes in the Benefit Obligation and Net Periodic Benefit Cost, for the foreign postemployment plans, are as follows:

	June 30
(Amounts in Thousands)	2019	2018
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$1,235	$1,136
Service cost	350	212
Interest cost	87	56
Actuarial loss (gain) for the period	479	(72)
Benefits paid	(246)	(97)
Benefit obligation at end of year	$1,905	$1,235
The benefit obligation is recorded in Other long-term liabilities in the Consolidated Balance Sheets.

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2019	2018	2017
Service cost	$350	$212	$106
Interest cost	87	56	46
Recognition of actuarial (gain) loss	479	(72)	219
Net periodic benefit cost recognized in the Consolidated Statements of Income	$916	$196	$371
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
No estimated actuarial net (gain) losses for the severance plans will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.
Assumptions used to determine fiscal year end benefit obligations for both fiscal year 2019 and 2018 included a discount rate of 4.8% and 4.7%, respectively, and a compensation growth rate of 4.5% for each fiscal year. Weighted average assumptions used to determine fiscal year net periodic benefit costs included a discount rate of 4.8%, 4.7%, and 6.1% for fiscal years 2019, 2018, and 2017, respectively, and a compensation growth rate of 4.5% for each of the fiscal years 2019, 2018, and 2017.

Note 10    Stock Compensation Plans
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
Pre-tax stock compensation charged against income in fiscal years 2019, 2018, and 2017 was $5.7 million, $5.3 million, and $3.5 million, respectively. These costs are included in Selling and Administrative Expenses.
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

A summary of the Company’s performance share activity during fiscal year 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2018	556,428	$14.11
Granted	198,868	$20.03
Vested	(292,175)	$13.30
Forfeited	(15,861)	$17.08
Performance shares outstanding at June 30, 2019	447,260	$17.16
As of June 30, 2019, there was approximately $4.4 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2019 through August 2021, with a weighted average vesting period of nine months. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2019, 2018, and 2017, respectively, 292,175, 255,757, and 194,624 performance shares vested at a fair value of $3.9 million, $2.9 million, and $2.0 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2019, 2018, and 2017, respectively, the Company granted a total of 4,236, 7,694, and 10,477 unrestricted shares at an average grant date fair value of $17.69, $20.15, and $15.75 for a total fair value of $0.1 million, $0.2 million, and $0.2 million. Unrestricted shares were awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares were also awarded to a key employee which were expensed immediately.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock upon a director’s retirement or termination from the Board or death. During fiscal years 2019, 2018, and 2017, respectively, 32,758, 12,159, and 19,207 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $17.40, $20.15, and $15.79 for a total fair value of $0.6 million, $0.2 million, and $0.3 million.
Note 11    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform makes broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduces the U.S. corporate statutory tax rate from 35% to 21%. For our fiscal year ended June 30, 2018, we had a blended U.S. corporate tax rate of 28.1%, which was based on the applicable tax rates before and after Tax Reform and the number of days in the fiscal year.
Accounting guidance provides a measurement period of one year from the Tax Reform enactment date, during which a company could complete the accounting for the impacts of Tax Reform. In accordance with the accounting guidance, the Company recorded provisional tax expense of $17.8 million related to Tax Reform for fiscal year 2018, including $4.4 million for the revaluation of the net deferred tax assets and $13.4 million for the deemed repatriation tax.

In accordance with the expiration of the one-year measurement period, the Company completed the assessment of the income tax effects of Tax Reform in the second quarter of fiscal year 2019. In finalizing the tax expense resulting from Tax Reform, the Company reversed $0.4 million of previous tax expense for the deemed repatriation tax. At June 30, 2019, $9.8 million was recorded in Long-term income taxes payable on the Consolidated Balance Sheet for the deemed repatriation tax.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities as of June 30, 2019 and 2018, were as follows:

(Amounts in Thousands)	2019	2018
Deferred Tax Assets:
Receivables	$105	$158
Inventory	1,914	1,153
Employee benefits	193	194
Deferred compensation	6,149	6,496
Other current liabilities	1,275	830
Tax credit carryforwards	1,638	1,251
Goodwill	268	655
Net operating loss carryforward	2,339	2,376
Net foreign currency losses	11	—
Miscellaneous	2,970	2,394
Valuation Allowance	(658)	(638)
Total asset	$16,204	$14,869
Deferred Tax Liabilities:
Other intangible assets	$1,412	$—
Property and equipment	1,116	565
Net foreign currency gains	—	12
Miscellaneous	477	300
Total liability	$3,005	$877
Net Deferred Income Taxes	$13,199	$13,992
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2039. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2020 to 2028. A valuation allowance was provided as of June 30, 2019 and 2018 for deferred tax assets related to certain state credits of, in thousands, $658 and $638. Except as reserved for in the valuation allowance, we believe our tax credit and net operating loss carryforwards are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2019	2018	2017
United States	$11,191	$5,609	$10,051
Foreign	27,294	39,166	34,204
Total income before taxes on income	$38,485	$44,775	$44,255
Tax Reform changes included, but were not limited to, (i) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, and (ii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $240 million as of June 30, 2019. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2019	2018	2017
Current Taxes:
Federal	$872	$13,132	$2,696
Foreign	7,545	11,982	8,130
State	203	459	134
Total payable	$8,620	$25,573	$10,960
Deferred Taxes:
Federal	$67	$5,015	$6
Foreign	(1,177)	(2,427)	(631)
State	(603)	(776)	(259)
Valuation allowance	20	638	—
Total deferred	$(1,693)	$2,450	$(884)
Total provision for income taxes	$6,927	$28,023	$10,076
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2019		2018		2017
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$8,082	21.0%	$12,582	28.1%	$15,489	35.0%
State income taxes, net of federal income tax benefit	(320)	(0.8)	(408)	(0.9)	(81)	(0.2)
Foreign tax rate differential	313	0.8	(1,615)	(3.6)	(3,832)	(8.7)
Impact of foreign exchange rates on foreign income taxes	156	0.4	180	0.4	(613)	(1.4)
Valuation allowance	20	0.1	638	1.4	—	—
Research credit	(627)	(1.6)	(378)	(0.8)	(348)	(0.8)
Deemed repatriation	(416)	(1.1)	13,436	30.0	—	—
Revaluation of net deferred tax assets	(10)	—	4,357	9.7	—	—
Other - net	(271)	(0.8)	(769)	(1.7)	(539)	(1.1)
Total provision for income taxes	$6,927	18.0%	$28,023	62.6%	$10,076	22.8%
Net cash payments for income taxes were, in thousands, $10,172, $14,724 and $5,896 in fiscal years 2019, 2018, and 2017, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2019, 2018, and 2017 were as follows:

(Amounts in Thousands)	2019	2018	2017
Beginning balance - July 1	$160	$102	$46
Tax positions related to prior fiscal years:
Additions	758	78	56
Reductions	—	(20)	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(14)	—	—
Ending balance - June 30	$904	$160	$102
Portion that, if recognized, would reduce tax expense and effective tax rate	$214	$137	$85
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of June 30, 2019 was $1.6 million. Interest and penalties accrued for unrecognized tax benefits as of June 30, 2018 and 2017 and expenses related to interest and penalties in fiscal years 2019, 2018, and 2017 were not material.
Liabilities for unrecognized tax benefits, including interest and penalties, have been recorded as a result of the GES acquisition related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited. This reflects management’s best assessment of the estimated taxes, interest, and penalties that are more likely than not to be paid under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information related to the GES acquisition.
In connection with the spin-off, the Company entered into a Tax Matters Agreement with former Parent that governs the Company’s rights and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding income taxes, other tax matters, and related tax returns. The Company will continue to have joint and several liabilities with former Parent with the IRS and certain U.S. state tax authorities for U.S. federal income and state taxes for the taxable periods in which the Company was a part of former Parent’s consolidated group. For additional information, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Former Parent is no longer subject to any significant U.S. federal tax examinations by tax authorities for years which the Company was part of former Parent’s consolidated group. Former Parent is subject to various state and local income tax examinations by tax authorities for years after June 30, 2014.
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2016. We are subject to various state and local income tax examinations by tax authorities for years after June 30, 2014, and various foreign jurisdictions for years after June 30, 2013.
Global Equipment Services & Manufacturing Vietnam Company Limited is subject to U.S. federal tax examinations and various state and local jurisdictions by tax authorities for years after December 31, 2007 and for various foreign jurisdictions for years after December 31, 2008 relating to periods prior to the acquisition date.

Note 12    Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time.
During fiscal year 2019, the Company repurchased $23.4 million of common stock under the Plan at an average price of $17.75 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $67.9 million of common stock under that Plan at an average cost of $15.04 per share.
Note 13    Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2019.
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
As of June 30, 2019 and 2018, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,123	$—	$1,123
Derivatives: foreign exchange contracts	—	1,832	1,832
Trading securities: mutual funds held in nonqualified SERP	9,268	—	9,268
Total assets at fair value	$10,391	$1,832	$12,223
Liabilities
Derivatives: foreign exchange contracts	$—	$299	$299
Total liabilities at fair value	$—	$299	$299

	June 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,099	$—	$1,099
Derivatives: foreign exchange contracts	—	1,713	1,713
Trading securities: mutual funds held in nonqualified SERP	8,769	—	8,769
Total assets at fair value	$9,868	$1,713	$11,581
Liabilities
Derivatives: foreign exchange contracts	$—	$1,867	$1,867
Total liabilities at fair value	$—	$1,867	$1,867
We had no Level 3 assets or liabilities during fiscal years 2019 and 2018.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 15 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
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

Note 14    Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2019, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.3 million and to hedge currencies against the Euro in the aggregate notional amount of 75.4 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2019, we estimate that approximately $0.6 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2020. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2019 and June 30, 2018.
See Note 13 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 19 - Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2019	June 30 2018	Balance Sheet Location	June 30 2019	June 30 2018
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	$758	Accrued expenses	$278	$1,857

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	696	955	Accrued expenses	21	10
Total derivatives		$1,832	$1,713		$299	$1,867

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2019	2018	2017
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$3,337	$(2,669)	$779

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2019	2018	2017
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$1,061	$(1,648)	$18
Foreign exchange contracts	Non-operating income (expense)	—	(11)	(5)
Total		$1,061	$(1,659)	$13

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$5	$(9)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$2,766	$796	$(42)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$3,832	$(872)	$(29)

Note 15    Investments
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2019, 2018, and 2017 was, in thousands, $35, $552, and $789, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2019	2018
SERP investments - current asset	$1,728	$294
SERP investments - other long-term asset	7,540	8,475
Total SERP investments	$9,268	$8,769
SERP obligation - current liability	$1,728	$294
SERP obligation - other long-term liability	7,540	8,475
Total SERP obligation	$9,268	$8,769

Note 16    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2019	2018
Taxes	$5,760	$2,803
Compensation	19,046	18,008
Customer advance payments	6,345	1,729
Retirement plan	1,959	1,791
Insurance	1,675	1,375
Other expenses	8,411	6,740
Total accrued expenses	$43,196	$32,446

Note 17   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. In fiscal year 2019, the Company changed its presentation of net sales by country, which were previously disclosed based on the destination of the product shipped. The change to disclose net sales by country based on the business unit location is to better reflect where the performance obligations are performed and the revenue is earned. Long-lived assets include property and equipment and capitalized software. Prior year periods have been restated to conform to the current year presentation.

	At or For the Year Ended June 30
(Amounts in Thousands)	2019	2018	2017
Net Sales:
United States	$321,805	$224,834	$189,184
Mexico	282,400	256,537	219,585
Poland	251,635	282,847	254,448
China	146,332	177,930	172,117
Other Foreign	179,672	129,913	95,580
Total net sales	$1,181,844	$1,072,061	$930,914
Long-Lived Assets:
United States	$43,887	$39,465	$41,308
Mexico	31,238	30,733	30,235
Poland	29,736	33,629	32,315
Romania	19,546	19,394	16,468
China	12,138	14,546	17,106
Other Foreign	11,975	3,773	4,629
Total long-lived assets	$148,520	$141,540	$142,061

Note 18    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2019	2018	2017
Basic and Diluted Earnings Per Share:
Net Income	$31,558	$16,752	$34,179
Less: Net Income allocated to participating securities	32	9	15
Net Income allocated to common Share Owners	$31,526	$16,743	$34,164

Basic weighted average common shares outstanding	25,857	26,745	27,413
Dilutive effect of average outstanding performance shares	200	255	110
Dilutive effect of average outstanding deferred stock units	25	7	7
Dilutive weighted average shares outstanding	26,082	27,007	27,530

Earnings Per Share of Common Stock:
Basic	$1.22	$0.63	$1.25
Diluted	$1.21	$0.62	$1.24

Note 19   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(6,876)	$(2,788)	$580	$(9,084)
Other comprehensive income (loss) before reclassifications	2,519	(1,965)	345	899
Reclassification to (earnings) loss	—	1,455	(218)	1,237
Net current-period other comprehensive income (loss)	$2,519	$(510)	$127	$2,136
Tax Reform impact (1)	—	(81)	130	49
Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)

Other comprehensive income (loss) before reclassifications	(2,491)	2,638	339	486
Reclassification to (earnings) loss	—	(857)	(358)	(1,215)
Net current-period other comprehensive income (loss)	(2,491)	1,781	(19)	(729)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
(1) During fiscal year 2018, the Company adopted a new accounting standard on accounting for the reclassification of certain tax effects from accumulated other comprehensive income related to Tax Reform.
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income
	Year Ended June 30
(Amounts in Thousands)	2019	2018
Derivative Gain (Loss) (1)	$1,061	$(1,648)	Cost of Sales
	5	(20)	Non-operating income (expense), net
	(209)	213	Benefit (Provision) for Income Taxes
	$857	$(1,455)	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$472	$358	Non-operating income
	(114)	(140)	Benefit (Provision) for Income Taxes
	$358	$218	Net of Tax

Total Reclassifications for the Period	$1,215	$(1,237)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 9 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans. See Note 1 - Business Description and Summary of Significant Accounting Policies for further information on the restatement of the prior period presentation in the table above due to the adoption of new guidance issued by the FASB.

Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2019:
Net Sales	$265,620	$284,149	$313,454	$318,621
Gross Profit	18,186	20,444	26,554	23,222
Operating Income	7,032	10,212	14,497	10,319
Net Income	5,069	7,115	11,849	7,525
Basic Earnings Per Share	$0.19	$0.27	$0.46	$0.30
Diluted Earnings Per Share	$0.19	$0.27	$0.46	$0.29
Fiscal Year 2018:
Net Sales	$253,204	$258,151	$283,938	$276,768
Gross Profit (1)	19,453	20,921	22,881	22,775
Operating Income (1)	9,523	10,119	11,130	11,266
Net Income (2)	8,480	(8,347)	10,835	5,784
Basic Earnings Per Share	$0.32	$(0.31)	$0.41	$0.22
Diluted Earnings Per Share	$0.31	$(0.31)	$0.40	$0.22
(1) Prior period has been restated to reflect the retrospective adoption of new accounting guidance issued by the FASB on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. See Note 1 - Business Description and Summary of Significant Accounting Policies for further information on the restatement of the prior period presentation. There was no effect to Net Income or Diluted Earnings per Share.
(2) Net income for the quarter ended December 31, 2017 included income tax expense of $16.6 million ($0.62 per diluted share) due to the U.S. Tax Cuts and Jobs Act (“Tax Reform”) that was enacted into law in December 2017 and relates to the deemed repatriation of unremitted foreign earnings and the revaluation of net deferred tax assets.
Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2019.

(b)	Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c)	Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Corporate Governance at Kimball Electronics.”
Information about Our Executive Officers
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Delinquent Section 16(a) Reports.”
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
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the captions “Corporate Governance at Kimball Electronics” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the captions “Equity Compensation Plans Information” and “Share Ownership Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 7, 2019 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2019	81

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
2.1
Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

2.2(d)(e)
Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of May 11, 2018 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-K for the year ended June 30, 2018, File No. 001-36454)

2.3
Amendment Number One to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of July 12, 2018 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended December 31, 2018, File No. 001-36454)

2.4(d)
Amendment Number Two to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of September 14, 2018 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended December 31, 2018, File No. 001-36454)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A filed October 23, 2014, File No. 001-36454)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 13, 2017, File No. 001-36454)
4.1(b)	Description of the Company’s Registered Securities
10.1(a)(b)	Summary of Director and Named Executive Officer Compensation
10.2(a)	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2017, File No. 001-36454)
10.3(a)	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014, File No. 001-36454)
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

10.9(a)
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2015, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2015 but prior to June 29, 2016 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2015, File No. 001-36454)

10.10(a)
Description of the Kimball Electronics, Inc. 2014 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.10 of Amendment 4 to the Company’s Form 10 filed on September 30, 2014, File No. 001-36454)

10.11(a)
Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”) (Incorporated by reference to Exhibit 10.8 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.12(a)
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2016, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2016, File No. 001-36454)

10.13(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)
10.14(a)
Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)

10.15
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

(d)
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will supplementally furnish any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.

(e)	Confidential treatment has been requested and granted as to certain portions of this Exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2019

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 27, 2019

/s/ MARK D. HODELL
Mark D. Hodell
Corporate Controller,
(functioning as Principal Accounting Officer)
August 27, 2019

Signature	Signature

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

ROBERT J. PHILLIPPY *	GREGORY A. THAXTON *
Robert J. Phillippy	Gregory A. Thaxton
Director	Director

THOMAS J. TISCHHAUSER *	CHRISTINE M. VUJOVICH *
Thomas J. Tischhauser	Christine M. Vujovich
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2019	/s/ DONALD D. CHARRON
Donald D. Charron
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2019
Valuation Allowances:
Receivables	$482	$184	$14	$(410)	$270
Deferred Tax Asset	$638	$20	$—	$—	$658
Year Ended June 30, 2018
Valuation Allowances:
Receivables	$284	$259	$(51)	$(10)	$482
Deferred Tax Asset	$—	$638	$—	$—	$638
Year Ended June 30, 2017
Valuation Allowances:
Receivables	$192	$129	$(37)	$—	$284