Form 10-Q
period 2019-09-30
Kimball Electronics, Inc.
filed 2019-11-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 23, 2019 was 25,199,305 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$55,351	$49,276
Receivables, net of allowances of $301 and $270, respectively	185,771	225,555
Contract assets	60,800	51,929
Inventories	200,753	203,840
Prepaid expenses and other current assets	25,377	24,713
Total current assets	528,052	555,313
Property and Equipment, net of accumulated depreciation of $219,573 and $216,955, respectively	142,895	143,629
Goodwill	19,936	18,104
Other Intangible Assets, net of accumulated amortization of $30,639 and $29,874, respectively	21,505	22,188
Other Assets	27,507	24,877
Total Assets	$739,895	$764,111

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$18,067	$34,713
Accounts payable	193,300	197,001
Accrued expenses	38,210	43,196
Total current liabilities	249,577	274,910
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	91,500
Long-term income taxes payable	9,765	9,765
Other long-term liabilities	19,800	18,082
Total other liabilities	121,065	119,347
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	304,112	305,917
Retained earnings	140,580	133,982
Accumulated other comprehensive loss	(11,572)	(7,628)
Treasury stock, at cost:
Shares: 4,060,000 and 4,011,000, respectively	(63,867)	(62,417)
Total Share Owners’ Equity	369,253	369,854
Total Liabilities and Share Owners’ Equity	$739,895	$764,111

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2019	2018
Net Sales	$313,385	$265,620
Cost of Sales	291,192	247,434
Gross Profit	22,193	18,186
Selling and Administrative Expenses	11,078	11,246
Other General Income	—	(92)
Operating Income	11,115	7,032
Other Income (Expense):
Interest income	18	6
Interest expense	(1,208)	(389)
Non-operating income (expense), net	(1,212)	(171)
Other income (expense), net	(2,402)	(554)
Income Before Taxes on Income	8,713	6,478
Provision for Income Taxes	2,115	1,409
Net Income	$6,598	$5,069

Earnings Per Share of Common Stock:
Basic	$0.26	$0.19
Diluted	$0.26	$0.19

Average Number of Shares Outstanding:
Basic	25,495	26,507
Diluted	25,609	26,628

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,598			$5,069
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,665)	$—	$(3,665)	$(658)	$—	$(658)
Postemployment severance actuarial change	(165)	52	(113)	213	(52)	161
Derivative gain (loss)	275	(32)	243	1,947	(424)	1,523
Reclassification to (earnings) loss:
Derivatives	(411)	80	(331)	100	(27)	73
Amortization of actuarial change	(102)	24	(78)	(111)	27	(84)
Other comprehensive income (loss)	$(4,068)	$124	$(3,944)	$1,491	$(476)	$1,015
Total comprehensive income			$2,654			$6,084

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2019	2018
Cash Flows From Operating Activities:
Net income	$6,598	$5,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,312	6,755
Gain on sales of assets	(12)	(70)
Deferred income tax and other deferred charges	(746)	(1,645)
Deferred tax valuation allowance	135	—
Stock-based compensation	1,252	1,452
Other, net	33	76
Change in operating assets and liabilities:
Receivables	38,885	3,697
Contract assets	(8,871)	(378)
Inventories	2,357	(25,925)
Prepaid expenses and other current assets	667	343
Accounts payable	(1,788)	4,693
Accrued expenses and taxes payable	(6,203)	(4,080)
Net cash provided by (used for) operating activities	39,619	(10,013)
Cash Flows From Investing Activities:
Capital expenditures	(11,589)	(4,675)
Proceeds from sales of assets	30	172
Purchases of capitalized software	(108)	(159)
Other, net	(58)	16
Net cash used for investing activities	(11,725)	(4,646)
Cash Flows From Financing Activities:
Net change in revolving credit facilities	(16,486)	50,950
Repurchases of common stock	(3,090)	(5,028)
Payments related to tax withholding for stock-based compensation	(1,012)	(1,763)
Debt issuance costs	—	(445)
Net cash (used for) provided by financing activities	(20,588)	43,714
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,231)	(514)
Net Increase in Cash and Cash Equivalents	6,075	28,541
Cash and Cash Equivalents at Beginning of Period	49,276	46,428
Cash and Cash Equivalents at End of Period	$55,351	$74,969
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,305	$1,501
Interest expense	$1,665	$149

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		6,598			6,598
Other comprehensive income (loss)			(3,944)		(3,944)
Issuance of non-restricted stock (1,000 shares)	1			4	5
Compensation expense related to stock compensation plans	1,230				1,230
Performance share issuance (181,000 shares)	(3,036)			2,027	(1,009)
Repurchase of Common Stock (230,000 shares)				(3,481)	(3,481)
Amounts at September 30, 2019	$304,112	$140,580	$(11,572)	$(63,867)	$369,253

Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		5,069			5,069
Other comprehensive income			1,015		1,015
Cumulative effect of accounting change		3,050			3,050
Compensation expense related to stock compensation plans	1,409				1,409
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (277,000 shares)				(5,424)	(5,424)
Amounts at September 30, 2018	$301,729	$107,493	$(5,884)	$(44,454)	$358,884

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2019 and June 30, 2019, results of operations for the three months ended September 30, 2019 and 2018, cash flows for the three months ended September 30, 2019 and 2018, and share owners’ equity for the three months ended September 30, 2019 and 2018. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2019 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Revenue Recognition:
Our revenue is generated from contracts with customers primarily for manufacturing services provided for the production of electronic assemblies, components, medical disposables, and automation, test, and inspection equipment all built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short-term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate once specific volume thresholds have been met; in these cases, the rebates are accounted for as variable consideration.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2019 and 2018, we sold, without recourse, $76.0 million and $60.7 million of accounts receivable, respectively. Factoring fees were $0.6 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and are primarily recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of the Company’s China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $2.9 million at September 30, 2019 and $4.2 million at June 30, 2019, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2019 and 2018 were $0.3 million and $0.7 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the three months ended September 30, 2018 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded in the three months ended September 30, 2019.

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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Foreign currency/derivative loss	$(1,113)	$(700)
Gain (loss) on supplemental employee retirement plan investments	(22)	119
Foreign government subsidies	—	466
Other	(77)	(56)
Non-operating income (expense), net	$(1,212)	$(171)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
Deferred income tax assets and liabilities, recorded in Other Assets and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets, are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Condensed Consolidated Statements of Income.
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of September 30, 2019 and June 30, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets.
New Accounting Standards:
Adopted in fiscal year 2020:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases with subsequent amendments to this new guidance in January 2018, July 2018, and December 2018. The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases and requires additional qualitative and quantitative disclosures. Under previous guidance, only capital leases were recognized on the balance sheet. We adopted this standard on July 1, 2019, the beginning of our first quarter of fiscal year 2020, under the modified retrospective method. As allowed by the July 2018 amendment, the Company has not recast the comparative periods.

We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, classification, and initial direct costs. We also elected the short-term lease recognition exemption, permitting us not to recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and do not include a purchase option whose exercise is reasonably certain.
Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our estimated incremental borrowing rate, unless the implicit rate is readily determinable. The estimated incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.
The adoption resulted in the recognition of $2.6 million of right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheet, primarily for our real estate operating leases. The adoption did not have a material effect on our results of operations or cash flows. There was no cumulative-effect adjustment to equity. See Note 14 - Leases of Notes to Condensed Consolidated Financial Statements for more information on leases.
In August 2017, the FASB issued guidance on Derivatives and Hedging. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted this during the first quarter of fiscal year 2020 with an immaterial effect on our Condensed Consolidated Financial Statements.
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
Incremental costs directly related to the acquisition totaled $1.5 million, which were expensed as incurred, including $0.1 million during each of the three months ended September 30, 2019 and 2018 and these costs were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
The GES acquisition was accounted for as a business combination. As of September 30, 2019, the Company has recorded a net adjusted purchase price of $42.4 million which includes a reduction for an estimated net working capital adjustment of $7.6 million. The net working capital adjustment as provided for in the agreement is being disputed by the sellers of GES and is continuing to be resolved through the dispute resolution procedure provided for under the terms of the asset purchase agreement.
Cash paid, net of cash acquired, is $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. The acquisition was primarily funded with the Company’s primary credit facility. The Company has determined this acquisition is not a significant subsidiary.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. Measurement period adjustments during the first quarter of fiscal year 2020 included a reduction of $2.0 million to Property and Equipment as a result of additional information obtained related to the valuation of certain equipment as of the acquisition date and a $0.2 million reduction in Other long-term liabilities to adjust deferred tax liabilities on the equipment. These measurement period adjustments to the purchase price allocation in the first quarter of fiscal year 2020 increased Goodwill by $1.8 million. The twelve-month measurement period ended on September 30, 2019. Any subsequent adjustments related to the purchase price allocation, specifically as it relates to an adjustment for the final resolution of the net working capital adjustment, as applicable, will be recorded in earnings during the period of resolution and will not be reflected in goodwill. For tax purposes, $4.5 million of the goodwill recorded is expected to be deductible.

(Amounts in Thousands)	October 1, 2018
Cash	$2,257
Receivables	15,656
Inventories	6,454
Prepaid expenses and other current assets	1,424
Property and Equipment	7,037
Other Intangible Assets	19,259
Other Assets	498
Goodwill	13,745
Total assets acquired	$66,330

Borrowings under Credit Facilities	$12,843
Accounts payable	4,113
Accrued expenses	1,340
Other long-term liabilities	5,653
Total liabilities assumed	$23,949
Net assets acquired	$42,381
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
	$19,259

Note 3. Revenue from Contracts with Customers
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30
(Amounts in Millions)	2019	2018
Vertical Markets:
Automotive	$124.4	$105.9
Medical	101.3	82.2
Industrial	64.7	57.4
Public Safety	17.1	17.1
Other	5.9	3.0
Total net sales	$313.4	$265.6
For the three months ended September 30, 2019 and 2018, approximately 69% and 73% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenue was primarily recognized at a point in time when the customer obtained control of the manufactured product.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Contract assets were $60.8 million and $51.9 million as of September 30, 2019 and June 30, 2019, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $5.5 million and $6.3 million as of September 30, 2019 and June 30, 2019, respectively.
Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2019	June 30, 2019
Finished products	$5,213	$2,708
Work-in-process	1,900	4,119
Raw materials	193,640	197,013
Total inventory	$200,753	$203,840

Note 5. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(3,665)	243	(113)	(3,535)
Reclassification to (earnings) loss	—	(331)	(78)	(409)
Net current-period other comprehensive income (loss)	(3,665)	(88)	(191)	(3,944)
Balance at September 30, 2019	$(10,513)	$(1,686)	$627	$(11,572)

Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(658)	1,523	161	1,026
Reclassification to (earnings) loss	—	73	(84)	(11)
Net current-period other comprehensive income (loss)	(658)	1,596	77	1,015
Balance at September 30, 2018	$(5,015)	$(1,783)	$914	$(5,884)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2019	2018
Derivative gain (loss) (1)	$411	$(117)	Cost of Sales
	—	17	Non-operating income (expense), net
	(80)	27	Benefit (Provision) for Income Taxes
	$331	$(73)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	102	111	Non-operating income (expense), net
	(24)	(27)	Benefit (Provision) for Income Taxes
	$78	$84	Net of Tax
Total reclassifications for the period	$409	$11	Net of Tax
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

Note 6. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of September 30, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2019 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At September 30, 2019, the drafts transferred and outstanding totaled $0.3 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Product warranty liability at the beginning of the period	$958	$656
Additions to warranty accrual (including changes in estimates)	24	115
Settlements made (in cash or in kind)	(23)	(4)
Product warranty liability at the end of the period	$959	$767

Note 7. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2019	September 30, 2019	June 30, 2019
Primary credit facility (1)	$44.4	$105.2	$122.8
Thailand overdraft credit facility (2)	2.9	—	—
China revolving credit facility (2)	7.5	—	—
Netherlands revolving credit facility (2)	5.6	4.4	3.4
Poland revolving credit facility (2)	16.4	—	—
Total credit facilities	$76.8	$109.6	$126.2
Less: current portion		$(18.1)	$(34.7)
Long-term debt under credit facilities, less current portion (3)		$91.5	$91.5

(1)
At September 30, 2019, the Company maintains a U.S. primary credit facility (the “primary facility”) dated as of July 27, 2018 and scheduled to mature in July 2023. The primary facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.

The interest rate on borrowings is dependent on the type of borrowings and will be one of the two options:

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

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.1 to 1.0.
The Company had $0.4 million in letters of credit contingently committed against the credit facility at September 30, 2019.

(2)
At September 30, 2019, the Company also maintains foreign credit facilities in Thailand, China, Poland, and the Netherlands. For more information on these foreign credit facilities, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.

(3)
The amount of Long-term debt, less current maturities at September 30, 2019 reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months.

The weighted-average interest rate on the borrowings outstanding under the credit facilities at September 30, 2019 was 4.1%.

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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.
Recurring Fair Value Measurements:
As of September 30, 2019 and June 30, 2019, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,129	$—	$1,129
Derivatives: foreign exchange contracts	—	2,777	2,777
Trading securities: mutual funds held in nonqualified SERP	9,472	—	9,472
Total assets at fair value	$10,601	$2,777	$13,378
Liabilities
Derivatives: foreign exchange contracts	$—	$597	$597
Total liabilities at fair value	$—	$597	$597

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,123	$—	$1,123
Derivatives: foreign exchange contracts	—	1,832	1,832
Trading securities: mutual funds held in nonqualified SERP	9,268	—	9,268
Total assets at fair value	$10,391	$1,832	$12,223
Liabilities
Derivatives: foreign exchange contracts	$—	$299	$299
Total liabilities at fair value	$—	$299	$299
We had no level 3 assets or liabilities measured at fair value during the three months ended September 30, 2019.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2019, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.3 million and to hedge currencies against the Euro in the aggregate notional amount of 77.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of September 30, 2019, we estimate that approximately $0.4 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2019 and June 30, 2019.

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
We adopted a new accounting standard effective July 1, 2019 which eliminated the requirement to separately measure and report hedge ineffectiveness. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the adoption of this new accounting standard.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2019	June 30, 2019	Balance Sheet Location	September 30, 2019	June 30, 2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,139	$1,136	Accrued expenses	$597	$278

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,638	696	Accrued expenses	—	21
Total derivatives		$2,777	$1,832		$597	$299
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$275	$1,947
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2019	2018
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$411	$(117)
Foreign exchange contracts	Non-operating income (expense)	—	17
Total		$411	$(100)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,698	$564

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$2,109	$464

Note 10. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The (decrease)/increase in net unrealized holding gains for the three months ended September 30, 2019 and 2018 was, in thousands, $(53) and $91, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2019	June 30, 2019
SERP investments - current asset	$1,760	$1,728
SERP investments - other long-term asset	7,712	7,540
Total SERP investments	$9,472	$9,268

SERP obligation - current liability	$1,760	$1,728
SERP obligation - other long-term liability	7,712	7,540
Total SERP obligation	$9,472	$9,268
Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees and other statutory required postemployment plans for certain foreign subsidiaries. The domestic severance plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. The foreign postemployment plans include local pension, retirement, or severance plans. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. The net periodic postemployment benefit costs were not material for the three months ended September 30, 2019 and 2018. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plans
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. The Company also maintains a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors of the Company’s Board of Directors (the “Board”) to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.

During the first three months of fiscal year 2020, the following stock compensation was awarded under the Plan. No awards were issued under the Deferral Plan during the period.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	252,878	$14.39

Unrestricted shares (3)	1st Quarter	500	$14.39

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
(3) Unrestricted shares were awarded under the Plan to a key employee which were expensed immediately. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2019
Goodwill	$30,930
Accumulated impairment	(12,826)
Goodwill, net	18,104
Goodwill, Additions	1,832
Balance as of September 30, 2019
Goodwill	32,762
Accumulated impairment	(12,826)
Goodwill, net	$19,936
During the first three months of fiscal year 2020, we added $1.8 million to goodwill resulting from measurement period adjustments to the purchase price allocation of the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

A summary of other intangible assets subject to amortization is as follows:

	September 30, 2019			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,097	$27,351	$4,746	$32,015	$27,124	$4,891
Customer Relationships	8,618	1,633	6,985	8,618	1,506	7,112
Technology	5,060	1,018	4,042	5,060	766	4,294
Trade Name	6,369	637	5,732	6,369	478	5,891
Other Intangible Assets	$52,144	$30,639	$21,505	$52,062	$29,874	$22,188
During the three months ended September 30, 2019 and September 30, 2018, amortization expense of other intangible assets was, in millions, $0.8 and $0.2, respectively.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 14. Leases
The Company determines if a contract is or contains a lease at inception. The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2020 to 2057. The Company has a minimal number of finance leases with an immaterial impact on its condensed consolidated financial statements.
Operating lease costs for the three months ended September 30, 2019 were $0.3 million, including short-term and variable lease costs. Cash payments for operating leases included in the measurement of lease liabilities for the three months ended September 30, 2019 were $0.2 million, which is included in Cash Flows from Operating Activities in the Condensed Consolidated Statement of Cash Flows.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of September 30, 2019 were as follows:

(Amounts in Thousands)
Operating lease right-of-use assets (included in Other Assets)	$2,406
Operating lease liability, current (included in Accrued expenses)	$793
Operating lease liability, noncurrent (included in Other long-term liabilities)	$1,613
Weighted average remaining lease term - operating leases	5.3
Weighted average discount rate - operating leases	3.5%
Future lease payments as of September 30, 2019 are as follows:

(Amounts in Thousands)
2020 (1)	$632
2021	710
2022	575
2023	95
2024	95
Thereafter	475
Total undiscounted lease payments	$2,582
Less: imputed interest	176
Total lease liabilities	$2,406
(1) Represents estimated lease payments for the remaining nine-month period ending June 30, 2020.
As reported under the previous lease accounting standard, the aggregate future minimum rental payments on our operating leases, as of June 30, 2019, were, in millions, $0.8, $0.7, $0.6, $0.1, and $0.1 for the five years ending June 30, 2024, respectively, and $0.5 thereafter.

Note 15. Share Owners’ Equity
On October 21, 2015, the Board authorized an 18-month stock repurchase plan (the “Stock Repurchase Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Stock Repurchase Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Stock Repurchase Plan may be suspended or discontinued at any time.
During the three months ended September 30, 2019, the Company repurchased $3.5 million of common stock at an average price of $15.10 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Stock Repurchase Plan, the Company has repurchased $71.4 million of common stock under the Stock Repurchase Plan at an average cost of $15.04 per share.
Note 16. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2019	2018
Basic and Diluted Earnings Per Share:
Net Income	$6,598	$5,069
Less: Net Income allocated to participating securities	8	2
Net Income allocated to common Share Owners	$6,590	$5,067

Basic weighted average common shares outstanding	25,495	26,507
Dilutive effect of average outstanding performance shares	90	111
Dilutive effect of average outstanding deferred stock units	24	10
Dilutive weighted average shares outstanding	25,609	26,628

Earnings Per Share of Common Stock:
Basic	$0.26	$0.19
Diluted	$0.26	$0.19

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
The September 2019 edition of Manufacturing Market Insider published by New Venture Research indicated that the group of the largest 20 contract manufacturers, of which we are a member, experienced revenue growth of 4.9% in the first half of calendar year 2019 when compared to the first half of calendar year 2018. During the first half of calendar year 2019, we experienced growth of 12.7% when compared to the first half of calendar year 2018.
Our overall expectation for the contract manufacturing services market is moderate growth with mixed demand. Our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our current goal is to grow at an 8% annual organic growth rate.
The automotive end market continues to benefit from the trend of increasing electronic content that is placed in automobiles.  We experienced growth in the automotive market over the prior year, led by the continued ramp-up of new programs. In the medical market, growth was driven largely from an overall strengthening of the market. In the industrial market, growth was driven in large part from the sales of our recent acquisition completed on October 1, 2018, discussed in further detail below, in addition to increased demand for smart metering products.  Overall, we have experienced mixed demand in the public safety market.  We continue to monitor the current economic environment and its potential impact on our customers.
We expect to make investments that will help us continue our development into a multifaceted manufacturing solutions provider, including through acquisitions. As discussed in Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements, we completed the acquisition of GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”) on October 1, 2018. GES specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries.
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

We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $369 million at September 30, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $132.2 million at September 30, 2019.
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

•
Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

	Three Months Ended
	September 30
Customer Service Years	2019	2018
More than 10 Years
% of Net Sales	76%	66%
# of Customers	37	28
5 to 10 Years
% of Net Sales	12%	20%
# of Customers	19	16
Less than 5 Years
% of Net Sales	12%	14%
# of Customers	19	28
Total
% of Net Sales	100%	100%
# of Customers	75	72

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2019.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2019	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$313.4		$265.6		18%
Gross Profit	$22.2	7.1%	$18.2	6.8%	22%
Selling and Administrative Expenses	$11.1	3.6%	$11.2	4.2%	(1)%
Other General Income	$—		$0.1
Operating Income	$11.1	3.5%	$7.0	2.6%	58%
Net Income	$6.6		$5.1		30%
Diluted Earnings per Share	$0.26		$0.19		37%
Open Orders	$389.5		$278.2		40%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2019	2018	% Change
Automotive	$124.4	$105.9	17%
Medical	101.3	82.2	23%
Industrial	64.7	57.4	13%
Public Safety	17.1	17.1	—%
Other	5.9	3.0	96%
Total Net Sales	$313.4	$265.6	18%
First quarter fiscal year 2020 consolidated net sales increased compared to the first quarter of fiscal year 2019 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. Sales generated from the GES acquisition favorably impacted sales by 2% during the first quarter of fiscal year 2020, which were offset by a 2% unfavorable foreign currency exchange fluctuation. Sales generated from the GES acquisition are primarily included in the industrial end market vertical.
By end market vertical, three of our market verticals experienced double-digit sales growth in the first quarter of fiscal year 2020 when compared to the first quarter of fiscal year 2019, with sales to customers in the medical market experiencing record sales in the current quarter. Sales to customers in the automotive market increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 with stronger demand in North America, China, and Europe, including continued ramp-up of new programs. Sales to customers in the medical market increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 primarily due to increased demand for existing products. Sales to customers in the industrial market also improved in the first quarter of the current fiscal year when compared to the first quarter of fiscal year 2019 from both sales generated through the recent GES acquisition and increased demand for smart metering products. Sales to customers in the public safety market remained flat when compared to the first quarter of fiscal year 2019.

A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2019	2018
Philips	14%	15%
Nexteer Automotive	14%	11%
ZF	10%	12%
Open orders were up 40% as of September 30, 2019 compared to September 30, 2018 as open orders in the automotive market significantly increased, which in part is due to the continued ramp-up of new programs and certain key customers placing orders with increased lead times. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of September 30, 2019 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
First quarter fiscal year 2020 gross profit as a percent of net sales improved when compared to the first quarter of fiscal year 2019 primarily due to leverage gained on higher revenue, improved efficiencies at certain locations, and lower domestic healthcare costs, which more than offset the unfavorable impact to gross profit from our recent acquisition.
Selling and administrative expenses decreased as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2020 when compared to the first quarter of fiscal year 2019. The current quarter selling and administrative expenses decreased in absolute dollars primarily due to lower consulting fees for information systems and lower stock-based compensation, which was partially offset by higher amortization expense directly resulting from the finite-lived intangible assets acquired from the GES acquisition.
Other General Income in the first three months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the first three months of fiscal year 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Interest income	$18	$6
Interest expense	(1,208)	(389)
Foreign currency/derivative loss	(1,113)	(700)
Gain (loss) on supplemental employee retirement plan (“SERP”) investments	(22)	119
Foreign government subsidies	—	466
Other	(77)	(56)
Other income (expense), net	$(2,402)	$(554)
Interest expense has increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 due to increased borrowings on the credit facilities. The foreign currency/derivative loss resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$2,664	35.1%	$1,876	18.8%
Foreign	6,049	19.5%	4,602	22.9%
Total	$8,713	24.3%	$6,478	21.8%
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first three months of fiscal year 2020 were unfavorably impacted by a discrete income tax adjustment related to the excess tax expense on stock-based compensation granted during the period, which was partially offset by an adjustment for the U.S. research and development tax credit.
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first three months of fiscal year 2019 were favorably impacted by an adjustment for the U.S. research and development tax credit and a discrete income tax adjustment related to the excess tax benefit on stock-based compensation granted during the period.
Comparing the balance sheet as of September 30, 2019 to June 30, 2019, Receivables decreased $39.8 million primarily due to increased utilization of our accounts receivable factoring arrangements. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $8.9 million as a result of increased production volumes. Goodwill has increased $1.8 million due to purchase accounting measurement period adjustments associated with the GES acquisition. Borrowings under credit facilities decreased $16.6 million largely from repayments on the U.S. primary credit facility. The adoption of the new accounting guidance for leases resulted in the recognition of new right-of-use assets and lease liabilities for operating leases on our balance sheet as of September 30, 2019, with $2.4 million of right-of use assets included in Other Assets, $0.8 million for the current portion of the lease liability included in Accrued expenses, and $1.6 million for the noncurrent portion of the lease liability included in Other long-term liabilities. See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 14 - Leases of Notes to Condensed Consolidated Financial Statements for more information on the adoption of the new lease guidance.
Liquidity and Capital Resources
Working capital at September 30, 2019 was $278.5 million compared to working capital of $280.4 million at June 30, 2019. The current ratio was 2.1 at September 30, 2019 and 2.0 at June 30, 2019. The debt-to-equity ratio was 0.3 at both September 30, 2019 and June 30, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $132.2 million at September 30, 2019 and $110.7 million at June 30, 2019.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended September 30, 2019 was 73 days, which decreased from the quarter ended June 30, 2019 and increased from the quarter ended September 30, 2018. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018
DSO	50	59	55
CAD	16	15	15
PDSOH	65	64	67
APD	58	61	69
CCD	73	77	68
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2020 and 2019.

	Three Months Ended
	September 30
(Amounts in millions)	2019	2018
Net cash provided by (used for) operating activities	$39.6	$(10.0)
Net cash used for investing activities	$(11.7)	$(4.6)
Net cash (used for) provided by financing activities	$(20.6)	$43.7
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal year 2020 was largely driven by cash provided by changes in operating assets and liabilities. Net cash used for operating activities in the first three months of fiscal year 2019 was primarily driven by changes in operating assets and liabilities as net income adjusted for non-cash items provided cash for operating activities. Changes in operating assets and liabilities provided $25.0 million of cash in the first three months of fiscal year 2020 and used $21.7 million of cash in the first three months of fiscal year 2019.
The cash provided of $25.0 million from changes in operating assets and liabilities in the first three months of fiscal year 2020 is primarily due to a decrease in accounts receivable, which provided cash of $38.9 million primarily due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $8.9 million as a result of increased production volume.
The cash used of $21.7 million from changes in operating assets and liabilities in the first three months of fiscal year 2019 was largely due to an increase in inventory, which used cash of $25.9 million primarily from a change in customers’ forecasts and to support increased production volumes and open orders, and a decrease to accrued expenses and taxes payable, which used cash of $4.1 million primarily from a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting this usage was an increase in accounts payable, which provided cash of $4.7 million largely resulting from the increased inventory purchases to support increased production volumes.
Cash Flows from Investing Activities
For the first three months of fiscal years 2020 and 2019, net cash used for investing activities was $11.7 million and $4.6 million, respectively. During the first three months of fiscal years 2020, we reinvested $11.7 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards. During the first three months of fiscal year 2019, we reinvested $4.8 million into capital investments for the future primarily for replacement of older machinery and equipment, improvements to our facilities, and machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
For the first three months of fiscal year 2020, net cash used by financing activities of $20.6 million resulted from net payments on our primary credit facility of $17.6 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings on our Netherlands credit facility. For the first three months of fiscal year 2019, net cash provided by financing activities of $43.7 million resulted from $51.0 million in borrowings on our primary credit facility, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the first quarter of the prior fiscal year included cash on-hand at September 30, 2018 of $28.0 million to be used to partially fund the GES acquisition that subsequently occurred on October 1, 2018.

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
The interest rate on borrowings is dependent on the type of borrowings and will be one of following two options:

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
At September 30, 2019, we had $105.2 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. Borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At September 30, 2019, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2019, we had $122.8 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.
The Company’s financial covenants under the primary credit facility require:

•
a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•	a fixed charge coverage ratio, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be less than 1.1 to 1.0.
We were in compliance with the financial covenants during the first quarter ended September 30, 2019.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of September 30, 2019, we maintained the following foreign credit facilities:

•
A Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.9 million at September 30, 2019 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2019 or June 30, 2019.

•
An uncommitted credit facility for one of our China operations, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of September 30, 2019 or June 30, 2019.

•
An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.0 million at September 30, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $4.4 million in borrowings outstanding under this Netherlands revolving credit facility as of September 30, 2019 and $3.4 million as of June 30, 2019.

•
An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 15 million Euro (approximately $16.4 million at September 30, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of September 30, 2019 or June 30, 2019.

Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2019 and 2018, we sold, without recourse, $76.0 million and $60.7 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $76.8 million at September 30, 2019. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions provider.
The GES acquisition completed on October 1, 2018 was accounted for as a business combination. As of September 30, 2019, the Company has recorded a net adjusted purchase price of $42.4 million, which includes a reduction for an estimated net working capital adjustment of $7.6 million. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. While the net working capital adjustment is being disputed by the sellers of GES, the purchase price is considered final as a result of the twelve-month measurement period ending on September 30, 2019.
At September 30, 2019, our capital expenditure commitments were approximately $3.4 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and replacement purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At September 30, 2019, our foreign entities held cash totaling $53.7 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of September 30, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $71.4 million of common stock under the Plan through September 30, 2019.
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

Fair Value
During the first quarter of fiscal year 2020, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2019.
Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers to one of our China operations. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. No transferee has exercised their recourse rights against us. We also have standby letters of credit entered into in the normal course of business.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2019. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2019.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, impact related to tariffs and other trade barriers, increased competitive pricing pressures, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates for the three-month period ended September 30, 2019 as compared to the fiscal year ended June 30, 2019. Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 1, 2019 - July 31, 2019	—	$—	—	$12,085,191
August 1, 2019 - August 31, 2019	—	$—	—	$12,085,191
September 1, 2019 - September 30, 2019	230,482	$15.10	230,482	$8,604,701
Total	230,482	$15.10	230,482
(1) On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock.
(2) Separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million.

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
November 6, 2019

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 6, 2019