Form 10-Q
period 2019-12-31
Kimball Electronics, Inc.
filed 2020-02-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 24, 2020 was 25,198,049 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$52,203	$49,276
Receivables, net of allowances of $259 and $270, respectively	196,323	225,555
Contract assets	67,007	51,929
Inventories	202,402	203,840
Prepaid expenses and other current assets	22,578	24,713
Total current assets	540,513	555,313
Property and Equipment, net of accumulated depreciation of $224,957 and $216,955, respectively	147,761	143,629
Goodwill	19,936	18,104
Other Intangible Assets, net of accumulated amortization of $31,180 and $29,874, respectively	20,742	22,188
Other Assets	29,013	24,877
Total Assets	$757,965	$764,111

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$27,930	$34,713
Accounts payable	195,159	197,001
Accrued expenses	35,979	43,196
Total current liabilities	259,068	274,910
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	91,500
Long-term income taxes payable	9,765	9,765
Other long-term liabilities	20,794	18,082
Total other liabilities	122,059	119,347
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	305,041	305,917
Retained earnings	147,192	133,982
Accumulated other comprehensive loss	(8,945)	(7,628)
Treasury stock, at cost:
Shares: 4,235,000 and 4,011,000, respectively	(66,450)	(62,417)
Total Share Owners’ Equity	376,838	369,854
Total Liabilities and Share Owners’ Equity	$757,965	$764,111

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2019	2018	2019	2018
Net Sales	$307,084	$284,149	$620,469	$549,769
Cost of Sales	286,573	263,705	577,765	511,139
Gross Profit	20,511	20,444	42,704	38,630
Selling and Administrative Expenses	11,827	10,232	22,905	21,478
Other General Income	—	—	—	(92)
Operating Income	8,684	10,212	19,799	17,244
Other Income (Expense):
Interest income	7	17	25	23
Interest expense	(1,149)	(1,090)	(2,357)	(1,479)
Non-operating income (expense), net	1,285	(520)	73	(691)
Other income (expense), net	143	(1,593)	(2,259)	(2,147)
Income Before Taxes on Income	8,827	8,619	17,540	15,097
Provision for Income Taxes	2,215	1,504	4,330	2,913
Net Income	$6,612	$7,115	$13,210	$12,184

Earnings Per Share of Common Stock:
Basic	$0.26	$0.27	$0.52	$0.46
Diluted	$0.26	$0.27	$0.52	$0.46

Average Number of Shares Outstanding:
Basic	25,247	25,993	25,371	26,250
Diluted	25,330	26,036	25,503	26,404

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2019			December 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,612			$7,115
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,463	$—	$2,463	$(1,366)	$—	$(1,366)
Postemployment severance actuarial change	(69)	17	(52)	97	(22)	75
Derivative gain (loss)	1,304	(297)	1,007	(208)	68	(140)
Reclassification to (earnings) loss:
Derivatives	(899)	185	(714)	(85)	11	(74)
Amortization of actuarial change	(103)	26	(77)	(117)	28	(89)
Other comprehensive income (loss)	$2,696	$(69)	$2,627	$(1,679)	$85	$(1,594)
Total comprehensive income			$9,239			$5,521

	Six Months Ended			Six Months Ended
	December 31, 2019			December 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$13,210			$12,184
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,202)	$—	$(1,202)	$(2,024)	$—	$(2,024)
Postemployment severance actuarial change	(234)	69	(165)	310	(74)	236
Derivative gain (loss)	1,579	(329)	1,250	1,739	(356)	1,383
Reclassification to (earnings) loss:
Derivatives	(1,310)	265	(1,045)	15	(16)	(1)
Amortization of actuarial change	(205)	50	(155)	(228)	55	(173)
Other comprehensive income (loss)	$(1,372)	$55	$(1,317)	$(188)	$(391)	$(579)
Total comprehensive income			$11,893			$11,605

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2019	2018
Cash Flows From Operating Activities:
Net income	$13,210	$12,184
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,986	14,007
(Gain) loss on sales of assets	6	(150)
Deferred income tax and other deferred charges	441	(1,473)
Deferred tax valuation allowance	377	(445)
Stock-based compensation	2,175	2,854
Other, net	139	(335)
Change in operating assets and liabilities:
Receivables	28,924	282
Contract assets	(15,078)	(6,388)
Inventories	1,313	(36,635)
Prepaid expenses and other assets	1,052	(765)
Accounts payable	(256)	12,257
Accrued expenses and taxes payable	(8,007)	213
Net cash provided by (used for) operating activities	39,282	(4,394)
Cash Flows From Investing Activities:
Capital expenditures	(21,929)	(8,517)
Proceeds from sales of assets	91	401
Payments for acquisitions, net of cash acquired	—	(43,889)
Purchases of capitalized software	(180)	(648)
Other, net	44	172
Net cash used for investing activities	(21,974)	(52,481)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	66,000
Payments on credit facilities	—	(10,386)
Additional net change in revolving credit facilities	(6,783)	12,398
Repurchases of common stock	(6,108)	(18,537)
Payments related to tax withholding for stock-based compensation	(1,012)	(1,766)
Debt issuance costs	—	(445)
Net cash (used for) provided by financing activities	(13,903)	47,264
Effect of Exchange Rate Change on Cash and Cash Equivalents	(478)	(954)
Net Increase (Decrease) in Cash and Cash Equivalents	2,927	(10,565)
Cash and Cash Equivalents at Beginning of Period	49,276	46,428
Cash and Cash Equivalents at End of Period	$52,203	$35,863
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,875	$4,733
Interest expense	$2,684	$1,020

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2019	$304,112	$140,580	$(11,572)	$(63,867)	$369,253
Net income		6,612			6,612
Other comprehensive income (loss)			2,627		2,627
Issuance of non-restricted stock (3,000 shares)	21			44	65
Compensation expense related to stock compensation plans	908				908
Repurchase of Common Stock (179,000 shares)				(2,627)	(2,627)
Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838

Amounts at September 30, 2018	$301,729	$107,493	$(5,884)	$(44,454)	$358,884
Net income		7,115			7,115
Other comprehensive income (loss)			(1,594)		(1,594)
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	1,368				1,368
Repurchase of Common Stock (748,000 shares)				(13,268)	(13,268)
Amounts at December 31, 2018	$303,125	$114,608	$(7,478)	$(57,678)	$352,577

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		13,210			13,210
Other comprehensive income (loss)			(1,317)		(1,317)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	2,138				2,138
Performance share issuance (181,000 shares)	(3,036)			2,027	(1,009)
Repurchase of Common Stock (409,000 shares)				(6,108)	(6,108)
Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838

Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		12,184			12,184
Other comprehensive income (loss)			(579)		(579)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	2,777				2,777
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,025,000 shares)				(18,692)	(18,692)
Amounts at December 31, 2018	$303,125	$114,608	$(7,478)	$(57,678)	$352,577

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2019 and June 30, 2019, results of operations for the three and six months ended December 31, 2019 and 2018, cash flows for the six months ended December 31, 2019 and 2018, and share owners’ equity for the three and six months ended December 31, 2019 and 2018. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2019 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2019 and 2018, we sold, without recourse, $142.4 million and $127.3 million of accounts receivable, respectively. Factoring fees were $0.5 million and $0.4 million during the three months ended December 31, 2019 and 2018, respectively, and $1.1 million and $0.8 million during the six months ended December 31, 2019 and 2018, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of the Company’s China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.0 million at December 31, 2019 and $4.2 million at June 30, 2019, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the six months ended December 31, 2019 and 2018 were $0.8 million and $1.2 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the six months ended December 31, 2018 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded in the six months ended December 31, 2019.
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

Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Foreign currency/derivative gain (loss)	$770	$45	$(343)	$(655)
Gain (loss) on SERP investments	502	(626)	480	(507)
Foreign government subsidies	65	105	65	571
Other	(52)	(44)	(129)	(100)
Non-operating income (expense), net	$1,285	$(520)	$73	$(691)
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of December 31, 2019 and June 30, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, and is recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets.
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
In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes, intended to simplify various aspects related to the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
Incremental costs directly related to the acquisition has totaled $1.7 million, which were expensed as incurred and were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. These costs incurred during the three and six months ended December 31, 2019 and 2018 were not material. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
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
Cash paid, net of cash acquired, was $43.9 million, and a net receivable due from the seller was recognized for $3.8 million. The acquisition was primarily funded with the Company’s primary credit facility. The Company determined this acquisition is not a significant subsidiary.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. Measurement period adjustments during the first quarter of fiscal year 2020 included a reduction of $2.0 million to Property and Equipment as a result of additional information obtained related to the valuation of certain equipment as of the acquisition date and a $0.2 million reduction in Other long-term liabilities to adjust deferred tax liabilities on the equipment. These measurement period adjustments to the purchase price allocation in the first quarter of fiscal year 2020 increased Goodwill by $1.8 million. The twelve-month measurement period ended on September 30, 2019. Adjustments after the measurement period related to the purchase price allocation, specifically as it relates to an adjustment for the final resolution of the net working capital adjustment, as applicable, will be recorded in earnings during the period of resolution and will not be reflected in goodwill. For tax purposes, $4.5 million of the goodwill recorded is expected to be deductible.

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
Income tax liabilities, indirect tax liabilities, and liabilities for unrecognized tax benefits, including interest and penalties, of $4.2 million were recorded related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited of which $3.9 million was recorded in Other long-term liabilities and $0.3 million was included in Accrued expenses. This reflects management’s best assessment of the estimated taxes, interest, and penalties as of the acquisition date that are more likely than not to be paid, or for indirect taxes the probable amounts due to the tax authorities, including interest and penalties, under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is significantly different from our current estimate of the tax liabilities. Included in Receivables was a related indemnification asset of $4.2 million for these estimated tax liabilities. The seller has agreed to indemnify the Company in the purchase agreements for all taxes allocable to all pre-closing tax periods.
Other Intangible Assets include the estimated fair values for finite-lived intangible assets acquired and are listed in the table below along with their estimated useful lives which are being amortized on a straight-line basis.

(Amounts in Thousands)	Estimated Fair Value	Estimated useful life (years)
Software	$379	3 to 7
Technology	5,060	5
Trade name	6,369	10
Customer relationships	7,451	15
	$19,259

Note 3. Revenue from Contracts with Customers
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2019 and 2018.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2019	2018	2019	2018
Vertical Markets:
Automotive	$134.9	$112.4	$259.3	$218.3
Medical	85.7	85.7	187.0	167.9
Industrial	66.4	62.2	131.1	119.6
Public Safety	14.6	17.9	31.7	35.0
Other	5.5	5.9	11.4	9.0
Total net sales	$307.1	$284.1	$620.5	$549.8
For the three months ended December 31, 2019 and 2018, approximately 69% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the six months ended December 31, 2019 and 2018, approximately 69% and 71% of our net sales, respectively, were recognized over time. The remaining sales revenues were primarily recognized at a point in time when the customer obtained control of the manufactured product.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date. Contract assets were $67.0 million and $51.9 million as of December 31, 2019 and June 30, 2019, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $4.3 million and $6.3 million as of December 31, 2019 and June 30, 2019, respectively.
Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2019	June 30, 2019
Finished products	$3,977	$2,708
Work-in-process	3,306	4,119
Raw materials	195,119	197,013
Total inventory	$202,402	$203,840

Note 5. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(1,202)	1,250	(165)	(117)
Reclassification to (earnings) loss	—	(1,045)	(155)	(1,200)
Net current-period other comprehensive income (loss)	(1,202)	205	(320)	(1,317)
Balance at December 31, 2019	$(8,050)	$(1,393)	$498	$(8,945)

Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(2,024)	1,383	236	(405)
Reclassification to (earnings) loss	—	(1)	(173)	(174)
Net current-period other comprehensive income (loss)	(2,024)	1,382	63	(579)
Balance at December 31, 2018	$(6,381)	$(1,997)	$900	$(7,478)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Derivative gain (loss) (1)	$899	$87	$1,310	$(30)	Cost of Sales
	—	(2)	—	15	Non-operating income (expense), net
	(185)	(11)	(265)	16	Benefit (Provision) for Income Taxes
	$714	$74	$1,045	$1	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	103	117	205	228	Non-operating income (expense), net
	(26)	(28)	(50)	(55)	Benefit (Provision) for Income Taxes
	$77	$89	$155	$173	Net of Tax

Total reclassifications for the period	$791	$163	$1,200	$174	Net of Tax
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

Note 6. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of December 31, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of December 31, 2019 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At December 31, 2019, the drafts transferred and outstanding totaled $0.6 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the six months ended December 31, 2019 and 2018 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2019	2018
Product warranty liability at the beginning of the period	$958	$656
Additions to warranty accrual (including changes in estimates)	(289)	66
Settlements made (in cash or in kind)	(30)	(39)
Product warranty liability at the end of the period	$639	$683

Note 7. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	December 31, 2019	December 31, 2019	June 30, 2019
Primary credit facility (1)	$36.9	$112.7	$122.8
Thailand overdraft credit facility	3.0	—	—
China revolving credit facility	7.5	—	—
Netherlands revolving credit facility	3.6	6.7	3.4
Poland revolving credit facility	16.8	—	—
Total credit facilities	$67.8	$119.4	$126.2
Less: current portion		$(27.9)	$(34.7)
Long-term debt under credit facilities, less current portion (2)		$91.5	$91.5

(1)
At December 31, 2019, the Company maintains a U.S. primary credit facility (the “primary facility”) dated as of July 27, 2018 and scheduled to mature in July 2023. The primary facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.

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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at December 31, 2019.

(2)
The amount of Long-term debt, less current maturities at December 31, 2019 reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months.

The weighted-average interest rate on the borrowings outstanding under the credit facilities at December 31, 2019 was 3.7%.

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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.
Recurring Fair Value Measurements:
As of December 31, 2019 and June 30, 2019, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,134	$—	$1,134
Derivatives: foreign exchange contracts	—	1,609	1,609
Trading securities: mutual funds held in nonqualified SERP	10,020	—	10,020
Total assets at fair value	$11,154	$1,609	$12,763
Liabilities
Derivatives: foreign exchange contracts	$—	$446	$446
Total liabilities at fair value	$—	$446	$446

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,123	$—	$1,123
Derivatives: foreign exchange contracts	—	1,832	1,832
Trading securities: mutual funds held in nonqualified SERP	9,268	—	9,268
Total assets at fair value	$10,391	$1,832	$12,223
Liabilities
Derivatives: foreign exchange contracts	$—	$299	$299
Total liabilities at fair value	$—	$299	$299
We had no level 3 assets or liabilities measured at fair value during the six months ended December 31, 2019.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2019. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2019, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $30.2 million and to hedge currencies against the Euro in the aggregate notional amount of 76.6 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the gain or loss on the derivative instrument is initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of December 31, 2019, we estimate that approximately $0.8 million of a pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2019 and June 30, 2019.

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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2019	June 30, 2019	Balance Sheet Location	December 31, 2019	June 30, 2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,231	$1,136	Accrued expenses	$262	$278

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	378	696	Accrued expenses	184	21
Total derivatives		$1,609	$1,832		$446	$299
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$1,304	$(208)	$1,579	$1,739
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2019	2018	2019	2018
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$899	$87	$1,310	$(30)
Foreign exchange contracts	Non-operating income (expense)	—	(2)	—	15
Total		$899	$85	$1,310	$(15)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(638)	$928	$1,060	$1,492

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$261	$1,013	$2,370	$1,477

Note 10. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The increase/(decrease) in net unrealized holding gains for the six months ended December 31, 2019 and 2018 was, in thousands, $296 and $(729), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2019	June 30, 2019
SERP investments - current asset	$1,905	$1,728
SERP investments - other long-term asset	8,115	7,540
Total SERP investments	$10,020	$9,268

SERP obligation - current liability	$1,905	$1,728
SERP obligation - other long-term liability	8,115	7,540
Total SERP obligation	$10,020	$9,268
Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees and other statutory required postemployment plans for certain foreign subsidiaries. The domestic severance plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. The foreign postemployment plans include local pension, retirement, or severance plans. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. The net periodic postemployment benefit costs were not material for the six months ended December 31, 2019 and 2018. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plans
The Company maintains a stock compensation plan, the Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”), which allows for the issuance of up to 4.5 million shares and may be awarded in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. The Plan was re-approved by the Company’s Share Owners at its annual meeting on November 7, 2019. The Company also maintains a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors of the Company’s Board of Directors (the “Board”) to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.

During the first six months of fiscal year 2020, the following stock compensation was awarded under the Plan and the Deferral Plan.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	252,878	$14.39

Unrestricted shares (3)	1st Quarter	500	$14.39

Unrestricted shares (3)	2nd Quarter	3,758	$17.30

Deferred share units (4)	2nd Quarter	32,950	$17.30
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
(3) Unrestricted shares were awarded to a non-employee member of the Board during the second quarter of fiscal year 2020 as compensation for the portion of director’s annual retainer fees as a result of the directors’ election to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares were also awarded to a key employee during the first quarter of fiscal year 2020 which were expensed immediately. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
(4) Deferred share units were awarded to non-employee members of the Board as compensation for the portion of director’s annual retainer fees as a result of directors’ elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a Director’s retirement or termination from the Board or death.
Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2019
Goodwill	$30,930
Accumulated impairment	(12,826)
Goodwill, net	18,104
Goodwill, Additions	1,832
Balance as of December 31, 2019
Goodwill	32,762
Accumulated impairment	(12,826)
Goodwill, net	$19,936
During the first quarter of fiscal year 2020, we added $1.8 million to goodwill resulting from measurement period adjustments to the purchase price allocation of the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

A summary of other intangible assets subject to amortization is as follows:

	December 31, 2019			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$31,875	$27,353	$4,522	$32,015	$27,124	$4,891
Customer Relationships	8,618	1,760	6,858	8,618	1,506	7,112
Technology	5,060	1,271	3,789	5,060	766	4,294
Trade Name	6,369	796	5,573	6,369	478	5,891
Other Intangible Assets	$51,922	$31,180	$20,742	$52,062	$29,874	$22,188
During the three months ended December 31, 2019 and 2018, amortization expense of other intangible assets was, in millions, $0.8 and $0.7, respectively. During the six months ended December 31, 2019 and 2018, amortization expense of other intangible assets was, in millions, $1.6 and $0.9, respectively.
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
Operating lease costs for the three and six months ended December 31, 2019 were $0.3 million and $0.6 million, respectively, including short-term and variable lease costs. Cash payments for operating leases included in the measurement of lease liabilities for the six months ended December 31, 2019 were $0.4 million, which is included in Cash Flows from Operating Activities in the Condensed Consolidated Statement of Cash Flows.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of December 31, 2019 were as follows:

(Amounts in Thousands)
Operating lease right-of-use assets (included in Other Assets)	$2,246
Operating lease liability, current (included in Accrued expenses)	$777
Operating lease liability, noncurrent (included in Other long-term liabilities)	$1,469
Weighted average remaining lease term in years - operating leases	5.3
Weighted average discount rate - operating leases	3.5%

Future lease payments as of December 31, 2019 are as follows:

(Amounts in Thousands)
2020 (1)	$452
2021	710
2022	575
2023	95
2024	95
Thereafter	475
Total undiscounted lease payments	$2,402
Less: imputed interest	156
Total lease liabilities	$2,246
(1) Represents estimated lease payments for the remaining six-month period ending June 30, 2020.
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
During the six months ended December 31, 2019, the Company repurchased $6.1 million of common stock at an average price of $14.93 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Stock Repurchase Plan, the Company has repurchased $74.0 million of common stock at an average cost of $15.03 per share.
Note 16. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Basic and Diluted Earnings Per Share:
Net Income	$6,612	$7,115	$13,210	$12,184
Less: Net Income allocated to participating securities	9	7	17	9
Net Income allocated to common Share Owners	$6,603	$7,108	$13,193	$12,175

Basic weighted average common shares outstanding	25,247	25,993	25,371	26,250
Dilutive effect of average outstanding performance shares	65	24	121	136
Dilutive effect of average outstanding deferred stock units	18	19	11	18
Dilutive weighted average shares outstanding	25,330	26,036	25,503	26,404

Earnings Per Share of Common Stock:
Basic	$0.26	$0.27	$0.52	$0.46
Diluted	$0.26	$0.27	$0.52	$0.46

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
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. One such trend that the EMS industry has recently experienced is component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from tariffs and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced from China, may adversely affect the competitiveness of our domestic operations. We are also monitoring the coronavirus outbreak in China and the related impact on our operations in our two China facilities, including the effect on shipments in and out of China, the availability of critical components, and the health and availability of our workforce.
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
The automotive end market continues to benefit from the trend of increasing electronic content that is placed in automobiles.  We experienced growth in the automotive market over the prior year, led by the continued ramp-up of new programs including programs for fully electric vehicles. In the medical market, year-over-year growth for the first half of the fiscal year was driven largely from an overall strengthening of the market. In the industrial market, growth was driven in large part to increased demand for smart metering products.  Overall, we have experienced mixed demand in the public safety market.  We continue to monitor the current economic environment and its potential impact on our customers.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $377 million at December 31, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $120.0 million at December 31, 2019.
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

•
Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 for revised risk factors.

	Six Months Ended
	December 31
Customer Service Years	2019	2018
More than 10 Years
% of Net Sales	77%	77%
# of Customers	37	30
5 to 10 Years
% of Net Sales	10%	9%
# of Customers	19	16
Less than 5 Years
% of Net Sales	13%	14%
# of Customers	21	29
Total
% of Net Sales	100%	100%
# of Customers	77	75

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 for revised risk factors.
Financial Overview

	At or for the Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2019	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$307.1		$284.1		8%
Gross Profit	$20.5	6.7%	$20.4	7.2%	—%
Selling and Administrative Expenses	$11.8	3.9%	$10.2	3.6%	16%
Operating Income	$8.7	2.8%	$10.2	3.6%	(15)%
Net Income	$6.6		$7.1		(7)%
Diluted Earnings per Share	$0.26		$0.27		(4)%
Open Orders	$399.4		$321.5		24%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2019	as a % of Net Sales	2018	as a % of Net Sales	% Change
Net Sales	$620.5		$549.8		13%
Gross Profit	$42.7	6.9%	$38.6	7.0%	11%
Selling and Administrative Expenses	$22.9	3.7%	$21.5	3.9%	7%
Other General Income	$—		$0.1
Operating Income	$19.8	3.2%	$17.2	3.1%	15%
Net Income	$13.2		$12.2		8%
Diluted Earnings per Share	$0.52		$0.46		13%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Automotive	$134.9	$112.4	20%	$259.3	$218.3	19%
Medical	85.7	85.7	—%	187.0	167.9	11%
Industrial	66.4	62.2	7%	131.1	119.6	10%
Public Safety	14.6	17.9	(18)%	31.7	35.0	(9)%
Other	5.5	5.9	(7)%	11.4	9.0	28%
Total Net Sales	$307.1	$284.1	8%	$620.5	$549.8	13%

Second quarter and year-to-date fiscal year 2020 consolidated net sales increased compared to the second quarter and year-to-date period of fiscal year 2019 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand. By end market vertical, three of our market verticals experienced double-digit sales growth in the year-to-date period of fiscal year 2020 when compared to the year-to-date period of fiscal year 2019 and fluctuated as follows:

•
Sales to customers in the automotive market increased in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019 largely from stronger demand in China, the favorable impact of certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current quarter, and the ramp-up of certain programs for fully electric vehicles, which were partially offset by the unfavorable sales impact to our customers that support GM due to the UAW labor strike. Sales to customers increased in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 with overall stronger demand, the favorable impact of certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and the ramp-up of certain programs for fully electric vehicles, which were partially offset by the unfavorable sales impact to our customers that support GM due to the UAW labor strike.

•
Sales to customers in the medical market were flat in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019 but increased in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 primarily due to increased demand for existing products.

•
Sales to customers in the industrial market improved in the second quarter and year-to date period of the current fiscal year when compared to the second quarter and year-to-date period of fiscal year 2019 from increased demand for smart metering products, which was partially offset by lower end market demand for climate control products. Sales to customers in the industrial market also improved in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 from sales generated through the recent GES acquisition that was completed at the beginning of the second quarter of fiscal year 2019.

•
Sales to customers in the public safety market decreased in the second quarter and year-to-date period of fiscal year 2020 compared to the second quarter and year-to-date period of fiscal year 2019 due to lower overall demand and the phase out of certain programs.

A significant amount of sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Nexteer Automotive	17%	12%	15%	11%
Philips	14%	14%	14%	15%
ZF	*	11%	*	12%

* amount is less than 10% of total
Open orders were up 24% as of December 31, 2019 compared to December 31, 2018 as open orders in the automotive market significantly increased, which in part is due to the continued ramp-up of new programs and certain key customers placing orders with increased lead times, partially offset by a decline in open orders in the medical market. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of December 31, 2019 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Second quarter fiscal year 2020 gross profit as a percent of net sales declined when compared to the second quarter of fiscal year 2019 primarily due to unfavorable product mix and the unfavorable impact from the decline in sales to our customers that support GM due to the UAW labor strike, which more than offset any leverage gained on higher revenue. Year-to-date fiscal year 2020 gross profit as a percent of net sales declined slightly compared to year-to-date fiscal year 2019.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the second quarter of fiscal year 2020 when compared to the second quarter of fiscal year 2019. The current quarter selling and administrative expenses increased primarily from an increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”) and higher consulting fees for human resource strategies, which were partially offset by lower stock-based compensation.

For the first half of fiscal year 2020, selling and administrative expenses increased in absolute dollars but decreased as a percent of sales when compared to the first half of fiscal year 2019 primarily from an increase in the fair value of the SERP liability and higher amortization expense directly resulting from the finite-lived intangible assets acquired with the GES acquisition, which were partially offset by lower stock-based compensation.
Other General Income in the first six months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the first six months of fiscal year 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Interest income	$7	$17	$25	$23
Interest expense	(1,149)	(1,090)	(2,357)	(1,479)
Foreign currency/derivative gain (loss)	770	45	(343)	(655)
Gain (loss) on SERP investments	502	(626)	480	(507)
Foreign government subsidies	65	105	65	571
Other	(52)	(44)	(129)	(100)
Other income (expense), net	$143	$(1,593)	$(2,259)	$(2,147)
Interest expense has increased in the first half of fiscal year 2020 compared to the first half of fiscal year 2019 due to increased borrowings on the credit facilities. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2019		December 31, 2018
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$886	74.5%	$7,843	13.3%
Foreign	16,654	22.0%	7,254	25.8%
Total	$17,540	24.7%	$15,097	19.3%
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for the first six months of fiscal year 2020 were unfavorably impacted by a valuation allowance adjustment on a domestic tax credit and a discrete income tax adjustment related to the excess tax expense on stock-based compensation granted during the period, which were partially offset by an adjustment for the U.S. research and development tax credit.
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
Comparing the balance sheet as of December 31, 2019 to June 30, 2019, Receivables decreased $29.2 million primarily due to increased utilization of our accounts receivable factoring arrangements. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $15.1 million as a result of increased production volumes and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current quarter. Goodwill has increased $1.8 million due to purchase accounting measurement period adjustments associated with the GES acquisition. Borrowings under credit facilities decreased $6.8 million largely from repayments on the U.S. primary credit facility. Accrued expenses decreased $7.2 million primarily due to a significant portion of accrued incentive compensation being paid during the first half of fiscal year 2020.

Liquidity and Capital Resources
Working capital at December 31, 2019 was $281.4 million compared to working capital of $280.4 million at June 30, 2019. The current ratio was 2.1 at December 31, 2019 and 2.0 at June 30, 2019. The debt-to-equity ratio was 0.3 at both December 31, 2019 and June 30, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $120.0 million at December 31, 2019 and $110.7 million at June 30, 2019.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended December 31, 2019 was 76 days, which decreased from the quarter ended June 30, 2019 and was flat with the quarter ended December 31, 2018. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	December 31, 2019	June 30, 2019	December 31, 2018
DSO	54	59	58
CAD	18	15	14
PDSOH	66	64	72
APD	62	61	68
CCD	76	77	76
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2020 and 2019.

	Six Months Ended
	December 31
(Amounts in millions)	2019	2018
Net cash provided by (used for) operating activities	$39.3	$(4.4)
Net cash used for investing activities	$(22.0)	$(52.5)
Net cash (used for) provided by financing activities	$(13.9)	$47.3
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal year 2020 was largely driven by net income adjusted for non-cash items. Net cash used for operating activities in the first six months of fiscal year 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Changes in operating assets and liabilities provided $7.9 million of cash in the first six months of fiscal year 2020 and used $31.0 million of cash in the first six months of fiscal year 2019.
The cash provided of $7.9 million from changes in operating assets and liabilities in the first six months of fiscal year 2020 is primarily due to a decrease in accounts receivable, which provided cash of $28.9 million primarily due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $15.1 million as a result of increased production volumes and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and cash used of $8.0 million as accrued expenses and taxes payable decreased, driven by a significant portion of accrued incentive compensation being paid during the first half of fiscal year 2020.
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
Cash Flows from Investing Activities
For the first six months of fiscal years 2020 and 2019, net cash used for investing activities was $22.0 million and $52.5 million, respectively. During the first six months of fiscal year 2020, we reinvested $22.1 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards. During the first six months of fiscal year 2019, we invested $43.9 million for the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the purchase price allocation to assets acquired and liabilities assumed for this acquisition. Also during the first six months of fiscal year 2019, we reinvested $9.2 million into capital investments for the future primarily for machinery and equipment for capacity purposes and to support new business awards, replacement of older machinery and equipment, and improvements to our facilities.
Cash Flows from Financing Activities
For the first six months of fiscal year 2020, net cash used by financing activities of $13.9 million resulted from net payments on our primary credit facility of $10.1 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings on our Netherlands credit facility. For the first six months of fiscal year 2019, net cash provided by financing activities of $47.3 million resulted from net borrowings on our primary credit facility of $78.4 million, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the first half of fiscal year 2019 were used to primarily fund the GES acquisition that occurred on October 1, 2018 in addition to other domestic cash needs. Also included in the financing activities for the first half of fiscal year 2019 were $10.4 million of payments on the Vietnam credit facility that was assumed with the GES acquisition.
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
At December 31, 2019, we had $112.7 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. Borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At December 31, 2019, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2019, we had $122.8 million in short-term borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.

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
We were in compliance with the financial covenants during the six-month period ended December 31, 2019.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of December 31, 2019, we maintained the following foreign credit facilities:

•
A Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $3.0 million at December 31, 2019 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2019 or June 30, 2019.

•
An uncommitted credit facility for one of our China operations, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of December 31, 2019 or June 30, 2019.

•
An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.3 million at December 31, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $6.7 million in borrowings outstanding under this Netherlands revolving credit facility as of December 31, 2019 and $3.4 million as of June 30, 2019.

•
An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 15 million Euro (approximately $16.8 million at December 31, 2019 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of December 31, 2019 or June 30, 2019.

Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2019 and 2018, we sold, without recourse, $142.4 million and $127.3 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $67.8 million at December 31, 2019. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions provider.
The GES acquisition completed on October 1, 2018 was accounted for as a business combination. As of December 31, 2019, the Company has recorded a net adjusted purchase price of $42.4 million, which includes a reduction for an estimated net working capital adjustment of $7.6 million. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. While the net working capital adjustment continues to be disputed by the sellers of GES, the purchase price is considered final as a result of the twelve-month measurement period ending on September 30, 2019.
At December 31, 2019, our capital expenditure commitments were approximately $2.1 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and replacement purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.

At December 31, 2019, our foreign entities held cash totaling $51.1 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of December 31, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $74.0 million of common stock under the Plan through December 31, 2019.
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
Fair Value
During the second quarter of fiscal year 2020, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
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
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, impact related to tariffs and other trade barriers, increased competitive pricing pressures, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 for revised risk factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2019. Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. We are including the following revised risk factors to update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, and the revised risk factors should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019. There have been no other material changes to the risk factors disclosed in our Form 10-K for the year ended June 30, 2019.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability.
Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. For example, the recent outbreak of the coronavirus in China has impacted and could further impact our operations in our two China facilities, as well as the shipments in and out of China and the availability of critical components, as a result of the restrictions being imposed by China and other countries, including on business operations and travel, in an effort to halt the spread of the virus. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost revenue for our services. In addition, any continuing disruption in our computer systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
October 1, 2019 - October 31, 2019	178,547	$14.71	178,547	$5,977,717
November 1, 2019 - November 30, 2019	—	$—	—	$5,977,717
December 1, 2019 - December 31, 2019	—	$—	—	$5,977,717
Total	178,547	$14.71	178,547
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

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
31.1(a)	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(a)	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(a)	XBRL Instance Document
101.SCH(a)	XBRL Taxonomy Extension Schema Document
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

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
February 6, 2020

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 6, 2020