Form 10-Q
period 2020-03-31
Kimball Electronics, Inc.
filed 2020-05-05
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 22, 2020 was 24,987,321 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$58,312	$49,276
Receivables, net of allowances of $365 and $270, respectively	191,343	225,555
Contract assets	69,474	51,929
Inventories	198,961	203,840
Prepaid expenses and other current assets	25,374	24,713
Total current assets	543,464	555,313
Property and Equipment, net of accumulated depreciation of $230,723 and $216,955, respectively	145,958	143,629
Goodwill	19,936	18,104
Other Intangible Assets, net of accumulated amortization of $31,933 and $29,874, respectively	20,003	22,188
Other Assets	28,889	24,877
Total Assets	$758,250	$764,111

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$30,901	$34,713
Accounts payable	191,551	197,001
Accrued expenses	39,611	43,196
Total current liabilities	262,063	274,910
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	91,500
Long-term income taxes payable	9,765	9,765
Other long-term liabilities	19,534	18,082
Total other liabilities	120,799	119,347
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	305,906	305,917
Retained earnings	153,451	133,982
Accumulated other comprehensive loss	(14,899)	(7,628)
Treasury stock, at cost:
Shares: 4,443,000 and 4,011,000, respectively	(69,070)	(62,417)
Total Share Owners’ Equity	375,388	369,854
Total Liabilities and Share Owners’ Equity	$758,250	$764,111

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2020	2019	2020	2019
Net Sales	$293,925	$313,454	$914,394	$863,223
Cost of Sales	273,713	286,900	851,478	798,039
Gross Profit	20,212	26,554	62,916	65,184
Selling and Administrative Expenses	9,624	12,057	32,529	33,535
Other General Income	—	—	—	(92)
Operating Income	10,588	14,497	30,387	31,741
Other Income (Expense):
Interest income	18	19	43	42
Interest expense	(1,166)	(1,165)	(3,523)	(2,644)
Non-operating income (expense), net	(745)	1,323	(672)	632
Other income (expense), net	(1,893)	177	(4,152)	(1,970)
Income Before Taxes on Income	8,695	14,674	26,235	29,771
Provision for Income Taxes	2,436	2,825	6,766	5,738
Net Income	$6,259	$11,849	$19,469	$24,033

Earnings Per Share of Common Stock:
Basic	$0.25	$0.46	$0.77	$0.92
Diluted	$0.25	$0.46	$0.76	$0.92

Average Number of Shares Outstanding:
Basic	25,181	25,479	25,308	25,993
Diluted	25,287	25,568	25,466	26,181

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,259			$11,849
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,802)	$—	$(1,802)	$(1,693)	$—	$(1,693)
Postemployment severance actuarial change	44	(14)	30	61	(15)	46
Derivative gain (loss)	(5,171)	1,164	(4,007)	748	(161)	587
Reclassification to (earnings) loss:
Derivatives	(124)	25	(99)	(561)	110	(451)
Amortization of actuarial change	(100)	24	(76)	(120)	29	(91)
Other comprehensive income (loss)	$(7,153)	$1,199	$(5,954)	$(1,565)	$(37)	$(1,602)
Total comprehensive income			$305			$10,247

	Nine Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19,469			$24,033
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,004)	$—	$(3,004)	$(3,717)	$—	$(3,717)
Postemployment severance actuarial change	(190)	55	(135)	371	(89)	282
Derivative gain (loss)	(3,592)	835	(2,757)	2,487	(517)	1,970
Reclassification to (earnings) loss:
Derivatives	(1,434)	290	(1,144)	(546)	94	(452)
Amortization of actuarial change	(305)	74	(231)	(348)	84	(264)
Other comprehensive income (loss)	$(8,525)	$1,254	$(7,271)	$(1,753)	$(428)	$(2,181)
Total comprehensive income			$12,198			$21,852

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2020	2019
Cash Flows From Operating Activities:
Net income	$19,469	$24,033
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,883	21,487
(Gain) loss on sales of assets	38	(6)
Deferred income tax and other deferred charges	5	(1,846)
Deferred tax valuation allowance	356	(410)
Stock-based compensation	3,123	4,261
Other, net	(210)	(278)
Change in operating assets and liabilities:
Receivables	33,614	(37,399)
Contract assets	(17,545)	(8,981)
Inventories	4,469	(43,786)
Prepaid expenses and other assets	(2,495)	(4,560)
Accounts payable	(4,314)	24,339
Accrued expenses and taxes payable	(8,075)	4,166
Net cash provided by (used for) operating activities	51,318	(18,980)
Cash Flows From Investing Activities:
Capital expenditures	(27,533)	(15,238)
Proceeds from sales of assets	98	467
Payments for acquisitions, net of cash acquired	—	(43,889)
Purchases of capitalized software	(235)	(792)
Other, net	68	(12)
Net cash used for investing activities	(27,602)	(59,464)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	91,500
Payments on credit facilities	—	(12,843)
Additional net change in revolving credit facilities	(3,683)	27,300
Repurchases of common stock	(8,794)	(23,431)
Payments related to tax withholding for stock-based compensation	(1,012)	(1,766)
Debt issuance costs	—	(445)
Net cash (used for) provided by financing activities	(13,489)	80,315
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,191)	(1,149)
Net Increase in Cash and Cash Equivalents	9,036	722
Cash and Cash Equivalents at Beginning of Period	49,276	46,428
Cash and Cash Equivalents at End of Period	$58,312	$47,150
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,924	$7,453
Interest expense	$3,736	$1,765

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838
Net income		6,259			6,259
Other comprehensive income (loss)			(5,954)		(5,954)
Compensation expense related to stock compensation plans	908			—	908
Performance share issuance (3,000 shares)	(11)			34	23
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (214,000 shares)				(2,686)	(2,686)
Amounts at March 31, 2020	$305,906	$153,451	$(14,899)	$(69,070)	$375,388

Amounts at December 31, 2018	$303,125	$114,608	$(7,478)	$(57,678)	$352,577
Net income		11,849			11,849
Other comprehensive income (loss)			(1,602)		(1,602)
Compensation expense related to stock compensation plans	1,390				1,390
Repurchase of Common Stock (295,000 shares)				(4,739)	(4,739)
Amounts at March 31, 2019	$304,515	$126,457	$(9,080)	$(62,417)	$359,475

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		19,469			19,469
Other comprehensive income (loss)			(7,271)		(7,271)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	3,046				3,046
Performance share issuance (184,000 shares)	(3,047)			2,061	(986)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (623,000 shares)				(8,794)	(8,794)
Amounts at March 31, 2020	$305,906	$153,451	$(14,899)	$(69,070)	$375,388

Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		24,033			24,033
Other comprehensive income (loss)			(2,181)		(2,181)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	4,167				4,167
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,320,000 shares)				(23,431)	(23,431)
Amounts at March 31, 2019	$304,515	$126,457	$(9,080)	$(62,417)	$359,475

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2020 and June 30, 2019, results of operations for the three and nine months ended March 31, 2020 and 2019, cash flows for the nine months ended March 31, 2020 and 2019, and share owners’ equity for the three and nine months ended March 31, 2020 and 2019. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2019 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Additionally, the impacts of the global emergence of the novel coronavirus (“COVID-19”) on our business are currently not fully known. Any prolonged economic disruption could affect demand for our customers’ products, and in turn, our services and adversely impact our results of operations and financial condition. We will continue to actively monitor the situation and take actions that may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and the communities in which we operate.  We cannot predict the duration or severity of the impact COVID-19 could have on our business or on our future financial results.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2020 and 2019, we sold, without recourse, $202.0 million and $191.0 million of accounts receivable, respectively. Factoring fees were $0.4 million for both the three months ended March 31, 2020 and 2019 and $1.5 million and $1.3 million during the nine months ended March 31, 2020 and 2019, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of the Company’s China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.0 million at March 31, 2020 and $4.2 million at June 30, 2019, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2020 and 2019 were $6.5 million and $2.3 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Other General Income:
Other General Income in the nine months ended March 31, 2019 included $0.1 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded in the nine months ended March 31, 2020.
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

Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Foreign currency/derivative gain (loss)	$200	$746	$(143)	$91
Gain (loss) on SERP investments	(914)	606	(434)	99
Foreign government subsidies	58	9	123	580
Other	(89)	(38)	(218)	(138)
Non-operating income (expense), net	$(745)	$1,323	$(672)	$632
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of March 31, 2020 and June 30, 2019, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, and is recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards the corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s Provision for Income Taxes for the three or nine months ended March 31, 2020.
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
Not Yet Adopted:
In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We plan to adopt this standard effective July 1, 2020 and do not expect the adoption will have a material effect on our consolidated financial statements.
In August 2018, the FASB issued guidance on Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance amends the accounting for implementation, setup, and other upfront costs incurred in a cloud computing hosting arrangement. The amendment aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including options to extend the agreement that is in control of the customer. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt prospectively effective July 1, 2020 and do not expect the adoption of this standard will have a material effect on our consolidated financial statements.
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

Incremental costs directly related to the acquisition has totaled $1.9 million, which were expensed as incurred and were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. These costs incurred during the three and nine months ended March 31, 2020 and 2019 were not material. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.
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

(Amounts in Thousands)	Estimated Fair Value	Estimated useful life (years)
Software	$379	3 to 7
Technology	5,060	5
Trade name	6,369	10
Customer relationships	7,451	15
	$19,259

Note 3. Revenue from Contracts with Customers
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2020	2019	2020	2019
Vertical Markets:
Automotive	$124.4	$127.3	$383.7	$345.6
Medical	87.1	99.1	274.1	267.0
Industrial	65.6	68.0	196.7	187.6
Public Safety	12.5	15.1	44.2	50.1
Other	4.3	4.0	15.7	12.9
Total net sales	$293.9	$313.5	$914.4	$863.2
For the three months ended March 31, 2020 and 2019, approximately 88% and 68% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2020 and 2019, approximately 75% and 70% of our net sales, respectively, were recognized over time. The remaining sales revenues were primarily recognized at a point in time when the customer obtained control of the manufactured product.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $69.5 million and $51.9 million as of March 31, 2020 and June 30, 2019, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $4.5 million and $6.3 million as of March 31, 2020 and June 30, 2019, respectively.

Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2020	June 30, 2019
Finished products	$3,100	$2,708
Work-in-process	6,468	4,119
Raw materials	189,393	197,013
Total inventory	$198,961	$203,840
Note 5. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(3,004)	(2,757)	(135)	(5,896)
Reclassification to (earnings) loss	—	(1,144)	(231)	(1,375)
Net current-period other comprehensive income (loss)	(3,004)	(3,901)	(366)	(7,271)
Balance at March 31, 2020	$(9,852)	$(5,499)	$452	$(14,899)

Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(3,717)	1,970	282	(1,465)
Reclassification to (earnings) loss	—	(452)	(264)	(716)
Net current-period other comprehensive income (loss)	(3,717)	1,518	18	(2,181)
Balance at March 31, 2019	$(8,074)	$(1,861)	$855	$(9,080)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Derivative gain (loss) (1)	$124	$571	$1,434	$541	Cost of Sales
	—	(10)	—	5	Non-operating income (expense), net
	(25)	(110)	(290)	(94)	Benefit (Provision) for Income Taxes
	$99	$451	$1,144	$452	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	100	120	305	348	Non-operating income (expense), net
	(24)	(29)	(74)	(84)	Benefit (Provision) for Income Taxes
	$76	$91	$231	$264	Net of Tax
Total reclassifications for the period	$175	$542	$1,375	$716	Net of Tax
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
Note 6. Commitments and Contingent Liabilities
Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to a beneficiary. As of March 31, 2020, we had a maximum financial exposure from unused standby letters of credit totaling $0.4 million. We don’t expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2020 with respect to the standby letters of credit. The Company also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At March 31, 2020, the drafts transferred and outstanding totaled $5.9 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

Changes in the product warranty accrual for the nine months ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2020	2019
Product warranty liability at the beginning of the period	$958	$656
Additions to warranty accrual (including changes in estimates)	(269)	40
Settlements made (in cash or in kind)	(30)	(40)
Product warranty liability at the end of the period	$659	$656
Note 7. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2020	March 31, 2020	June 30, 2019
Primary credit facility (1)	$33.8	$115.8	$122.8
Thailand overdraft credit facility	2.8	—	—
China revolving credit facility	7.5	—	—
Netherlands revolving credit facility	3.5	6.6	3.4
Poland revolving credit facility	16.5	—	—
Total credit facilities	$64.1	$122.4	$126.2
Less: current portion		$(30.9)	$(34.7)
Long-term debt under credit facilities, less current portion (2)		$91.5	$91.5

(1)
At March 31, 2020, the Company maintains a U.S. primary credit facility (the “primary facility”) dated as of July 27, 2018 and scheduled to mature in July 2023. The primary facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.

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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at March 31, 2020.

(2)
The amount of Long-term debt, less current maturities at March 31, 2020 reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months.

The weighted-average interest rate on the borrowings outstanding under the credit facilities at March 31, 2020 was 3.4%.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.

Recurring Fair Value Measurements:
As of March 31, 2020 and June 30, 2019, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,138	$—	$1,138
Derivatives: foreign exchange contracts	—	1,016	1,016
Trading securities: mutual funds held in nonqualified SERP	9,132	—	9,132
Total assets at fair value	$10,270	$1,016	$11,286
Liabilities
Derivatives: foreign exchange contracts	$—	$4,642	$4,642
Total liabilities at fair value	$—	$4,642	$4,642

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,123	$—	$1,123
Derivatives: foreign exchange contracts	—	1,832	1,832
Trading securities: mutual funds held in nonqualified SERP	9,268	—	9,268
Total assets at fair value	$10,391	$1,832	$12,223
Liabilities
Derivatives: foreign exchange contracts	$—	$299	$299
Total liabilities at fair value	$—	$299	$299
We had no level 3 assets or liabilities measured at fair value during the nine months ended March 31, 2020.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2019.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2020, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $31.9 million and to hedge currencies against the Euro in the aggregate notional amount of 68.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2020, we estimate that approximately $4.6 million of a pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2020 and June 30, 2019.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2020	June 30, 2019	Balance Sheet Location	March 31, 2020	June 30, 2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$222	$1,136	Accrued expenses	$4,642	$278

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	794	696	Accrued expenses	—	21
Total derivatives		$1,016	$1,832		$4,642	$299
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(5,171)	$748	$(3,592)	$2,487
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2020	2019	2020	2019
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$124	$571	$1,434	$541
Foreign exchange contracts	Non-operating income (expense)	—	(10)	—	5
Total		$124	$561	$1,434	$546

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$972	$1,346	$2,032	$2,838

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,096	$1,907	$3,466	$3,384

Note 10. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the other income (expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The increase/(decrease) in net unrealized holding gains for the nine months ended March 31, 2020 and 2019 was approximately, in millions, $(0.6) and $(0.2), respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2020	June 30, 2019
SERP investments - current asset	$1,789	$1,728
SERP investments - other long-term asset	7,343	7,540
Total SERP investments	$9,132	$9,268

SERP obligation - current liability	$1,789	$1,728
SERP obligation - other long-term liability	7,343	7,540
Total SERP obligation	$9,132	$9,268
Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees and other statutory required postemployment plans for certain foreign subsidiaries. The domestic severance plans provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. The foreign postemployment plans include local pension, retirement, or severance plans. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. The net periodic postemployment benefit costs were not material for the nine months ended March 31, 2020 and 2019. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

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

During the first nine months of fiscal year 2020, the following stock compensation was awarded under the Plan and the Deferral Plan.

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
Balance as of March 31, 2020
Goodwill	32,762
Accumulated impairment	(12,826)
Goodwill, net	$19,936

During the first quarter of fiscal year 2020, we added $1.8 million to goodwill resulting from measurement period adjustments to the purchase price allocation of the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
A summary of other intangible assets subject to amortization is as follows:

	March 31, 2020			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$31,889	$27,567	$4,322	$32,015	$27,124	$4,891
Customer Relationships	8,618	1,887	6,731	8,618	1,506	7,112
Technology	5,060	1,524	3,536	5,060	766	4,294
Trade Name	6,369	955	5,414	6,369	478	5,891
Other Intangible Assets	$51,936	$31,933	$20,003	$52,062	$29,874	$22,188
During the three months ended March 31, 2020 and 2019, amortization expense of other intangible assets was, in millions, $0.8 and $0.9, respectively. During the nine months ended March 31, 2020 and 2019, amortization expense of other intangible assets was, in millions, $2.4 and $1.8, respectively.
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
Operating lease costs for the three and nine months ended March 31, 2020 were $0.3 million and $0.9 million, respectively, including short-term and variable lease costs. Cash payments for operating leases included in the measurement of lease liabilities for the nine months ended March 31, 2020 were $0.6 million, which is included in Cash Flows from Operating Activities in the Condensed Consolidated Statement of Cash Flows.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of March 31, 2020 were as follows:

(Amounts in Thousands)
Operating lease right-of-use assets (included in Other Assets)	$2,041
Operating lease liability, current (included in Accrued expenses)	$761
Operating lease liability, noncurrent (included in Other long-term liabilities)	$1,280
Weighted average remaining lease term in years - operating leases	5.0
Weighted average discount rate - operating leases	3.4%

Future lease payments as of March 31, 2020 are as follows:

(Amounts in Thousands)
2020 (1)	$182
2021	740
2022	592
2023	95
2024	95
Thereafter	475
Total undiscounted lease payments	$2,179
Less: imputed interest	138
Total lease liabilities	$2,041
(1) Represents estimated lease payments for the remaining three-month period ending June 30, 2020.
As reported under the previous lease accounting standard, the aggregate future minimum rental payments on our operating leases, as of June 30, 2019, were, in millions, $0.8, $0.7, $0.6, $0.1, and $0.1 for the five years ending June 30, 2024, respectively, and $0.5 million thereafter.
Note 15. Share Owners’ Equity
On October 21, 2015, the Board authorized an 18-month stock repurchase plan (the “Stock Repurchase Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Stock Repurchase Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Stock Repurchase Plan may be suspended or discontinued at any time, and the Stock Repurchase Plan has been temporarily suspended as a result of the COVID-19 environment.
During the nine months ended March 31, 2020, the Company repurchased $8.8 million of common stock at an average price of $14.12 which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Stock Repurchase Plan, the Company has repurchased $76.7 million of common stock at an average cost of $14.93 per share.

Note 16. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Basic and Diluted Earnings Per Share:
Net Income	$6,259	$11,849	$19,469	$24,033
Less: Net Income allocated to participating securities	8	15	25	22
Net Income allocated to common Share Owners	$6,251	$11,834	$19,444	$24,011

Basic weighted average common shares outstanding	25,181	25,479	25,308	25,993
Dilutive effect of average outstanding performance shares	100	81	143	167
Dilutive effect of average outstanding deferred stock units	6	8	15	21
Dilutive weighted average shares outstanding	25,287	25,568	25,466	26,181

Earnings Per Share of Common Stock:
Basic	$0.25	$0.46	$0.77	$0.92
Diluted	$0.25	$0.46	$0.76	$0.92
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. For the third time in six years, we were recognized in 2020 for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2020 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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
The March 2020 edition of Manufacturing Market Insider published by NVR indicated that the group of leading EMS companies that comprise its annual list of the 50 largest EMS providers for 2019, of which we are a member, experienced revenue growth of 0.4% in calendar year 2019. During calendar year 2019, we experienced growth of approximately 13%.
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. We are actively monitoring the global COVID-19 pandemic and its impact on all our operations, including the effect on the supply chain, the availability of critical components, and the health and availability of our workforce. Our primary focus is the well-being and safety of our employees, and we are following current guidelines suggested by applicable authorities. Because of the variety of critical medical device assemblies we manufacture around the world, our facilities are classified as “essential businesses” or otherwise are currently permitted to operate under shelter in place orders or other similar orders but have been affected to varying degrees by COVID-19. Significant uncertainties and risks exist related to the severity and length of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our results cannot be reasonably estimated but could be material.
The COVID-19 pandemic has adversely impacted the automotive industry by disrupting the supply chain from China and leading to automakers in the U.S. and Europe temporarily suspending production. Although we experienced growth in the automotive market in the first nine months of fiscal year 2020 over the prior year nine-month period, led by the continued ramp-up of new programs including programs for fully electric vehicles, we anticipate demand will be lower in the near future as a direct result of COVID-19. In the medical market, we experienced small year-over-year growth in the first nine months of fiscal year 2020, and we anticipate further growth in the upcoming quarters as we are currently experiencing a significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. In the industrial market, growth was driven in large part due to increased demand for smart metering products, and we expect demand to remain steady as many of our customers’ businesses have been classified as essential.
The EMS industry has previously experienced certain component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from tariffs and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced from China, may adversely affect the competitiveness of our domestic operations.
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
We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In an effort to meet the increased demand for medical assemblies in the short term, we expect to increase the utilization of our existing liquidity or consider other options to enhance our liquidity. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $375 million at March 31, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $122.4 million at March 31, 2020.
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

•
Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program award makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for revised risk factors.

	Nine Months Ended
	March 31
Customer Service Years	2020	2019
More than 10 Years
% of Net Sales	77%	76%
# of Customers	39	30
5 to 10 Years
% of Net Sales	10%	9%
# of Customers	18	18
Less than 5 Years
% of Net Sales	13%	15%
# of Customers	20	29
Total
% of Net Sales	100%	100%
# of Customers	77	77

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, global health emergencies, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for revised risk factors.

Financial Overview

The impacts of the global emergence of COVID-19 on our business are currently not fully known. Any prolonged economic disruption could affect demand for our customers’ products, and in turn, our services and adversely impact our results of operations and financial condition.  We are conducting business as usual with some modifications to employee travel and employee work locations, among other modifications, as our facilities are classified as “essential businesses” because of the variety of critical medical device assemblies we manufacture around the world. We have observed other companies, including some of our customers, taking precautionary and preemptive actions and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and the communities in which we operate.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers or on our financial results for our fourth quarter of fiscal 2020.

	At or for the Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$293.9		$313.5		(6)%
Gross Profit	$20.2	6.9%	$26.6	8.5%	(24)%
Selling and Administrative Expenses	$9.6	3.3%	$12.1	3.9%	(20)%
Operating Income	$10.6	3.6%	$14.5	4.6%	(27)%
Net Income	$6.3		$11.8		(47)%
Diluted Earnings per Share	$0.25		$0.46		(46)%
Open Orders	$511.0		$379.5		35%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$914.4		$863.2		6%
Gross Profit	$62.9	6.9%	$65.2	7.6%	(3)%
Selling and Administrative Expenses	$32.5	3.6%	$33.5	3.9%	(3)%
Other General Income	$—		$0.1
Operating Income	$30.4	3.3%	$31.7	3.7%	(4)%
Net Income	$19.5		$24.0		(19)%
Diluted Earnings per Share	$0.76		$0.92		(17)%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Automotive	$124.4	$127.3	(2)%	$383.7	$345.6	11%
Medical	87.1	99.1	(12)%	274.1	267.0	3%
Industrial	65.6	68.0	(3)%	196.7	187.6	5%
Public Safety	12.5	15.1	(18)%	44.2	50.1	(12)%
Other	4.3	4.0	8%	15.7	12.9	22%
Total Net Sales	$293.9	$313.5	(6)%	$914.4	$863.2	6%
Third quarter fiscal year 2020 consolidated net sales decreased compared to the third quarter of fiscal year 2019, driven largely by overall lower demand, and to a lesser extent, the negative impact to sales from COVID-19. Year-to-date fiscal year 2020 consolidated net sales increased compared to the year-to-date period of fiscal year 2019 primarily due to the continued ramp-up of certain programs, new product introductions, and an overall increase in demand in the first half of the fiscal year. Consolidated net sales for both the current quarter and current year-to-date period were impacted by a 1% unfavorable foreign currency exchange fluctuation when compared to the same periods in the prior year. By end market vertical, our market verticals fluctuated as follows:

•
Sales to customers in the automotive market decreased in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 largely from lower demand of existing products, including the negative impact to demand from COVID-19 starting in the last part of the quarter, which was partially offset by the ramp-up of certain programs for fully electric vehicles and new product introductions. Sales to customers increased in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 with overall stronger demand, the ramp-up of certain programs for fully electric vehicles, the favorable impact of certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, which were partially offset by the unfavorable sales impact to our customers that support GM due to the UAW labor strike and the negative impact to demand from COVID-19. We anticipate demand from customers in the automotive market will be lower in the near term as a direct result of COVID-19, primarily in North America and Europe as automakers in these locations have temporarily halted production. We cannot predict the severity or the duration of this COVID-19 impact on the automotive market.

•
Sales to customers in the medical market decreased in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 largely from lower overall demand that was partially offset by the ramp-up of certain products. Sales to customers in the medical market increased in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 primarily due to increased demand for existing products and the continued ramp-up of certain programs. We anticipate growth of sales to customers in the medical market in the upcoming quarters as we are currently experiencing a significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment.

•
Sales to customers in the industrial market declined in the third quarter of the current fiscal year when compared to the third quarter of the prior fiscal year as lower end market demand for climate control products and the phase out of certain programs were partially offset by increased demand for smart metering products. However, sales to customers in the industrial market improved in the year-to-date period of fiscal year 2020 compared to the year-to-date period of fiscal year 2019 from increased demand for smart metering products, which was partially offset by lower end market demand for climate control products and the phase out of certain programs.

•
Sales to customers in the public safety market decreased in the third quarter and year-to-date period of fiscal year 2020 compared to the third quarter and year-to-date period of fiscal year 2019 due to the phase out of certain programs and lower overall demand.

A significant amount of sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Nexteer Automotive	16%	13%	15%	12%
Philips	14%	13%	14%	14%
ZF	*	12%	*	12%

* amount is less than 10% of total
Open orders were up 35% as of March 31, 2020 compared to March 31, 2019 as open orders in the medical and automotive markets significantly increased. The increase in open orders in the medical market are a direct result of the COVID-19 pandemic as we are currently experiencing a significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. The increase in open orders in the automotive market is due in part to the ramp-up of new programs and certain key customers placing orders with increased lead times. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of March 31, 2020 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 could impact the timing and certainty of fulfillment of open orders.
Third quarter fiscal year 2020 gross profit as a percent of net sales declined when compared to the third quarter of fiscal year 2019 primarily due to lower volumes and unfavorable product mix, which were partially offset by lower profit-sharing bonus expense. Year-to-date fiscal year 2020 gross profit as a percent of net sales declined compared to year-to-date fiscal year 2019 primarily due to unfavorable product mix and the unfavorable impact to gross profit from our recent acquisition.
Selling and administrative expenses decreased as a percent of net sales and in absolute dollars in the third quarter of fiscal year 2020 when compared to the third quarter of fiscal year 2019. The current quarter selling and administrative expenses decreased primarily from a decrease in the fair value of the liability for the supplemental employee retirement plan (“SERP”) and lower incentive-based compensation, which were partially offset by higher salary and related payroll costs.
For the first nine months of fiscal year 2020, selling and administrative expenses decreased as a percent of net sales and in absolute dollars when compared to the first nine months of fiscal year 2019 primarily from lower incentive-based compensation and a decrease in the fair value of the SERP liability, which were partially offset by higher salary and related payroll costs in addition to higher amortization expense directly resulting from the finite-lived intangible assets acquired with the GES acquisition.
Other General Income in the first nine months of fiscal year 2019 included $0.1 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the first nine months of fiscal year 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Interest income	$18	$19	$43	$42
Interest expense	(1,166)	(1,165)	(3,523)	(2,644)
Foreign currency/derivative gain (loss)	200	746	(143)	91
Gain (loss) on SERP investments	(914)	606	(434)	99
Foreign government subsidies	58	9	123	580
Other	(89)	(38)	(218)	(138)
Other income (expense), net	$(1,893)	$177	$(4,152)	$(1,970)

Interest expense has increased in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 due to increased borrowings on the credit facilities. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2020		March 31, 2019
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,858	49.8%	$11,751	14.2%
Foreign	24,377	24.0%	18,020	22.6%
Total	$26,235	25.8%	$29,771	19.3%
When compared to the statutory rate, the domestic effective tax rate for the first nine months of fiscal year 2020 was substantially higher as the relatively low profit before tax magnified the impact of certain discrete adjustments and tax expense due to the global intangible low-taxed income provisions of Tax Reform.
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
Comparing the balance sheet as of March 31, 2020 to June 30, 2019, Receivables decreased $34.2 million largely due to increased utilization of our accounts receivable factoring arrangements. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $17.5 million as a result of the timing of shipments and related billings, increased production volumes, and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year. Goodwill has increased $1.8 million due to purchase accounting measurement period adjustments associated with the GES acquisition. Treasury stock, at cost increased $6.7 million primarily due to stock repurchases under an authorized stock repurchase plan. A $7.3 million change in Accumulated other comprehensive loss was primarily driven by foreign currency translation adjustments.
Liquidity and Capital Resources
Working capital at March 31, 2020 was $281.4 million compared to working capital of $280.4 million at June 30, 2019. The current ratio was 2.1 at March 31, 2020 and 2.0 at June 30, 2019. The debt-to-equity ratio was 0.3 at both March 31, 2020 and June 30, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $122.4 million at March 31, 2020 and $110.7 million at June 30, 2019.

Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD is a metric used to measure the efficiency of managing working capital. CCD for the quarter ended March 31, 2020 was 81 days, which increased from the quarter ended June 30, 2019 and the quarter ended March 31, 2019. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	March 31, 2020	June 30, 2019	March 31, 2019
DSO	55	59	56
CAD	21	15	15
PDSOH	67	64	68
APD	62	61	64
CCD	81	77	75
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2020 and 2019.

	Nine Months Ended
	March 31
(Amounts in millions)	2020	2019
Net cash provided by (used for) operating activities	$51.3	$(19.0)
Net cash used for investing activities	$(27.6)	$(59.5)
Net cash (used for) provided by financing activities	$(13.5)	$80.3
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2020 was largely driven by net income adjusted for non-cash items. Net cash used for operating activities in the first nine months of fiscal year 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Changes in operating assets and liabilities provided $5.7 million of cash in the first nine months of fiscal year 2020 and used $66.2 million of cash in the first nine months of fiscal year 2019.
The cash provided of $5.7 million from changes in operating assets and liabilities in the first nine months of fiscal year 2020 is primarily due to a decrease in accounts receivable, which provided cash of $33.6 million primarily due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $17.5 million as a result of the timing of shipments and related billings, increased production volumes, and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and cash used of $8.1 million as accrued expenses and taxes payable decreased, driven largely by a significant portion of accrued incentive compensation being paid during the first nine months of fiscal year 2020 and the reduction of advance payments from customers recognized as contract liabilities as the performance obligations were completed.
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

Cash Flows from Investing Activities
For the first nine months of fiscal years 2020 and 2019, net cash used for investing activities was $27.6 million and $59.5 million, respectively. During the first nine months of fiscal year 2020, we invested $27.8 million into capital expenditures for the future primarily for machinery and equipment for capacity purposes and to support new business awards. During the first nine months of fiscal year 2019, we invested $43.9 million for the GES acquisition. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the purchase price allocation to assets acquired and liabilities assumed for this acquisition. Also during the first nine months of fiscal year 2019, we invested $16.0 million into capital expenditures for the future primarily for machinery and equipment for capacity purposes and to support new business awards, replacement of older machinery and equipment, and improvements to our facilities.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2020, net cash used by financing activities of $13.5 million resulted from net payments on our primary credit facility of $7.0 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings of $3.3 million on our Netherlands credit facility. For the first nine months of fiscal year 2019, net cash provided by financing activities of $80.3 million resulted from net borrowings on our primary credit facility of $118.8 million, partially offset by repurchases of our common stock under an authorized stock repurchase plan, the remittance of tax withholdings on share-based payments, and debt issuance costs. The borrowings on our primary credit facility in the first nine months of fiscal year 2019 were used to primarily fund the GES acquisition that occurred on October 1, 2018 in addition to other domestic cash needs. Also included in the financing activities for the first nine months of fiscal year 2019 were $12.8 million of payments on the Vietnam credit facility that was assumed with the GES acquisition.
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
At March 31, 2020, we had $115.8 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. Borrowings under the primary facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At March 31, 2020, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2019, we had $122.8 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.

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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2020.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of March 31, 2020, we maintained the following foreign credit facilities:

•
A Thailand overdraft credit facility which allows for borrowings up to 90 million Thai Baht (approximately $2.8 million at March 31, 2020 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2020 or June 30, 2019.

•
An uncommitted credit facility for one of our China operations, which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi. We had no borrowings outstanding under this foreign credit facility as of March 31, 2020 or June 30, 2019.

•
An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.1 million at March 31, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $6.6 million in borrowings outstanding under this Netherlands revolving credit facility as of March 31, 2020 and $3.4 million as of June 30, 2019.

•
An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 15 million Euro (approximately $16.5 million at March 31, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of March 31, 2020 or June 30, 2019.

Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2020 and 2019, we sold, without recourse, $202.0 million and $191.0 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
Due to the COVID-19 pandemic, we are anticipating growth in sales to customers in the medical market in the upcoming quarters as we are currently experiencing a significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. In an effort to meet the increased demand for medical assemblies in the short term, we expect to increase the utilization of our existing liquidity or consider other options to enhance our liquidity. We are also hiring additional employees in certain locations to support the increased demand. We are in a solid financial position to be able to meet the increased demand and weather the impact of COVID-19; however, significant uncertainty and risks exist related to the severity and length of the impact to certain markets, the supply chain, and to global macroeconomic conditions.

We believe our principal sources of liquidity from available funds on hand, cash generated from operations, the availability of borrowing under our existing credit facilities, and opportunities to increase our available liquidity will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $64.1 million at March 31, 2020. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions provider.
The GES acquisition completed on October 1, 2018 was accounted for as a business combination. As of March 31, 2020, the Company has recorded a net adjusted purchase price of $42.4 million, which includes a reduction for an estimated net working capital adjustment of $7.6 million. We have paid cash, net of the cash acquired, of $43.9 million, and a net receivable due from the seller has been recognized for $3.8 million. While the net working capital adjustment has been disputed by the sellers of GES and continues to be resolved through the dispute resolution process, the purchase price is considered final as a result of the twelve-month measurement period ending on September 30, 2019.
At March 31, 2020, our capital expenditure commitments were approximately $2.2 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and replacement purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures. As a result of COVID-19, we expect to increase our capital investments in the upcoming quarters to expand capacities to meet the increased demand for medical assemblies.
At March 31, 2020, our foreign entities held cash totaling $56.5 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects and, therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of March 31, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheet. The Company expects to pay this tax payable with available liquidity. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes.
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, in addition to allowing companies to defer the payment of certain employer portion payroll taxes.  The tax law changes in the Act did not have a material impact on the Company’s financial results for the three and nine months ended March 31, 2020.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time and has been temporarily suspended as a result of the COVID-19 environment. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $76.7 million of common stock under the Plan through March 31, 2020.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, the ability of Kimball Electronics to generate profits, the length and severity of the COVID-19 pandemic and the related uncertainty around the financial impact, global health emergencies, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the third quarter of fiscal year 2020, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
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

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in global economic conditions, the geopolitical environment, global health emergencies including the COVID-19 pandemic, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, the ability of the supply chain to react successfully to significant increases in demand for certain medical components, impact related to tariffs and other trade barriers, increased competitive pricing pressures, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2019. See Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for revised risk factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2019. The interest rate on certain borrowings under our U.S. primary credit facility and our foreign credit facilities are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. The Company is monitoring these developments.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. During the quarter ended March 31, 2020, the Company implemented a new group consolidation system. As a result, new processes and controls have been implemented, as necessary, to provide management with a reasonable assurance of accuracy and integrity in the Company’s financial results and reporting. Other than for the implementation of the new group consolidation system, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. We are including the following revised risk factors to update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, and the revised risk factors should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019. In addition, many of our other risk factors could be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. For more information on our forward-looking statements, see the “Forward-Looking Statements” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Natural disasters or other catastrophic events such as the COVID-19 pandemic may impact our production schedules and, in turn, negatively impact profitability.
Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, fires, and pandemics, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in reduced demand for our customers’ products and delayed or lost revenue for our services. Further, any continuing disruption in our computer systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
For example, the COVID-19 pandemic has impacted and will continue to impact our global operations. We have experienced and are experiencing sales declines in certain product categories, especially in the automotive market as a result of temporary suspensions of production by automakers. Several of our facilities have experienced closures due to the COVID-19 outbreak. While some facilities have since resumed normal operations, further closures could occur. All of our operations have been, and will continue to be, impacted to varying degrees by government measures to contain or mitigate the spread of the virus, including travel restrictions, restrictions on operation of businesses, shelter in place orders, and mandatory closures of schools and child-care facilities, which in turn can have adverse impacts on the availability of critical components, capacity utilization at our facilities, and the ability of certain employees to return to work. We cannot predict the duration or scope of the COVID-19 pandemic; therefore, its financial impact on our financial position, results of operations, and cash flows cannot be reasonably estimated but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1, 2020 - January 31, 2020	—	$—	—	$5,977,717
February 1, 2020 - February 29, 2020	24,959	$14.60	24,959	$5,613,243
March 1, 2020 - March 31, 2020	188,737	$12.30	188,737	$3,292,453
Total	213,696	$12.57	213,696
(1) On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock.
(2) Separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. On March 30, 2020, the Plan was temporarily suspended as a result of the COVID-19 environment.

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
May 5, 2020

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 5, 2020