Form 10-K
period 2020-06-30
Kimball Electronics, Inc.
filed 2020-08-27
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $419.8 million based on 95.8% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 13, 2020 was 24,987,321 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 10, 2020, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was founded in 1961 and was incorporated in 1998. We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets.  We offer a package of value that begins with our core competency of producing “durable electronics” and have expanded into diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. This package of value includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products.  We believe our customers appreciate our body of knowledge as it relates to the design and manufacture of their products that require durability, reliability, the highest levels of quality control, and regulatory compliance.  We deliver award-winning service from our highly integrated global footprint which is enabled by a largely common operating system, a standardization strategy, global procedures, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, our track record of quality, financial stability, social responsibility, and commitment to long-term relationships is important to them.
We have been producing safety critical electronic assemblies for our automotive customers for over 35 years.  During this time, we have built up a body of knowledge that has not only proven to be valuable to our automotive customers, but to our medical, industrial, and public safety customers as well.  We have been successful in growing and diversifying our business by leveraging our automotive experience and know-how in the areas of design and process validation, traceability, process and change control, and lean manufacturing to create valuable and innovative solutions for customers in the medical, industrial, and public safety end market verticals.  These solutions include diversified contract manufacturing services for medical disposables, precision molded plastics, and design, production, and servicing of automation, test, and inspection equipment for industrial applications. We have harmonized our quality systems to be compliant with various important industry certifications and regulatory requirements.  This allows us to take advantage of other strategic points of leverage in the supply chain and within our operations so we can cost-effectively manufacture electronic and non-electronic products in the same production facility for customers from all four of our end market verticals.
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
Our CRM model combines members of our team from within our manufacturing facilities and members of our business development team who reside remotely and nearer to our customers around the world.  We also have cross-functional teams in the areas of quality, operational excellence, quoting, and design engineering with representatives from our various locations that provide support to our teams on a global basis. The skill sets of these team members and the clarity in their roles and responsibilities help provide our customers with a strong conduit that is critical to execution and forming a strong relationship.  We have institutionalized a customer scorecard process that provides all levels of our company with valuable feedback that helps us drive the actions for continuous improvement.  Our customer scorecard process has helped us deliver award-winning service and build loyalty with our customers.
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
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2020, all of our business units provide contract manufacturing services for electronic and other assemblies or components primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics and, as such, have been aggregated into one reportable segment.
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

•
Expanding Our Package of Value – enhance our core strengths and expand upon our package of value through diversified contract manufacturing services in areas such as complex system assembly, specialized processes, precision molded plastics; and

•
Expanding Our Markets – explore opportunities that will broaden existing or establish new markets, capabilities, or technologies such as automation, test, and inspection equipment for industrial applications.

We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions. As part of this strategy, in fiscal year 2019, we acquired GES Holdings, Inc., Global Equipment Services and Manufacturing, Inc., and its subsidiaries (collectively referred to as “GES”). GES specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries. See Item 1A - Risk Factors for risks associated with this acquisition and Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition.
Our Business Offerings
We offer contract electronics manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end market verticals. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, as well as production automation, test, and inspection equipment. Our services support the complete product life cycle of our customers’ products, and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We collaborate with third-party design services companies to bring innovative, complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value.  We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the various quality and reliability expectations of our customers in each of our end market verticals.
We value our customers and their unique needs and expectations.  Our customer focus and dedication to unparalleled excellence in engineering and manufacturing has resulted in proven success in the contract manufacturing industry. Personal relationships are important to us.  We strive to build long-term global partnerships.  Our commitment to support our customers is backed by our history and demonstrated performance for almost 60 years.
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
Our Competitive Strengths
Our competitive strengths derive from our experience of producing safety critical electronic assemblies for automotive customers for over 35 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our core strengths include:

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
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Inc., and Plexus Corp. We do not have a significant share of the EMS market and were ranked the 19th largest global EMS provider for calendar year 2019 by Manufacturing Market Insider in the March 2020 edition published by New Venture Research.
Locations
As of June 30, 2020, we have eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. During fiscal year 2019, we acquired GES which has manufacturing facilities in California, China, and Vietnam. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations and acquisitions.
Seasonality
Consolidated sales revenue is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.

Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2020 were as follows:

	Year Ended June 30
	2020	2019	2018
Automotive	38%	40%	44%
Medical	33%	31%	29%
Industrial	23%	22%	20%
Public Safety	5%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
Included in our sales were a significant amount to Philips, ZF, and Nexteer Automotive, which accounted for the following portions of net sales:

	Year Ended June 30
	2020	2019	2018
Philips	16%	14%	13%
ZF	*	12%	15%
Nexteer Automotive	14%	12%	13%

* amount is less than 10% of total
The nature of the contract manufacturing business is such that start-up of new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle, which can be difficult to predict at the beginning of a program.  Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which are generally short term in nature. Our customers generally have the right to cancel a particular program subject to contractual provisions governing termination, the final product runs, excess or obsolete inventory, and end-of-life pricing, which reduces the additional costs that we incur when a manufacturing services agreement is terminated.
Backlog
The aggregate sales price of production pursuant to unfulfilled customer orders, which in certain cases may be delayed or canceled by the customer subject to contractual termination provisions, was $421.0 million and $417.8 million as of June 30, 2020 and 2019, respectively. Substantially all of the open orders as of June 30, 2020 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends due to the contract nature of our business and the short-term nature of customer orders.
Raw Materials
Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. In addition, unforeseen events such as natural disasters and the COVID-19 global pandemic can and have disrupted portions of the supply chain. We believe that maintaining close communication with suppliers helps minimize potential disruption in our supply chain.
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

Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes which allow us to provide competitive contract manufacturing services to our customers. As such, this intellectual property is complex and normally contained within our facilities. The nature of this know-how does not lend itself well to traditional patent protection. In addition, we feel the best protection strategy involves maintaining our intellectual property as trade secrets because there is no disclosure of the information to outside parties, and there is no expiration on the length of protection. For these reasons, we do not at this time own any patents that we consider significant to our business but do have some designs on which we are currently exploring patent protection. Our registered trademarks consist of the “Kimball Electronics” name and “Ball Logo” as registered in certain categories relating to our electronics manufacturing and design services, and the “GES and Design” trademark acquired through the GES acquisition.
Corporate Social Responsibility
We are committed to our environmental, social, and governance philosophies and practices, which have been a part of who we are since our founding in 1961. To showcase how our employees around the world share a strong sense of responsibility to protect the environment, sustain a safety focus at our facilities, and give back in meaningful ways to the communities where we live and work, we issued our first Environmental, Social & Governance Report (“ESG Report”) in December 2019. The ESG Report highlights the long-term environmental, social and governance principles, and practices designed to support the Company’s commitment to sustaining “lasting relationships” and achieving “global success” with its stakeholders wherever Kimball Electronics’ touch is felt throughout the world. The ESG Report reflects several long-standing Guiding Principles of the Company: Our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The ESG Report is posted on our website.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2022 will not represent a material portion of total capital expenditures during those years.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Employees
As of June 30, 2020, Kimball Electronics employed approximately 6,400 people worldwide, with approximately 1,400 located in the United States and approximately 5,000 located in foreign countries. Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
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

Item 1A - Risk Factors
The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and should be carefully considered. Many of the risk factors could be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial, or we have not predicted may also affect our business, financial condition, or results of operations. Because of these and other factors, past performance should not be considered an indication of future performance.
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
The COVID-19 pandemic has adversely impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. The economic expansion of recent years has been interrupted as a result of the COVID-19 pandemic and recessionary conditions may occur, which could result in our customers or potential customers reducing or delaying orders as well as a number of other negative effects on our business, such as increased pricing pressures, the insolvency of suppliers, which could cause production delays, the inability of customers to obtain credit, or the insolvency of customers. In addition, the uncertainties of the market and economic conditions caused by strained international trade relations, such as the relations between the United States and China and the United Kingdom’s exit from the European Union, could have an adverse effect on our business and results of operations.
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
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. If one of our current customers merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2020, 2019, and 2018. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.

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
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by us when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components purchased by us are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized in our manufacturing process are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. Recently, the COVID-19 pandemic has increased the demand for certain medical components. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, or if the supply chain is unable to react timely to increases in demand, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
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

We will face risks commonly encountered with growth through acquisitions.
Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	difficulties in bringing internal control over financial reporting into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities;

•	potential adverse tax effects; and

•	dilution of earnings.
We may not be successful in launching start-up operations.
We are committed to growing our business, and therefore, from time to time, we may determine that it would be in our best interest to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
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
We have operations outside the United States, primarily in China, Mexico, Poland, Romania, Thailand, and Vietnam. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability, including the uncertainties caused by the United Kingdom’s exit from the European Union;

•	foreign governments’ measures taken in response to the COVID-19 pandemic;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in U.S. or foreign policies, regulatory requirements, and laws;

•	tariffs and other trade barriers, including tariffs imposed by the United States as well as responsive tariffs imposed by China, the European Union, or Mexico;

•	potentially adverse tax consequences, including changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries; and

•	foreign labor practices.
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
As a result of an impairment test we conducted as of June 30, 2020, we recorded a $7.9 million impairment charge associated with the goodwill of our GES reporting unit. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for further discussion of the impairment test and associated charge.
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
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on the adoption of the new accounting guidance.
A failure to comply with the financial covenants under our credit facilities could adversely impact us.
Our primary credit facility and the 364-day revolving credit facility established in May 2020 require us to comply with certain financial covenants. We believe the most significant covenants under these credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in the credit facilities, and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2020, we had $111.4 million in borrowings under these credit facilities and had total cash and cash equivalents of $65.0 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
We are exposed to interest rate risk on our borrowings.
We have exposure to interest rate risk on our borrowings under our credit facilities. The interest rates of these borrowings are based on a spread plus applicable base rate, including the London interbank offered rate (“LIBOR”), the prime rate of a reference bank, or the federal funds rate. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations, or cash flows.
In addition, the United Kingdom’s Financial Conduct Authority has announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
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
Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. Similar risks exist with our third-party vendors. Any problems caused by these third parties, including those resulting from disruption in communications services, cyber attacks, or security breaches, have the potential to hinder our ability to conduct business. In addition, data privacy laws and regulations, such as the European Union General Data Protection Regulation and similar legislation in jurisdictions in which we operate, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties.
Failure to protect our intellectual property could undermine our competitive position.
Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. We attempt to protect our intellectual property rights worldwide through a combination of trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore, in some parts of the world, we have limited protections, if any, for our intellectual property. If we are unable to adequately protect our intellectual property embodied in our solutions, designs, processes, and products, the competitive advantages of our proprietary technology could be reduced or eliminated, which would harm our business and could have a material adverse effect on our results of operations and financial position.
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

Our success also depends on keeping pace with technological advancements, including Industry 4.0, and adapting services to provide manufacturing capabilities which meet customers’ changing needs. Therefore, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect our business.
Availability of manufacturing labor and turnover in personnel could cause manufacturing inefficiencies and increase operating costs.
The demand for manufacturing labor in certain geographic areas in which we operate make recruiting new production employees and retaining experienced production employees difficult. Shortage of production workers could adversely impact our ability to complete our customers’ orders on a timely basis, which could adversely affect our relations with customers, potentially resulting in reduction in orders from customers or loss of customers. Turnover in personnel could result in additional training and inefficiencies that could adversely impact our operating results.
The cost of providing employee healthcare benefits could increase and reduce our profitability.
We are self-insured up to certain limits for certain domestic employee health benefits. For these self-insured health plans, we incur the cost of claims, which may include catastrophic claims, with the employees bearing a limited portion of the cost through insurance premiums and deductibles. The cost of providing employee healthcare benefits may increase, including as a result of the high costs associated with rare-disease drug prescriptions, and could have an adverse effect on our profitability.
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
For example, the COVID-19 pandemic poses the risk that we or our employees, suppliers, customers, and others may be restricted or prevented from conducting business activities as normal for indefinite or intermittent periods of time, which has impacted and will continue to impact our global operations. We have experienced and are experiencing sales declines in certain product categories, especially in the automotive market as a result of temporary suspensions of production by automakers. Several of our facilities have experienced temporary suspensions of operations due to the COVID-19 outbreak. While all facilities have since resumed normal operations, further temporary suspensions could occur. All of our operations have been, and will continue to be, impacted to varying degrees by government measures worldwide to contain or mitigate the spread of the virus, including travel restrictions, restrictions on operation of businesses, shelter in place orders, and mandatory closures of schools and child-care facilities, which in turn can have adverse impacts on the availability of critical components, our supply chain, capacity utilization at our facilities, and the ability of certain employees to return to work. We have modified our business practices for the continued health and safety of our employees and may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers and customers have also implemented, or may implement, similar practices in response to the pandemic. The implementation of health and safety practices by us or our suppliers or customers could adversely impact deliveries and productivity and increase costs. In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities or cause us to divert or delay the application of our resources toward initiatives that may otherwise increase our long-term value. We cannot reasonably predict the full extent to which the COVID-19 pandemic will impact our financial position, results of operations, and cash flows, which will depend on future developments that are highly uncertain and continuously evolving, including, the duration of the COVID-19 pandemic and its severity, new medical and other information that may emerge concerning COVID-19, further actions by governmental entities or others in response to the pandemic, and how quickly and to what extent normal economic and operating conditions can resume.

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

•
Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. As another example, the U.S. government has imposed tariffs on certain products imported from China as well as steel and aluminum imported from the European Union. China and the European Union have imposed tariffs on certain U.S. products in retaliation. These tariffs could force our customers or us to consider various strategic options including, but not limited to, looking for different suppliers, shifting production to facilities in different geographic regions, absorbing the additional costs, or passing the cost on to customers. Ultimately, these tariffs could adversely affect the competitiveness of our domestic operations, which could lead to the reduction or exit of certain U.S. manufacturing capacity. The U.S. government may impose additional tariffs on automotive imports from the European Union. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, or operating costs in our manufacturing facilities could be increased, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.

SEC “Conflict Minerals” regulation may increase our costs and reduce our sales levels.
As a result of the Dodd-Frank Act, the SEC adopted rules establishing due diligence, disclosure, and reporting requirements for public companies which manufacture products that include components containing certain minerals referred to as “conflict minerals.” Since certain products we manufacture for our customers contain such minerals, we are required to determine, disclose, and report whether or not such minerals in our products originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers. In addition, as our supply chain is complex and the process to comply with the SEC rules is cumbersome, the ongoing compliance process is both time consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products, or supply disruptions if our due diligence process reveals that materials we source contain minerals that originated in the DRC or adjoining countries.
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	successful integration of acquisitions or greenfield start-ups;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	the changes in customer requirements for our products and services;

•	natural disasters or other catastrophic events, such as the COVID-19 pandemic, that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, could adversely affect the trading price of our common stock.
Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
We have adopted Amended and Restated Articles of Incorporation and Amended and Restated Bylaws. Certain provisions of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws may delay or prevent a merger or acquisition that a Share Owner may consider favorable. For example, the Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue one or more series of preferred stock, prevents Share Owners from acting by written consent, and requires a supermajority Share Owner approval for certain business combinations with related persons. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on potential acquirers.
We cannot assure you that we will pay dividends on our stock in the future.
We have not paid any dividends on our common stock. The timing, declaration, amount, and payment of future dividends to our Share Owners will fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, industry practice, and other business considerations that our Board of Directors considers relevant from time to time. In addition, our ability to declare or the amount of any future dividends may be restricted by the provisions of Indiana law and covenants in our primary credit facility. We do not have a plan to pay future dividends at this time. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected, and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2020, we had eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. These facilities occupy approximately 1,358,000 square feet in aggregate, substantially all of which are owned. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts. Due to sales fluctuations caused by changes in demand and the impacts of COVID-19, not all facilities were utilized at normal capacity during fiscal year 2020. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
The Company holds land leases for our facilities in China, Thailand, and Vietnam with these leases expiring from fiscal year 2030 to 2057. See Note 20 - Leases of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 97 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 27, 2020 are as follows:
(Age as of August 27, 2020)

Name	Age	Office and Area of Responsibility
Donald D. Charron	56	Chairman of the Board and Chief Executive Officer
Desiree L. Castillejos	49	Vice President, Corporate Development and M&A, and Chief Strategy Officer
Jessica L. DeLorenzo	35	Vice President, Human Resources
John H. Kahle	63	Vice President, General Counsel, Chief Compliance Officer, and Secretary
LeRoy W. Kemper	49	Vice President, Diversified Contract Manufacturing Services
Steven T. Korn	56	President, Global Electronics Manufacturing Services Operations
Michael K. Sergesketter	60	Vice President, Chief Financial Officer
Sandy A. Smith	57	Vice President, Information Technology
Kathy R. Thomson	51	Vice President, Global Business Development and Design Services
Christopher J. Thyen	57	Vice President, New Platforms
Executive officers are appointed annually by the Board of Directors. The following is a brief description of the business experience during the past five or more years of each of our executive officers. Prior to becoming a stand-alone public company on October 31, 2014, the Company was a wholly-owned subsidiary of Kimball International, Inc. (“former Parent”).
Mr. Charron is our Chairman of the Board and Chief Executive Officer. Mr. Charron has served in this role since October 2014. Previously, he served as an Executive Vice President of former Parent, a member of the Board of Directors of former Parent, and the President of the Kimball Electronics Group that now comprises Kimball Electronics. Mr. Charron had led the EMS segment of former Parent since joining former Parent in 1999.
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
Mr. Kahle is our Vice President, General Counsel, Chief Compliance Officer, and Secretary. Mr. Kahle has served as our Vice President, General Counsel, and Secretary since October 2014 and was appointed Chief Compliance Officer in April 2016. Previously, he served as Executive Vice President, General Counsel and Secretary of former Parent and had served in this role with former Parent since 2001.
Mr. Kemper was appointed Vice President, Diversified Contract Manufacturing Services, effective July 1, 2020. Previously, Mr. Kemper held the position of General Manager, Kimball Electronics Indianapolis since 2018. Prior to joining Kimball Electronics, he held the position of President for iScribeMD since 2017. Prior to iScribeMD, he served as the Vice President of Operations for Fresh Products since 2012.
Mr. Korn was appointed President, Global Electronics Manufacturing Services Operations, effective July 1, 2020. Previously, Mr. Korn held the position of Vice President, North American Operations and had served in this role since 2007.
Mr. Sergesketter is our Vice President, Chief Financial Officer. Mr. Sergesketter has served in this role since October 2014. Previously, he served as Vice President, Chief Financial Officer for Kimball Electronics Group that now comprises Kimball Electronics. Mr. Sergesketter had served in this role with former Parent since 1996.
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
The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol: KE.
Dividends
We have not paid any dividends on our common stock since we became a stand-alone public company on October 31, 2014. We do not have a plan at this time to pay dividends in the future.
Share Owners
On August 13, 2020, the Company’s common stock was owned by approximately 1,205 Share Owners of record.
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
During the three months ended June 30, 2020, the Company did not repurchase any common stock. During fiscal year 2020, the Company has repurchased $8.8 million of common stock under the Plan. The Company’s maximum value of remaining shares that may be purchased under the Plan was $3.3 million at June 30, 2020. On March 30, 2020, the Plan was temporarily suspended as a result of the COVID-19 environment.

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock for the five-year period commencing June 30, 2015 and ending June 30, 2020 to the cumulative total return of the NASDAQ Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes:  Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on June 30, 2015 and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	06/30/2015	06/30/2016	06/30/2017	06/30/2018	06/30/2019	06/30/2020
Kimball Electronics, Inc.	$100.00	$85.83	$123.71	$125.43	$111.31	$92.80
NASDAQ Stock Market (U.S.)	$100.00	$98.26	$126.07	$155.85	$167.93	$213.18
Peer Group Index	$100.00	$102.20	$146.73	$132.06	$119.36	$121.80

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Effective for fiscal year ended June 30, 2019, the Company adopted the new accounting standard on Revenue from Contracts with Customers on a modified retrospective basis, and the prior periods were not restated and continue to be reported under the accounting standards in effect for those periods.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:
Net Sales	$1,200,550	$1,181,844	$1,072,061	$930,914	$842,060
Net Income (1)	$18,196	$31,558	$16,752	$34,179	$22,287
Earnings Per Share:
Basic	$0.72	$1.22	$0.63	$1.25	$0.77
Diluted	$0.71	$1.21	$0.62	$1.24	$0.76

	As of June 30
(Amounts in Thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Total Assets	$774,829	$764,111	$608,758	$554,944	$510,565
Long-Term Debt, Less Current Maturities	$91,500	$91,500	$—	$—	$—
(1) Fiscal year 2020 net income included $6.9 million ($0.28 per diluted share) of after-tax expense related to goodwill impairment of the GES reporting unit and after-tax expense of $2.9 million ($0.11 per diluted share) from the final net working capital adjustment recorded after the measurement period of the GES acquisition.
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
The June 2020 edition of Manufacturing Market Insider published by NVR highlighted some key findings published in its annual report on the worldwide EMS industry, The Worldwide Electronics Manufacturing Services - 2020 Edition. It was noted that the worldwide contract manufacturing market experienced revenue growth of 2.5% during calendar year 2019. During calendar year 2019, we experienced growth of approximately 13%. In addition, NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 1.9% over the next five years, calendar years 2020 through 2024, with the EMS industry projected to grow at a CAGR of 5.6%.
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. We are actively monitoring the global COVID-19 pandemic and its impact on all our operations, including the effect on customers, the supply chain, the availability of critical components, and the health and availability of our workforce. Our primary focus is the well-being and safety of our employees, and we are following current guidelines suggested by applicable authorities, including utilizing protective shields, face masks, body temperature scanning, social distancing, and proper hygiene. Our response to each positive case in our facilities follows our procedures for communication to our employees, contact tracing, self-quarantining, testing, and sanitization of the affected work areas. Because of the variety of critical medical device assemblies we manufacture around the world, our facilities are classified as “essential businesses” or otherwise have been permitted to operate under shelter in place orders or other similar orders but have been affected to varying degrees by COVID-19. We are maintaining close contact and communication with our customers and our supply chain to ensure safety measures follow appropriate guidelines for the health and safety of all parties and to minimize disruption of operations. Significant uncertainties and risks exist related to the severity and duration of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our results cannot be reasonably estimated but could be material.
The COVID-19 pandemic has adversely impacted the automotive industry by disrupting the supply chain from China and leading to automakers in the U.S. and Europe temporarily suspending production during April and May. Although we experienced growth in the automotive market in the first nine months of fiscal year 2020 when compared to the nine-month period of the prior fiscal year, led by the continued ramp-up of new programs including programs for fully electric vehicles, we experienced a 43% decline in sales in the automotive market in the last quarter of fiscal year 2020 when compared to the fourth quarter of the prior fiscal year due to the impact of COVID-19. We anticipate sales to customers in the automotive market to return to pre-COVID-19 levels by the middle of fiscal year 2021. In the medical market, we experienced year-over-year sales growth, with a 23% increase in the fourth quarter of fiscal year 2020 when compared to the fourth quarter of the prior fiscal year due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. We expect growth to continue in the medical market in the upcoming quarters. In the industrial market, growth was driven in large part due to increased demand for smart metering products and improved sales at our GES reporting unit.
The EMS industry previously experienced certain component shortages and component allocations. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the adverse effect the component shortages or allocations could have on our results and the impact to our customers. In addition, the impact from tariffs and additional proposed tariffs on components we utilize in our domestic manufacturing process, of which many currently can only be sourced from China, may adversely affect the competitiveness of our domestic operations.
We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions. In fiscal year 2019, we acquired GES, which specializes in design, production, and servicing of automation, test, and inspection equipment for industrial applications in the semiconductor, electronics, and life sciences industries. See Item 1A - Risk Factors for risks associated with this acquisition and Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition.
We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In an effort to meet the increased demand for medical assemblies in the short term, we increased our liquidity by entering into a secondary domestic credit facility in May 2020. See the “Liquidity and Capital Resources” section for more discussion on this new credit facility. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.

We continue to maintain a strong balance sheet as of the end of fiscal year 2020, which included a current ratio of 2.0, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $379 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $142.5 million at June 30, 2020.
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

•
Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

	Year End
Customer Service Years	2020	2019	2018
More than 10 Years
% of Net Sales	76%	78%	61%
# of Customers	38	37	28
5 to 10 Years
% of Net Sales	11%	11%	28%
# of Customers	19	17	18
Less than 5 Years
% of Net Sales	13%	11%	11%
# of Customers	21	21	30
Total
% of Net Sales	100%	100%	100%
# of Customers	78	75	76

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in the global economic conditions, the geopolitical environment, global health emergencies including the COVID-19 pandemic, loss of key customers or suppliers, or similar unforeseen events. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 can be found under captions entitled “Results of Operations - Fiscal Year 2019 Compared with Fiscal Year 2018” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on August 27, 2019, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, http://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2020 Compared with Fiscal Year 2019

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$1,200.6		$1,181.8		2%
Gross Profit	$83.8	7.0%	$88.4	7.5%	(5)%
Selling and Administrative Expenses	$43.9	3.7%	$46.7	3.9%	(6)%
Goodwill Impairment	$7.9	0.6%	$—	—%
Operating Income	$32.0	2.7%	$42.1	3.6%	(24)%
Net Income	$18.2		$31.6		(42)%
Diluted Earnings per Share	$0.71		$1.21
Open Orders	$421.0		$417.8		1%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2020	2019	% Change
Automotive	$457.4	$474.3	(4)%
Medical	397.8	367.5	8%
Industrial	271.0	255.9	6%
Public Safety	56.2	66.2	(15)%
Other	18.2	17.9	1%
Total Net Sales	$1,200.6	$1,181.8	2%
Net sales in fiscal year 2020 increased by 2% compared to net sales in fiscal year 2019 and were unfavorably impacted by 1% from foreign exchange fluctuations. By end market vertical, our market verticals fluctuated as follows:

•
Sales to customers in the automotive market during the current fiscal year decreased slightly from the prior fiscal year due to the negative impact the COVID-19 pandemic had on the automotive industry, leading to automakers in the U.S. and Europe temporarily suspending production during April and part of May 2020, which in turn unfavorably impacted our current fiscal year fourth quarter demand from customers in the automotive market. The unfavorable impact from the COVID-19 pandemic was partially offset by the ramp-up of certain programs, including programs for fully electric vehicles.

•
Sales to customers in the medical market experienced record sales during the current fiscal year, largely driven by the increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment.

•
Sales to customers in the industrial market also experienced record sales during the current fiscal year, primarily due to increased demand for smart metering products and improved sales of automation, test, and inspection equipment, which were partially offset by lower end market demand for climate control products and the phase out of certain programs.

•	Sales to customers in the public safety market decreased in the current fiscal year when compared to the prior fiscal year due to the phase out of certain programs and lower overall demand.

A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2020	2019
Philips	16%	14%
Nexteer Automotive	14%	12%
ZF	*	12%

* amount is less than 10% of total
Open orders were up 1% as of June 30, 2020 compared to June 30, 2019 as the significant increase in open orders in the medical market was primarily offset by a large decrease in open orders in the automotive market. The increase in open orders in the medical market is a direct result of the COVID-19 pandemic as we have experienced an increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. The decrease in open orders in the automotive market is driven by the severe impact of the COVID-19 pandemic on the automotive industry. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of June 30, 2020 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 could impact the timing of fulfillment of open orders.
Gross profit as a percent of net sales declined to 7.0% in fiscal year 2020 from 7.5% in fiscal year 2019 primarily due to unfavorable product mix, higher depreciation expense largely to support new programs, and additional costs incurred as a result of the COVID-19 pandemic, which were partially offset by lower profit-sharing bonus expense, governmental benefits in certain countries to assist with payroll expenses during the COVID-19 pandemic, and lower travel expense as a result of the COVID-19 pandemic restrictions.
For fiscal year 2020, selling and administrative expenses decreased both as a percent of net sales and in absolute dollars compared to fiscal year 2019. The current fiscal year selling and administrative expenses decreased in absolute dollars from the prior fiscal year primarily due to lower incentive-based compensation, lower travel expense due to the COVID-19 pandemic restrictions, and reduced warranty expense, which were partially offset by the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”) and higher salary costs.
Other General Income in fiscal year 2019 of $0.3 million resulted from payments received related to the settlement of class action lawsuits in which Kimball Electronics was a class member. No Other General Income was recorded during fiscal year 2020.
We recorded a non-cash pre-tax goodwill impairment charge of $7.9 million during fiscal year 2020 related to our GES reporting unit. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for more information on goodwill impairment.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2020	2019
Interest Income	$60	$62
Interest Expense	(4,421)	(4,069)
Foreign Currency/Derivative Gain (Loss)	420	(376)
Gain on SERP Investments	848	327
Foreign Government Subsidies	341	580
Net Working Capital Adjustment on GES Acquisition	(3,785)	—
Other	(302)	(99)
Other Income (Expense), net	$(6,839)	$(3,575)
The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the period. The revaluation of the fair value of the supplemental employee retirement plan (“SERP”) investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Net Working Capital Adjustment on GES Acquisition is the final adjustment as determined by the dispute resolution procedure provided for under the terms of the asset purchase agreement. The twelve-month measurement period ended on September 30, 2019. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition and the net working capital adjustment.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2020		Year Ended June 30, 2019
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$(6,117)	28.7%	$11,191	4.7%
Foreign	$31,274	27.9%	$27,294	23.5%
Total	$25,157	27.7%	$38,485	18.0%
The domestic effective tax rate and the consolidated effective tax rate for fiscal year 2020 were unfavorably impacted by tax expense due to the global intangible low-taxed income tax provisions of the Tax Cuts and Jobs Act (“Tax Reform”) and the valuation allowance recorded related to state tax credits, partially offset by favorable tax credits.
When compared to the statutory rate, the domestic effective tax rate and the consolidated effective tax rate for fiscal year 2019 were favorably impacted by domestic tax credits, adjustments to provisions related to the Tax Reform prior to the end of the measurement period, provision to return adjustments, and the excess tax benefit on stock-based compensation granted during the period.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for more information, including additional information on Tax Reform.
We recorded net income of $18.2 million in fiscal year 2020, or $0.71 per diluted share, a decrease of 42% from fiscal year 2019 net income of $31.6 million, or $1.21 per diluted share. Fiscal year 2020 results include the following non-recurring charges previously discussed: a $6.9 million after-tax non-cash goodwill impairment charge, or $0.28 per diluted share, and the $2.9 million after-tax net working capital adjustment on the GES acquisition, or $0.11 per diluted share.
Comparing the balance sheet as of June 30, 2020 to June 30, 2019, Receivables decreased $45.4 million largely due to increased utilization of our accounts receivable factoring arrangements and lower sales volumes in the last quarter of the fiscal year. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $18.4 million to support the increased demand for medical assemblies in addition to certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year. Our inventory balance increased $15.2 million due to changes in customers’ forecasts as a result of the COVID-19 pandemic and to support the increased demand for medical assemblies. Property and equipment, net, increased $10.9 million primarily due to capital expenditures for capacity purposes and to support new business awards. Goodwill has decreased $6.1 million due to the increase of $1.8 million from the purchase accounting adjustment and the decrease of $7.9 million from the goodwill impairment charge, all related to the GES acquisition. Borrowings under credit facilities decreased $8.1 million largely due to payments on the U.S. primary credit facility. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for further discussion of goodwill.

Liquidity and Capital Resources
Working capital at June 30, 2020 was $285.8 million compared to working capital of $280.4 million at June 30, 2019. The current ratio was 2.0 at both June 30, 2020 and June 30, 2019. The debt-to-equity ratio was 0.3 at both June 30, 2020 and June 30, 2019. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $142.5 million at June 30, 2020 and $110.7 million at June 30, 2019.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”). CCD, or a similar metric, is used in our industry and by our management to measure the efficiency of managing working capital. The following table summarizes our CCD for the quarterly periods indicated.

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
DSO	50	55	54	50	59
CAD	22	21	18	16	15
PDSOH	76	67	66	65	64
APD	67	62	62	58	61
CCD	81	81	76	73	77
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2020 and 2019.

	Year Ended June 30
(Amounts in Millions)	2020	2019
Net cash provided by (used for) operating activities	$72.8	$(6.7)
Net cash used for investing activities	$(38.5)	$(68.7)
Net cash (used for) provided by financing activities	$(17.9)	$79.4
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal year ended June 30, 2020 was primarily driven by net income adjusted for non-cash items. Net cash used for operating activities for the fiscal year ended June 30, 2019 was primarily driven by cash used from changes in operating assets and liabilities which more than offset the cash provided by net income adjusted for non-cash items. Changes in operating assets and liabilities provided $7.9 million of cash and used $71.8 million of cash for the fiscal years ended June 30, 2020 and 2019, respectively.
The cash provided of $7.9 million from changes in operating assets and liabilities in fiscal year 2020 was primarily due to a decrease in accounts receivable, which provided cash of $41.9 million largely due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by the decrease in accounts receivable was an increase in contract assets, which used cash of $18.4 million to support the increased demand for medical assemblies in addition to certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and an increase in inventory, which used cash of $15.1 million primarily to support the increased demand for medical assemblies.
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
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2020 includes $38.7 million cash used for capital investments. The capital investments were primarily for machinery and equipment for capacity purposes and to support new business awards.

During fiscal year 2019, net cash used for investing activities includes cash used of $43.9 million, net of cash acquired, for the GES acquisition and $25.8 million cash used for capital investments. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on cash paid, net of cash acquired, and the purchase price allocation to assets acquired and liabilities assumed for this acquisition. The capital investments were primarily for machinery and equipment for capacity purposes to support new business awards, replacement of older machinery and equipment, and improvements to our facilities.
Cash Flows from Financing Activities
Net cash used by financing activities for the fiscal year ended June 30, 2020 resulted largely from net payments on our primary credit facility of $11.4 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were partially offset by borrowings of $3.3 million on our Netherlands facility.
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
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature July 27, 2023. The primary credit facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase.
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
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the primary credit facility, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1% per annum above the Adjusted LIBO Rate (as defined under the primary credit facility); or

c.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility);
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
At June 30, 2020, we had $111.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility. The borrowings under the primary credit facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At June 30, 2020 and June 30, 2019, $91.5 million of the borrowings were classified as long term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2019, we had $122.8 million in short-term borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility.

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
We were in compliance with the financial covenants during the fiscal year ended June 30, 2020.
During the current fiscal year, the Company established a 364-day multi-currency revolving credit facility (the “secondary credit facility”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, which allows for borrowings of up to $30.0 million and has a maturity date of May 18, 2021. This secondary credit facility is to be used for working capital and general corporate purposes, and it is intended to provide additional domestic liquidity at the enterprise level to help support the increased demand in medical assemblies that is attributable to the COVID-19 pandemic. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 50.0 basis points per annum.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the secondary credit facility, plus the Eurocurrency Loans spread of 2.125%; or

•	the ABR, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the secondary credit facility); or

c.	1% per annum above the Adjusted LIBO Rate (as defined under the secondary credit facility);
plus the ABR Loans spread of 1.125%.
The Company’s financial covenants under this secondary credit facility are the same as the financial covenants listed above for its primary credit facility.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of June 30, 2020, we maintained the following foreign credit facilities:

•
A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2020 exchange rates). We had no borrowings outstanding under this foreign credit facility as of June 30, 2020 or June 30, 2019. During the current fiscal year, we reduced the allowed maximum borrowings from 90 million Thai Baht to 2.4 million Thai Baht.

•
An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.3 million at June 30, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. At June 30, 2020, we had $6.7 million in borrowings under this facility, and we had $3.4 million borrowings outstanding under this foreign credit facility as of June 30, 2019. The facility matures on June 22, 2021.

•
An uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 5 million Euro (approximately $5.6 million at June 30, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings outstanding under this foreign credit facility as of June 30, 2020. The facility matures on December 20, 2020. During the current fiscal year, we reduced the allowed maximum borrowings from 15 million Euro to 5 million Euro.

During the current fiscal year, we eliminated the uncommitted credit facility for one of our China operations, which allowed for borrowings up to $7.5 million. The elimination of the China uncommitted credit facility and the reductions in the borrowings allowed for the Thailand overdraft credit facility and the Poland uncommitted revolving credit facility was a result of entering into the secondary credit facility.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2020 and 2019, we sold, without recourse, $280.7 million and $261.2 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
Due to the COVID-19 pandemic, we are anticipating growth in sales to customers in the medical market in the upcoming quarters as we are currently experiencing a significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. The new secondary credit facility will provide us with liquidity at the enterprise level instead of the subsidiary level, and it will be available to support the increased demand in medical components attributable to COVID-19. We are also hiring additional employees in certain locations to support the increased demand. We are in a solid financial position to be able to meet the increased demand and weather the impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $77.5 million at June 30, 2020. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions company.
At June 30, 2020, our foreign operations held cash totaling $63.8 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects, and therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of June 30, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, which was recorded in Long-term income taxes payable on the Consolidated Balance Sheet and is payable through fiscal year 2026. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for additional information on the deemed repatriation tax and Tax Reform.
At June 30, 2020, our capital expenditure commitments were approximately $2 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures. As a result of COVID-19, we expect to increase our capital investments in the upcoming quarters to expand capacities to meet the increased demand for medical assemblies.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time and has been temporarily suspended as a result of the COVID-19 environment. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $76.7 million of common stock under the Plan through June 30, 2020.
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, in addition to allowing companies to defer the payment of certain employer payroll taxes.  The tax law changes in the Act did not have a material impact on the Company’s financial results for the fiscal year ended June 30, 2020, and we do not expect the changes to have a material impact on our short or long-term liquidity.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, the ability of Kimball Electronics to generate profits, the duration and severity of the COVID-19 pandemic and the related uncertainties around the financial impact, global health emergencies, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Fair Value
During fiscal year 2020, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2020.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2021	2022-2023	2024-2025	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$118.8	$27.3	$—	$91.5	$—
Long-Term Income Taxes Payable (c)	9.8	—	1.9	4.6	3.3
Other Long-Term Liabilities Reflected on the Balance Sheet (d) (e) (f)	17.0	2.9	2.8	1.2	10.1
Operating Leases (g)	2.2	0.8	0.8	0.2	0.4
Unrecorded Purchase Obligations:
Purchase Obligations (h)	452.9	441.2	11.6	0.1	—
Total	$600.7	$472.2	$17.1	$97.6	$13.8

(a)	As of June 30, 2020, we had no material Capital Lease Obligations.

(b)
Long-Term Debt Obligations include amounts outstanding on our credit facilities and the accrued interest for these amounts. Refer to Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information regarding our credit facilities. The fiscal year 2021 amount was recorded as a current liability.

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

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2021 amount includes $2.0 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2021 amount includes $0.6 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2021 amount includes $0.2 million for short-term warranty payments recorded as a current liability.

(e)
Excludes $6.2 million of deferred tax and other liabilities related to long-term unrecognized tax benefits which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(f)	Refer to Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding certain Other Long-Term Liabilities.

(g)	Refer to Note 20 - Leases of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(h)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. Purchase obligations as of June 30, 2020 include the placement of orders to help mitigate the potential impact related to component shortages, which requires longer lead times. In turn, material authorization agreements with customers cover a portion of the exposure for material which is purchased prior to having a firm order.

Off-Balance Sheet Arrangements
In limited circumstances, we receive banker’s acceptance drafts from customers to one of our China operations. In turn, we may transfer the acceptance drafts to a supplier in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China, and if exercised, our China operation would be required to satisfy the obligation with the transferee as the draft would revert back to our China operation. At June 30, 2020, the drafts transferred and outstanding totaled $0.4 million. No transferee has exercised their recourse rights against us. We also have standby letters of credit entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Goodwill and Other Intangible Assets - Goodwill, $12.0 million and $18.1 million as of June 30, 2020 and June 30, 2019, respectively, represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level.  If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. No impairment charges were recorded in fiscal year 2020 resulting from our annual impairment tests for all reporting units. As a result of impairment indicators that arose during the fourth quarter of fiscal year 2020 at our GES reporting unit, we performed an additional impairment test as of June 30, 2020, which resulted in goodwill impairment of $7.9 million, pre-tax.
Other Intangible Assets, $19.3 million and $22.2 million as of June 30, 2020 and June 30, 2019, respectively, are reported on the Consolidated Balance Sheets and consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of the Company’s goodwill and intangible asset accounting policies and the adoption of accounting guidance for simplifying the test for goodwill impairment, along with Note 6 - Goodwill and Other Intangibles for further discussion of the calculated impairment charge in fiscal year 2020.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $4.5 million and $4.3 million at June 30, 2020 and June 30, 2019, respectively.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2020 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 8 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2020 would not have a material impact of profitability in an annual period. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. The Company is monitoring these developments.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2020

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
August 27, 2020

We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$64,990	$49,276
Receivables, net of allowances of $523 and $270, respectively	180,133	225,555
Contract Assets	70,350	51,929
Inventories	219,043	203,840
Prepaid expenses and other current assets	23,891	24,713
Total current assets	558,407	555,313
Property and Equipment, net of accumulated depreciation of $236,373 and $216,955, respectively	154,529	143,629
Goodwill	12,011	18,104
Other Intangible Assets, net of accumulated amortization of $32,756 and $29,874, respectively	19,343	22,188
Other Assets	30,539	24,877
Total Assets	$774,829	$764,111

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$26,638	$34,713
Accounts payable	203,703	197,001
Accrued expenses	42,264	43,196
Total current liabilities	272,605	274,910
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	91,500
Long-term income taxes payable	9,765	9,765
Other long-term liabilities	21,594	18,082
Total other liabilities	122,859	119,347
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: none	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	306,808	305,917
Retained earnings	152,178	133,982
Accumulated other comprehensive loss	(10,551)	(7,628)
Treasury stock, at cost:
Shares: 4,443,000 and 4,011,000, respectively	(69,070)	(62,417)
Total Share Owners’ Equity	379,365	369,854
Total Liabilities and Share Owners’ Equity	$774,829	$764,111
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2020	2019	2018
Net Sales	$1,200,550	$1,181,844	$1,072,061
Cost of Sales	1,116,709	1,093,438	986,031
Gross Profit	83,841	88,406	86,030
Selling and Administrative Expenses	43,920	46,653	43,992
Other General Income	—	(307)	—
Goodwill Impairment	7,925	—	—
Operating Income	31,996	42,060	42,038
Other Income (Expense):
Interest income	60	62	73
Interest expense	(4,421)	(4,069)	(527)
Non-operating income	2,103	1,483	3,647
Non-operating expense	(4,581)	(1,051)	(456)
Other income (expense), net	(6,839)	(3,575)	2,737
Income Before Taxes on Income	25,157	38,485	44,775
Provision for Income Taxes	6,961	6,927	28,023
Net Income	$18,196	$31,558	$16,752

Earnings Per Share of Common Stock:
Basic	$0.72	$1.22	$0.63
Diluted	$0.71	$1.21	$0.62

Average Number of Shares Outstanding:
Basic	25,243	25,857	26,745
Diluted	25,428	26,082	27,007
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2020			Year Ended June 30, 2019			Year Ended June 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$18,196			$31,558			$16,752
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(1,046)	$—	$(1,046)	$(2,491)	$—	$(2,491)	$2,519	$—	$2,519
Postemployment severance actuarial change	122	(35)	87	447	(108)	339	533	(188)	345
Derivative gain (loss)	(2,079)	509	(1,570)	3,337	(699)	2,638	(2,669)	704	(1,965)
Reclassification to (earnings) loss:
Derivatives	(64)	(22)	(86)	(1,066)	209	(857)	1,668	(213)	1,455
Amortization of actuarial change	(406)	98	(308)	(472)	114	(358)	(358)	140	(218)
Other Comprehensive Income (Loss)	$(3,473)	$550	$(2,923)	$(245)	$(484)	$(729)	$1,693	$443	$2,136
Total Comprehensive Income			$15,273			$30,829			$18,888

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$18,196	$31,558	$16,752
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,872	28,873	26,376
(Gain) loss on sales of assets	69	(4)	(7)
Deferred income tax and other deferred charges	(1,070)	(1,541)	1,213
Deferred tax valuation allowance	979	20	(638)
Goodwill impairment	7,925	—	—
Stock-based compensation	4,039	5,678	5,299
Net working capital adjustment on acquisition	3,785	—	—
Other, net	159	431	487
Change in operating assets and liabilities:
Receivables	41,928	(36,535)	(2,876)
Contract assets	(18,421)	(8,688)	—
Inventories	(15,053)	(35,094)	(55,769)
Prepaid expenses and other assets	(1,519)	(6,284)	5,092
Accounts payable	3,622	8,001	33,272
Accrued expenses and taxes payable	(2,703)	6,837	10,999
Net cash provided by (used for) operating activities	72,808	(6,748)	40,200
Cash Flows From Investing Activities:
Capital expenditures	(38,364)	(24,665)	(25,876)
Proceeds from sales of assets	158	1,036	261
Payments for acquisitions, net of cash acquired	—	(43,889)	—
Purchases of capitalized software	(385)	(1,178)	(643)
Other, net	109	(13)	44
Net cash used for investing activities	(38,482)	(68,709)	(26,214)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	91,500	—
Payments on credit facilities	—	(12,843)	—
Additional net change in revolving credit facilities	(8,083)	26,415	(1,542)
Repurchases of common stock	(8,794)	(23,431)	(9,553)
Payments related to tax withholding for stock-based compensation	(1,012)	(1,766)	(1,508)
Debt issuance costs	(45)	(445)	—
Net cash (used for) provided by financing activities	(17,934)	79,430	(12,603)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(678)	(1,125)	490
Net Increase in Cash and Cash Equivalents	15,714	2,848	1,873
Cash and Cash Equivalents at Beginning of Year	49,276	46,428	44,555
Cash and Cash Equivalents at End of Year	$64,990	$49,276	$46,428
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2017	$302,483	$82,671	$(9,084)	$(33,798)	$342,272
Net income		16,752			16,752
Other comprehensive income (loss)			2,136		2,136
Tax Reform impact		(49)	49		—
Issuance of non-restricted stock (8,000 shares)	65			90	155
Compensation expense related to stock compensation plans	5,138				5,138
Performance share issuance (174,000 shares)	(3,471)			1,963	(1,508)
Repurchase of Common Stock (488,000 shares)				(9,418)	(9,418)
Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		31,558			31,558
Other comprehensive income (loss)			(729)		(729)
Cumulative effect of accounting change		3,050	—		3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	5,569				5,569
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,320,000 shares)				(23,431)	(23,431)
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		18,196			18,196
Other comprehensive income (loss)			(2,923)		(2,923)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	3,948				3,948
Performance share issuance (184,000 shares)	(3,047)			2,061	(986)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (623,000 shares)				(8,794)	(8,794)
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365

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
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The operating results of the GES acquisition are included in the Consolidated Financial Statements beginning as of the acquisition date of October 1, 2018.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the Consolidated Financial Statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates. We have made estimates and assumptions considering the impacts of the global emergence of COVID-19 on our business.  These estimates may change as new events occur and more information is obtained.
Segment Information:
Kimball Electronics has business units located in the United States, China, Mexico, Poland, Romania, and Thailand, and each of these business units qualify as operating segments. In addition, GES has operations located in the United States, China, India, Japan, and Vietnam. The GES operations qualify as a single operating segment with its group results regularly reviewed by our chief operating decision maker, which is our Chief Executive Officer.
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2020, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

Revenue Recognition:
We recognize revenue in accordance with the standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments (“New Revenue Guidance”). Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical disposables, precision molded plastics, and automation, test, and inspection equipment built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.
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
On July 1, 2018, we adopted the New Revenue Guidance for all contracts using the modified retrospective transition method. Prior to fiscal year 2019, we recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable, and collectability was reasonably assured. Delivery was not considered to have occurred until the title and the risk of loss passed to the customer according to the terms of the contract. Title and risk of loss were considered transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction.
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
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Management believes that historical loss information generally provides a basis for its assessment of expected credit losses. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Our limited amount of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses.
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During fiscal years 2020, 2019, and 2018, we sold, without recourse, $280.7 million, $261.2 million, and $181.5 million of accounts receivable, respectively.  Factoring fees were $1.9 million, $1.7 million, and $1.1 million during fiscal years 2020, 2019, and 2018, respectively, and were included in Selling and Administrative Expense on the Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7.1 million and $4.2 million at June 30, 2020 and 2019, respectively, are reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2020, 2019, and 2018 were $6.8 million, $2.7 million, and $5.5 million, respectively. See Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2020, 2019, and 2018.
Goodwill:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level.  If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. See section entitled “New Accounting Standards” below for more information on the adoption of accounting guidance for simplifying the test for goodwill impairment.
To test for goodwill impairment, we use a combination of the Income Approach and the Market Approach. The discounted cash flow method (Income Approach) uses forecasted information based on management’s strategic plans and projections. Discount rates are developed using a weighted average cost of capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. In the Market Approach, fair value is determined using transactional evidence for similar publicly traded equity. See Note 6 - Goodwill and Other Intangible Assets for more information on the June 30, 2020 GES goodwill impairment test.
Other Intangible Assets:
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and could include internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.  We have not recognized impairment on intangible assets during fiscal years 2020, 2019, or 2018.
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $17, $15, and $11 in fiscal years 2020, 2019, and 2018, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 20% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2020 and 2019, accrued liabilities for self-insurance exposure were $1.6 million and $1.7 million, respectively.
The remainder of our workforce not covered by self-insured plans have medical and disability coverage through either our external plans or government plans. Insurance benefits are not provided to retired employees.
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

A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2020	2019	2018	2020	2019
Philips	16%	14%	13%	*	*
ZF	*	12%	15%	*	14%
Nexteer Automotive	14%	12%	13%	17%	16%
Regal Beloit Corporation	*	*	*	*	10%

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at one of the Company’s China operations and standby letters of credit entered into in the normal course of business as described in Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal year 2019 consisted of $0.3 million resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. We recorded no Other General Income during fiscal years 2020 and 2018.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense. Non-operating expense in fiscal year 2020 included a $3.8 million final net working capital adjustment recorded after the end of the measurement period of the GES acquisition that was determined through the dispute resolution procedure provided for under the terms of the asset purchase agreement.
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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See section entitled “New Accounting Standards” below for information on the adoption of new derivative guidance and Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
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
The adoption resulted in the recognition of $2.6 million of right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheet, primarily for our real estate operating leases, on the adoption date. The adoption did not have a material effect on our results of operations or cash flows. There was no cumulative-effect adjustment to equity. See Note 20 - Leases of Notes to Consolidated Financial Statements for more information on leases.
In August 2017, the FASB issued guidance on Derivatives and Hedging. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted this during the first quarter of fiscal year 2020 with an immaterial effect on our Consolidated Financial Statements.
In January 2017, the FASB issued guidance for Intangibles - Goodwill and Other, which simplifies the goodwill impairment test by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. An entity should perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption allowed and should be applied on a prospective basis. The Company elected to early adopt this guidance beginning in the fourth quarter of fiscal year 2020, and applied to its fourth quarter goodwill impairment tests discussed in Note 6 - Goodwill and Other Intangible Assets.

Not Yet Adopted:
In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We will adopt this standard effective July 1, 2020, and the adoption will not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued guidance on Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance amends the accounting for implementation, setup, and other upfront costs incurred in a cloud computing hosting arrangement. The amendment aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including options to extend the agreement that is in control of the customer. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt prospectively effective July 1, 2020, and the adoption of this standard will not have a material effect on our consolidated financial statements.
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
Note 2    Acquisitions
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
Incremental costs expensed as incurred directly related to the acquisition has totaled $2.2 million, of which $0.8 million, $0.5 million, and $0.9 million were expensed during the fiscal years ended June 30, 2020, 2019, and 2018, respectively. These costs were recorded in Selling and Administrative Expenses on our Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018. The acquisition was primarily funded with the Company’s primary credit facility.
The GES acquisition was accounted for as a business combination. The Company recorded a net adjusted purchase price of $42.4 million which included a reduction for a net working capital adjustment of $7.6 million. The net working capital adjustment was disputed by the sellers, and in July 2020, it was determined, through the dispute resolution procedure provided for under the terms of the asset purchase agreement, the final net working capital adjustment to be $3.8 million. As a result, for fiscal year 2020, after the end of the twelve-month measurement period, the Company recorded a $3.8 million pre-tax charge in the Non-operating expense line on the Consolidated Statements of Income. The twelve-month measurement period ended on September 30, 2019.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. Measurement period adjustments during the first quarter of fiscal year 2020 included a reduction of $2.0 million to Property and Equipment as a result of additional information obtained related to the valuation of certain equipment as of the acquisition date and a $0.2 million reduction in Other long-term liabilities to adjust deferred tax liabilities on the equipment. These measurement period adjustments to the purchase price allocation in the first quarter of fiscal year 2020 increased Goodwill by $1.8 million. For tax purposes, $8.9 million of the goodwill in the following table is expected to be deductible. See Note 1 – Business Description and Summary of Significant Accounting Policies and Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for information on subsequent testing and measurement of Goodwill.

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
Income tax liabilities, indirect tax liabilities, and liabilities for unrecognized tax benefits, including interest and penalties, of $4.2 million were recorded as of October 1, 2018 related to pre-closing tax periods of Global Equipment Services & Manufacturing Vietnam Company Limited of which $3.9 million was recorded in Other long-term liabilities and $0.3 million was included in Accrued expenses. This reflects management’s best assessment of the estimated taxes, interest, and penalties as of the acquisition date that are more likely than not to be paid, or for indirect taxes the probable amounts due to the tax authorities, including interest and penalties, under the applicable laws in the various jurisdictions.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is significantly different from our current estimate of the tax liabilities. Included in the Receivables line above is a related indemnification asset of $4.2 million for these estimated tax liabilities. The seller has agreed to indemnify the buyer in the purchase agreements for all taxes allocable to all pre-closing tax periods.
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

Note 3    Revenue from Contracts with Customers
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
The following table disaggregates our revenue by end market vertical for fiscal years 2020 and 2019:

	Year Ended
(Amounts in Millions)	2020	2019
Vertical Markets:
Automotive	$457.4	$474.3
Medical	397.8	367.5
Industrial	271.0	255.9
Public Safety	56.2	66.2
Other	18.2	17.9
Total net sales	$1,200.6	$1,181.8
For fiscal years 2020 and 2019, approximately 78% and 70% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were primarily recognized at a point in time when the customer obtained control of the manufactured product. Revenue recognized for tooling, excess inventory, and other services was not material for fiscal year 2020 and 2019.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $70.4 million and $51.9 million as of June 30, 2020 and 2019, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Consolidated Balance Sheets, which amounted to $7.1 million and $6.3 million as of June 30, 2020 and 2019, respectively.
Note 4    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30:

(Amounts in Thousands)	2020	2019
Finished products	$4,529	$2,708
Work-in-process	3,577	4,119
Raw materials	210,937	197,013
Total inventory	$219,043	$203,840

Note 5   Property and Equipment
Major classes of property and equipment consist of the following at June 30:

(Amounts in Thousands)	2020	2019
Land and land use rights	$11,792	$11,836
Buildings and improvements	80,606	78,508
Machinery and equipment	278,858	255,978
Construction-in-progress	19,646	14,262
Total	$390,902	$360,584
Less: Accumulated depreciation	(236,373)	(216,955)
Property and equipment, net	$154,529	$143,629
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Land use rights	39
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $27.7 for fiscal year 2020, $26.3 for fiscal year 2019, and $25.5 for fiscal year 2018.
Note 6    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2018
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	6,191
Goodwill Acquired	11,913
Balance as of June 30, 2019
Goodwill	30,930
Accumulated impairment	(12,826)
Goodwill, net	18,104
Purchase Accounting Adjustments	1,832
Impairment	(7,925)
Balance as of June 30, 2020
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011

We acquired $13.7 million in goodwill resulting from the GES acquisition, with $11.9 million reported in fiscal year 2019 and $1.8 million added in fiscal year 2020 as a result of fair value measurement period adjustments. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition. During fiscal year 2020, $7.9 million of goodwill impairment was recognized at the GES reporting unit. During fiscal years 2019 and 2018, no goodwill impairment was recognized.
GES’s annual goodwill impairment test date is April 30th. Subsequent to our annual test date, we identified an indicator of impairment related to future anticipated revenues, which triggered an additional impairment test as of June 30, 2020. The June 30, 2020 test (the “GES impairment test”) resulted in a $7.9 million goodwill impairment charge, partially offset by a $1.0 million reduction in income tax expense associated with the deferred tax asset established for the deductible portion of the impaired goodwill.

For the GES impairment test, we used an independent, third-party valuation specialist to assist in the determination of fair value for the GES reporting unit. We used a combination of the Income Approach, using a discounted cash flow model, and the Market Approach, based on projected fiscal year 2021 results. Significant assumptions include:

•	Income Approach and Market Approach each weighted at 50%

•
Weighted average cost of capital (“WACC”) of 20%, based on observed market return data and size and company-specific risk premiums; a change of 100 basis points in the determined WACC has an approximate $1.7 million impact on the calculated fair value

•	Forecasted revenue growth rates ranging from 20% to 50% in fiscal years 2021 through 2023, and ranging from 3% to 12% thereafter

•	Terminal growth rate of 3%

•	Improved operating margins driven by revenue growth and product mix

The forecast assumptions are considered management’s best projections for the outlook of this business but are uncertain, and potential events or circumstances, such as not receiving the award of certain identified new business programs in fiscal year 2021 and beyond, not realizing revenue growth projections from new and existing customers and markets, and not achieving forecasted operating margins, could have a negative effect on GES’s estimated fair value and result in additional impairment charges that could be material to the Consolidated Financial Statements. Other macroeconomic events or circumstances, such as a sustained downturn in global economies or the industries GES serves, also could negatively affect estimated fair values.
A summary of other intangible assets subject to amortization is as follows:

	June 30, 2020			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,052	$27,851	$4,201	$32,015	$27,124	$4,891
Customer Relationships	8,618	2,014	6,604	8,618	1,506	7,112
Technology	5,060	1,777	3,283	5,060	766	4,294
Trade Name	6,369	1,114	5,255	6,369	478	5,891
Other Intangible Assets	$52,099	$32,756	$19,343	$52,062	$29,874	$22,188
During fiscal years 2020, 2019, and 2018, amortization expense of other intangible assets was, in millions, $3.2, $2.6, and $0.9, respectively. Amortization expense in future periods is expected to be, in millions, $3.1, $3.0, $2.9, $2.1, and $1.6 in the five years ending June 30, 2025, and $6.6 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Substantially all the customer relationships, technology, and trade name intangible assets were acquired in fiscal year 2019 as a result of the GES acquisition. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on this acquisition. No customer relationships, technology, and trade name intangible assets were acquired in fiscal year 2020.
Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the fourth quarter of fiscal year 2020, as a result of the indicator of impairment that led to goodwill impairment, we determined that the carrying amount of the GES long-lived asset group, including their other intangible assets, may not be recoverable. As a result, we tested the GES long-lived asset group for recoverability as of June 30, 2020. The test resulted in no impairment as the undiscounted cash flows of the GES long-lived asset group exceeded the carrying amount.
Significant judgment was used in performing the impairment test, including the use of customer relationships as the primary asset to determine the remaining useful life of the asset group, and the assumptions around the undiscounted cash flows of the asset group. If the estimated undiscounted cash flows related to GES’s long-lived assets are not realized, an impairment charge may result, which could be material to the Consolidated Financial Statements.

Note 7    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2020 and 2019, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2020 and 2019. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2020 and 2019 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Banker’s Acceptance Drafts:
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At June 30, 2020 and 2019, the drafts transferred and outstanding totaled $0.4 million and $0.9 million, respectively. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Changes in the product warranty accrual during fiscal years 2020, 2019, and 2018 were as follows:

(Amounts in Thousands)	2020	2019	2018
Product Warranty Liability at the beginning of the year	$958	$656	$593
Additions to warranty accrual (including changes in estimates)	(271)	361	346
Settlements made (in cash or in kind)	(40)	(59)	(283)
Product Warranty Liability at the end of the year	$647	$958	$656
Note 8    Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2020	June 30, 2020	June 30, 2019
Primary credit facility (1)	$38.2	$111.4	$122.8
Secondary credit facility (2)	30.0	—	—
Thailand overdraft credit facility (3)	0.1	—	—
Netherlands revolving credit facility (4)	3.6	6.7	3.4
Poland revolving credit facility (5)	5.6	—	—
Total credit facilities	$77.5	118.1	126.2
Less: current portion		(26.6)	(34.7)
Long-term debt under credit facilities, less current portion (6)		$91.5	$91.5

(1)
The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature July 27, 2023. The primary credit facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and acquisitions. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2020, 2019, and 2018. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.

The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the primary credit facility, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1% per annum above the Adjusted LIBO Rate (as defined under the primary credit facility); or

c.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility);
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

The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2020 and 2019.

(2)
During the current fiscal year, the Company established a 364-day multi-currency revolving credit facility (the “secondary credit facility”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, which allows for borrowings of up to $30 million and has a maturity date of May 18, 2021. This secondary credit facility is to be used for working capital and general corporate purposes. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 50.0 basis points per annum.

The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:

•
the LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the secondary credit facility, plus the Eurocurrency Loans spread of 2.125%; or

•	the ABR, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the secondary credit facility); or

c.	1% per annum above the Adjusted LIBO Rate (as defined under the secondary credit facility);
plus the ABR Loans spread of 1.125%.
The Company’s financial covenants under this secondary credit facility are the same as the financial covenants listed above for its primary credit facility.

(3)
The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2020 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(4)
The Company also maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.3 million at June 30, 2020 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. The availability of funds under this facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general corporate purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on June 22, 2021.

(5)
The Company also maintains an uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 5 million Euro (approximately $5.6 million at June 30, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. The availability of funds under this uncommitted facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on December 20, 2020.

(6)
The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.

The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2020 and June 30, 2019 were 2.5% and 4.5%, respectively. Cash payments for interest on borrowings in fiscal years 2020, 2019, and 2018 were, in millions, $4.9, $3.0, and $0.4, respectively. Capitalized interest expense was immaterial during fiscal years 2020, 2019, and 2018.
Note 9    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $2.4, $2.1, and $2.0 for fiscal years 2020, 2019, and 2018, respectively.
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
As of June 30, 2020 and 2019, total obligations under these plans were $4.2 million and $3.4 million, respectively, of which $3.6 million and $3.1 million were long term and $0.6 million and $0.3 million were short term. Of the total obligation at June 30, 2020 and 2019, domestic plans were $1.1 million and $1.5 million and foreign plans were $3.1 million and $1.9 million, respectively. Actuarial (gain) loss is recorded in Accumulated Other Comprehensive (Income) Loss and amortized into net period benefit cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. Net periodic benefit cost recognized for these plans in fiscal years 2020, 2019, and 2018 were $0.3 million, $0.8 million, and $0.3 million, respectively.

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
Pre-tax stock compensation charged against income in fiscal years 2020, 2019, and 2018 was $4.0 million, $5.7 million, and $5.3 million, respectively. These costs are included in Selling and Administrative Expenses.
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
A summary of the Company’s performance share activity during fiscal year 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2019	447,260	$17.16
Granted	252,878	$14.39
Vested	(253,483)	$15.47
Forfeited	(3,119)	$11.87
Performance shares outstanding at June 30, 2020	443,536	$16.58
As of June 30, 2020, there was approximately $4.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2020 through August 2022, with a weighted average vesting period of ten months. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2020, 2019, and 2018, respectively, 253,483, 292,175, and 255,757 performance shares vested at a fair value of $3.9 million, $3.9 million, and $2.9 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2020, 2019, and 2018, respectively, the Company granted a total of 4,258, 4,236, and 7,694 unrestricted shares at an average grant date fair value of $16.99, $17.69, and $20.15 for a total fair value of $0.1 million, $0.1 million, and $0.2 million. Unrestricted shares were awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares were also awarded to a key employee which were expensed immediately.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s retirement or termination from the Board or death. During fiscal years 2020, 2019, and 2018, respectively, 32,950, 32,758, and 12,159 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $17.30, $17.40, and $20.15 for a total fair value of $0.6 million, $0.6 million, and $0.2 million. During fiscal year 2020, 2,754 shares of common stock were issued under the Deferral Plan to a former non-employee member of the Board in accordance with their deferral election at an average fair value of $17.51.
Note 11    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform makes broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. Tax Reform reduces the U.S. corporate statutory tax rate from 35% to 21%. For our fiscal year ended June 30, 2018, we had a blended U.S. corporate tax rate of 28.1%, which was based on the applicable tax rates before and after Tax Reform and the number of days in the fiscal year. The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $270 million as of June 30, 2020. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
Accounting guidance provided a measurement period of one year from the Tax Reform enactment date, during which a company could complete the accounting for the impacts of Tax Reform. In accordance with the accounting guidance, the Company recorded provisional tax expense of $17.8 million related to Tax Reform for fiscal year 2018, including $4.4 million for the revaluation of the net deferred tax assets and $13.4 million for the deemed repatriation tax.
In accordance with the expiration of the one-year measurement period, the Company completed the assessment of the income tax effects of Tax Reform in fiscal year 2019. In finalizing the tax expense resulting from Tax Reform, the Company reversed $0.4 million of previous tax expense for the deemed repatriation tax. At June 30, 2020, $9.8 million is recorded in Long-term income taxes payable on the Consolidated Balance Sheet for the deemed repatriation tax.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities as of June 30, 2020 and 2019, were as follows:

(Amounts in Thousands)	2020	2019
Deferred Tax Assets:
Receivables	$145	$105
Inventory	1,894	1,914
Employee benefits	224	193
Deferred compensation	5,338	6,149
Other current liabilities	265	1,275
Tax credit carryforwards	2,445	1,638
Goodwill	1,608	268
Net operating loss carryforward	2,398	2,339
Net foreign currency losses	—	11
Miscellaneous	4,020	2,970
Valuation Allowance	(1,637)	(658)
Total asset	$16,700	$16,204
Deferred Tax Liabilities:
Other intangible assets	$1,313	$1,412
Property and equipment	1,211	1,116
Net foreign currency gains	22	—
Miscellaneous	581	477
Total liability	$3,127	$3,005
Net Deferred Income Taxes	$13,573	$13,199
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2040. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2021 to 2029. A valuation allowance was provided as of June 30, 2020 and 2019 for deferred tax assets related to certain state credits of, in millions, $1.6 and $0.7, respectively. Except as reserved for in the valuation allowance, we believe our tax credit and net operating loss carryforwards are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2020	2019	2018
United States	$(6,117)	$11,191	$5,609
Foreign	31,274	27,294	39,166
Total income before taxes on income	$25,157	$38,485	$44,775

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2020	2019	2018
Current Taxes:
Federal	$(1,666)	$872	$13,132
Foreign	8,479	7,545	11,982
State	(29)	203	459
Total payable	$6,784	$8,620	$25,573
Deferred Taxes:
Federal	$99	$67	$5,015
Foreign	237	(1,177)	(2,427)
State	(1,138)	(603)	(776)
Valuation allowance	979	20	638
Total deferred	$177	$(1,693)	$2,450
Total provision for income taxes	$6,961	$6,927	$28,023
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2020		2019		2018
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$5,283	21.0%	$8,082	21.0%	$12,582	28.1%
State income taxes, net of federal income tax benefit	(1,128)	(4.5)	(320)	(0.8)	(408)	(0.9)
Foreign tax rate differential	714	2.8	313	0.8	(1,615)	(3.6)
Impact of foreign exchange rates on foreign income taxes	867	3.4	156	0.4	180	0.4
Non-deductible goodwill impairment	388	1.5	—	—	—	—
Valuation allowance	979	3.9	20	0.1	638	1.4
Research credit	(1,056)	(4.2)	(627)	(1.6)	(378)	(0.8)
Deemed repatriation	—	—	(416)	(1.1)	13,436	30.0
Revaluation of net deferred tax assets	—	—	(10)	—	4,357	9.7
Global intangible low tax income	607	2.4	—	—	—	—
Other - net	307	1.4	(271)	(0.8)	(769)	(1.7)
Total provision for income taxes	$6,961	27.7%	$6,927	18.0%	$28,023	62.6%
Net cash payments for income taxes were, in thousands, $9,096, $10,172 and $14,724 in fiscal years 2020, 2019, and 2018, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2020, 2019, and 2018 were as follows:

(Amounts in Thousands)	2020	2019	2018
Beginning balance - July 1	$904	$160	$102
Tax positions related to prior fiscal years:
Additions	116	758	78
Reductions	—	—	(20)
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(66)	(14)	—
Ending balance - June 30	$954	$904	$160
Portion that, if recognized, would reduce tax expense and effective tax rate	$262	$214	$137
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of both June 30, 2020 and 2019 was $1.6 million. Interest and penalties accrued for unrecognized tax benefits as of June 30, 2018 and expenses related to interest and penalties in fiscal years 2020, 2019, and 2018 were not material.
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
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2017. We are subject to various state and local income tax examinations by tax authorities for years after June 30, 2015, and various foreign jurisdictions for years after June 30, 2015.
Global Equipment Services & Manufacturing Vietnam Company Limited is subject to U.S. federal tax examinations and various state and local jurisdictions by tax authorities for years after December 31, 2007 and for various foreign jurisdictions for years after December 31, 2009 relating to periods prior to the acquisition date.
Note 12    Share Owners’ Equity
On October 21, 2015, the Company’s Board of Directors (the “Board”) authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time, and as of June 30, 2020, the Plan is temporarily suspended as a result of the COVID-19 environment.
During fiscal year 2020, the Company repurchased $8.8 million of common stock under the Plan at an average price of $14.12 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $76.7 million of common stock under that Plan at an average cost of $14.93 per share.

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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2020.
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
As of June 30, 2020 and 2019, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	741	741
Trading securities: mutual funds held in nonqualified SERP	10,477	—	10,477
Total assets at fair value	$11,617	$741	$12,358
Liabilities
Derivatives: foreign exchange contracts	$—	$2,134	$2,134
Total liabilities at fair value	$—	$2,134	$2,134

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,123	$—	$1,123
Derivatives: foreign exchange contracts	—	1,832	1,832
Trading securities: mutual funds held in nonqualified SERP	9,268	—	9,268
Total assets at fair value	$10,391	$1,832	$12,223
Liabilities
Derivatives: foreign exchange contracts	$—	$299	$299
Total liabilities at fair value	$—	$299	$299

We had no Level 3 assets or liabilities during fiscal years 2020 and 2019.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2020, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.3 million and to hedge currencies against the Euro in the aggregate notional amount of 62.5 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income or expense on the Consolidated Statements of Income.
Based on fair values as of June 30, 2020, we estimate that approximately $1.7 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2021. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2020 and June 30, 2019.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2020	June 30 2019	Balance Sheet Location	June 30 2020	June 30 2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$517	$1,136	Accrued expenses	$2,054	$278

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	224	696	Accrued expenses	80	21
Total derivatives		$741	$1,832		$2,134	$299

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2020	2019	2018
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(2,079)	$3,337	$(2,669)

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2020	2019	2018
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$64	$1,061	$(1,648)
Foreign exchange contracts	Non-operating income (expense)	—	5	(20)
Total		$64	$1,066	$(1,668)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,558	$2,766	$796

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,622	$3,832	$(872)

Note 15    Investments
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2020, 2019, and 2018 was, in thousands, $385, $35, and $552, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2020	2019
SERP investments - current asset	$1,972	$1,728
SERP investments - other long-term asset	8,505	7,540
Total SERP investments	$10,477	$9,268
SERP obligation - current liability	$1,972	$1,728
SERP obligation - other long-term liability	8,505	7,540
Total SERP obligation	$10,477	$9,268

Note 16    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2020	2019
Taxes	$5,135	$5,760
Compensation	16,839	19,046
Customer advance payments	7,145	6,345
Retirement plan	2,337	1,959
Insurance	1,618	1,675
Other expenses	9,190	8,411
Total accrued expenses	$42,264	$43,196

Note 17   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2020	2019	2018
Net Sales:
United States	$346,376	$321,805	$224,834
Mexico	232,135	282,400	256,537
Poland	244,107	251,635	282,847
China	159,746	146,332	177,930
Thailand	124,415	113,276	87,513
Other Foreign	93,771	66,396	42,400
Total net sales	$1,200,550	$1,181,844	$1,072,061
Long-Lived Assets:
United States	$48,190	$43,887	$39,465
Mexico	36,548	31,238	30,733
Poland	32,670	29,736	33,629
Romania	17,707	19,546	19,394
China	10,405	12,138	14,546
Other Foreign	13,210	11,975	3,773
Total long-lived assets	$158,730	$148,520	$141,540

Note 18    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2020	2019	2018
Basic and Diluted Earnings Per Share:
Net Income	$18,196	$31,558	$16,752
Less: Net Income allocated to participating securities	24	32	9
Net Income allocated to common Share Owners	$18,172	$31,526	$16,743

Basic weighted average common shares outstanding	25,243	25,857	26,745
Dilutive effect of average outstanding performance shares	165	200	255
Dilutive effect of average outstanding deferred stock units	20	25	7
Dilutive weighted average shares outstanding	25,428	26,082	27,007

Earnings Per Share of Common Stock:
Basic	$0.72	$1.22	$0.63
Diluted	$0.71	$1.21	$0.62

Note 19   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(4,357)	$(3,379)	$837	$(6,899)
Other comprehensive income (loss) before reclassifications	(2,491)	2,638	339	486
Reclassification to (earnings) loss	—	(857)	(358)	(1,215)
Net current-period other comprehensive income (loss)	$(2,491)	$1,781	$(19)	$(729)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)

Other comprehensive income (loss) before reclassifications	(1,046)	(1,570)	87	(2,529)
Reclassification to (earnings) loss	—	(86)	(308)	(394)
Net current-period other comprehensive income (loss)	(1,046)	(1,656)	(221)	(2,923)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2020	2019	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$64	$1,061	Cost of Sales
	—	5	Non-operating income (expense), net
	22	(209)	Benefit (Provision) for Income Taxes
	$86	$857	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$406	$472	Non-operating income
	(98)	(114)	Benefit (Provision) for Income Taxes
	$308	$358	Net of Tax

Total Reclassifications for the Period	$394	$1,215	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 9 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.
Note 20  Leases
The Company determines if a contract is or contains a lease at inception. The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2020 to 2057. The Company has a minimal number of finance leases with an immaterial impact on its Consolidated Financial Statements.

Operating lease costs in fiscal year 2020 were $1.2 million, including short-term and variable lease costs. Cash payments for operating leases included in the measurement of lease liabilities in fiscal year 2020 were $0.8 million, which is included in Cash Flows from Operating Activities in the Consolidated Statement of Cash Flows.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of June 30, 2020, were as follows:

(Amounts in Thousands)
Operating lease right-of-use assets (included in Other Assets)	$2,025
Operating lease liability, current (included in Accrued expenses)	$817
Operating lease liability, noncurrent (included in Other long-term liabilities)	$1,208
Weighted average remaining lease term in years - operating leases	4.7
Weighted average discount rate - operating leases	3.3%
Future lease payments as of June 30, 2020 are as follows:

(Amounts in Thousands)
2021	$832
2022	655
2023	95
2024	95
2025	95
Thereafter	380
Total undiscounted lease payments	$2,152
Less: imputed interest	127
Total lease liabilities	$2,025
As reported under the previous lease accounting standard, the total rental expense amounted to $1.1 million and $0.7 million in fiscal years 2019 and 2018, respectively, and the aggregate future minimum rental payments on our operating leases, as of June 30, 2019, were, in millions, $0.8, $0.7, $0.6, $0.1, and $0.1 for the five years ending June 30, 2024, respectively, and $0.5 million thereafter. As of June 30, 2019, capital leases were immaterial.
Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2020:
Net Sales	$313,385	$307,084	$293,925	$286,156
Gross Profit	22,193	20,511	20,212	20,925
Goodwill Impairment	—	—	—	7,925
Operating Income	11,115	8,684	10,588	1,609
Net Income (Loss)	6,598	6,612	6,259	(1,273)
Basic Earnings (Loss) Per Share	$0.26	$0.26	$0.25	$(0.05)
Diluted Earnings (Loss) Per Share	$0.26	$0.26	$0.25	$(0.05)
Fiscal Year 2019:
Net Sales	$265,620	$284,149	$313,454	$318,621
Gross Profit	18,186	20,444	26,554	23,222
Operating Income	7,032	10,212	14,497	10,319
Net Income	5,069	7,115	11,849	7,525
Basic Earnings Per Share	$0.19	$0.27	$0.46	$0.30
Diluted Earnings Per Share	$0.19	$0.27	$0.46	$0.29

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2020.

(b)	Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c)	Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Corporate Governance at Kimball Electronics.”
Information about Our Executive Officers
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Delinquent Section 16(a) Reports.”
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
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the captions “Corporate Governance at Kimball Electronics” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the captions “Equity Compensation Plans Information” and “Share Ownership Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 10, 2020 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2020	77

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

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
4.1(b)	Description of the Company’s Registered Securities
10.1(a)	Form of Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2017, File No. 001-36454)
10.2(a)	Form of Annual and/or Long-Term Performance Share Award Amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2014, File No. 001-36454)
10.3(a)
2014 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 for the Company’s 2014 Stock Option and Incentive Plan filed on October 30, 2014, File No. 333-199728)

10.4(a)
Form of Long-Term Performance Share Award Agreement, to be used for Long-Term Performance Share Awards granted prior to June 29, 2015 (Incorporated by reference to Exhibit 10.3 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.5
Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.6
Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.7
Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014, File No. 001-36454)

10.8(a)
Description of the Kimball Electronics, Inc. 2019 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 12, 2019, File No. 001-36454)

10.9(a)
Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”) (Incorporated by reference to Exhibit 10.8 of Amendment 3 to the Company’s Form 10 filed on September 4, 2014, File No. 001-36454)

10.10(a)
Form of Long-Term Performance Share Award Agreement, as amended June 29, 2016, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2016, File No. 001-36454)

10.11(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)
10.12(a)
Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2016, File No. 001-36454)

10.13
Amended and Restated Credit Agreement among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 1, 2018, File No. 001-36454)

10.14(d)
Credit Agreement among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 21, 2020, File No. 001-36454)

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
August 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2020

/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter
Vice President,
Chief Financial Officer
August 27, 2020

/s/ MARK D. HODELL
Mark D. Hodell
Corporate Controller,
(functioning as Principal Accounting Officer)
August 27, 2020

Signature	Signature

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

ROBERT J. PHILLIPPY *	GREGORY A. THAXTON *
Robert J. Phillippy	Gregory A. Thaxton
Director	Director

HOLLY A. VAN DEURSEN *	MICHELE M. HOLCOMB, PhD *
Holly A. Van Deursen	Michele M. Holcomb, PhD
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2020	/s/ DONALD D. CHARRON
Donald D. Charron
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2020
Valuation Allowances:
Receivables	$270	$265	$(5)	$(7)	$523
Deferred Tax Asset	$658	$979	$—	$—	$1,637
Year Ended June 30, 2019
Valuation Allowances:
Receivables	$482	$184	$14	$(410)	$270
Deferred Tax Asset	$638	$20	$—	$—	$658
Year Ended June 30, 2018
Valuation Allowances:
Receivables	$284	$259	$(51)	$(10)	$482
Deferred Tax Asset	$—	$638	$—	$—	$638