Form 10-Q
period 2020-09-30
Kimball Electronics, Inc.
filed 2020-11-04
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 22, 2020 was 25,143,289 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$73,375	$64,990
Receivables, net of allowances of $464 and $523, respectively	190,794	180,133
Contract assets	70,188	70,350
Inventories	201,475	219,043
Prepaid expenses and other current assets	24,404	23,891
Total current assets	560,236	558,407
Property and Equipment, net of accumulated depreciation of $246,506 and $236,373, respectively	153,578	154,529
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $33,533 and $32,756, respectively	18,943	19,343
Other Assets	35,606	30,539
Total Assets	$780,374	$774,829

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$18,963	$26,638
Accounts payable	190,461	203,703
Accrued expenses	47,841	42,264
Total current liabilities	257,265	272,605
Other Liabilities:
Long-term debt under credit facilities, less current portion	91,500	91,500
Long-term income taxes payable	8,854	9,765
Other long-term liabilities	22,043	21,594
Total other liabilities	122,397	122,859
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	305,207	306,808
Retained earnings	168,989	152,178
Accumulated other comprehensive loss	(6,167)	(10,551)
Treasury stock, at cost:
Shares: 4,287,000 and 4,443,000, respectively	(67,317)	(69,070)
Total Share Owners’ Equity	400,712	379,365
Total Liabilities and Share Owners’ Equity	$780,374	$774,829

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2020	2019
Net Sales	$331,749	$313,385
Cost of Sales	301,166	291,192
Gross Profit	30,583	22,193
Selling and Administrative Expenses	13,117	11,078
Other General Income	(341)	—
Operating Income	17,807	11,115
Other Income (Expense):
Interest income	7	18
Interest expense	(823)	(1,208)
Non-operating income (expense), net	2,951	(1,212)
Other income (expense), net	2,135	(2,402)
Income Before Taxes on Income	19,942	8,713
Provision for Income Taxes	3,131	2,115
Net Income	$16,811	$6,598

Earnings Per Share of Common Stock:
Basic	$0.67	$0.26
Diluted	$0.66	$0.26

Average Number of Shares Outstanding:
Basic	25,153	25,495
Diluted	25,270	25,609

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$16,811			$6,598
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,412	$—	$4,412	$(3,665)	$—	$(3,665)
Postemployment severance actuarial change	(5)	4	(1)	(165)	52	(113)
Derivative gain (loss)	(625)	82	(543)	275	(32)	243
Reclassification to (earnings) loss:
Derivatives	738	(148)	590	(411)	80	(331)
Amortization of actuarial change	(97)	23	(74)	(102)	24	(78)
Other comprehensive income (loss)	$4,423	$(39)	$4,384	$(4,068)	$124	$(3,944)
Total comprehensive income			$21,195			$2,654

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2020	2019
Cash Flows From Operating Activities:
Net income	$16,811	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,314	7,312
(Gain) loss on sales of assets	20	(12)
Deferred income tax and other deferred charges	(913)	(746)
Deferred tax valuation allowance	(815)	135
Stock-based compensation	937	1,252
Other, net	132	33
Change in operating assets and liabilities:
Receivables	(15,124)	38,885
Contract assets	162	(8,871)
Inventories	18,727	2,357
Prepaid expenses and other assets	(712)	667
Accounts payable	(9,885)	(1,788)
Accrued expenses and taxes payable	3,047	(6,203)
Net cash provided by operating activities	20,701	39,619
Cash Flows From Investing Activities:
Capital expenditures	(8,142)	(11,589)
Proceeds from sales of assets	201	30
Purchases of capitalized software	(396)	(108)
Other, net	15	(58)
Net cash used for investing activities	(8,322)	(11,725)
Cash Flows From Financing Activities:
Net change in revolving credit facilities	(7,973)	(16,486)
Settlements on prior year acquisition	2,957	—
Repurchases of common stock	—	(3,090)
Payments related to tax withholding for stock-based compensation	(771)	(1,012)
Net cash used for financing activities	(5,787)	(20,588)
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,793	(1,231)
Net Increase in Cash and Cash Equivalents	8,385	6,075
Cash and Cash Equivalents at Beginning of Period	64,990	49,276
Cash and Cash Equivalents at End of Period	$73,375	$55,351
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,969	$2,305
Interest expense	$1,046	$1,665

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		16,811			16,811
Other comprehensive income (loss)			4,384		4,384
Compensation expense related to stock compensation plans	923				923
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Amounts at September 30, 2020	$305,207	$168,989	$(6,167)	$(67,317)	$400,712

Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		6,598			6,598
Other comprehensive income (loss)			(3,944)		(3,944)
Issuance of non-restricted stock (1,000 shares)	1			4	5
Compensation expense related to stock compensation plans	1,230				1,230
Performance share issuance (181,000 shares)	(3,036)			2,027	(1,009)
Repurchase of Common Stock (230,000 shares)				(3,481)	(3,481)
Amounts at September 30, 2019	$304,112	$140,580	$(11,572)	$(63,867)	$369,253

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2020 and June 30, 2020, results of operations for the three months ended September 30, 2020 and 2019, cash flows for the three months ended September 30, 2020 and 2019, and share owners’ equity for the three months ended September 30, 2020 and 2019. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2020 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Additionally, the impacts of the global emergence of the novel coronavirus (“COVID-19”) on our business are currently not fully known. Any prolonged economic disruption could affect demand for our customers’ products, and in turn, our services and adversely impact our results of operations and financial condition. We will continue to actively monitor the situation and take actions that may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and the communities in which we operate.  We cannot predict the duration or severity of the impact COVID-19 could have on our business or on our future financial results.
Revenue Recognition:
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical disposables, precision molded plastics, and automation, test, and inspection equipment all built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract where we offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.
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
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to estimate expected credit losses on the trade accounts receivable and notes receivable. Management believes that historical loss information generally provides a basis for its assessment of expected credit losses. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectable. Our limited amount of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. See section entitled “New Accounting Standards” below for information on the adoption of the new accounting standard for the measurement of credit losses. Adjustments to the allowance for credit losses are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2020 and 2019, we sold, without recourse, $91.1 million and $76.0 million of accounts receivable, respectively. Factoring fees were $0.4 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Factoring fees were included in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5.7 million at September 30, 2020 and $7.1 million at June 30, 2020, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2020 and 2019 were $1.1 million and $0.3 million, respectively. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of September 30, 2020, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statement of Income and our Condensed Consolidated Statement of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $1.9 million and $2.0 million at September 30, 2020 and June 30, 2020, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the three months ended September 30, 2020 included $0.3 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded in the three months ended September 30, 2019.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Foreign currency/derivative gain (loss)	$2,422	$(1,113)
Gain (loss) on SERP investments	550	(22)
Other	(21)	(77)
Non-operating income (expense), net	$2,951	$(1,212)
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

The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of both September 30, 2020 and June 30, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of September 30, 2020, $0.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards the corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s Provision for Income Taxes for the three months ended September 30, 2020.
New Accounting Standards:
Adopted in fiscal year 2021:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. We adopted this standard effective July 1, 2020, the beginning of our first quarter of fiscal year 2021, and the adoption did not have a material effect on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued guidance on Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance amends the accounting for implementation, setup, and other upfront costs incurred in a cloud computing hosting arrangement. The amendment aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including options to extend the agreement that is in control of the customer. We adopted this standard prospectively during the first quarter of fiscal year 2021, and the adoption did not have a material effect on our Condensed Consolidated Financial Statements.
Not Yet Adopted:
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

The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019
Vertical Markets:
Automotive	$118.3	$124.4
Medical	127.1	101.3
Industrial	70.0	64.7
Public Safety	13.3	17.1
Other	3.0	5.9
Total net sales	$331.7	$313.4
For the three months ended September 30, 2020 and 2019, approximately 88% and 69% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were primarily recognized at a point in time when the customer obtained control of the manufactured product. Revenue recognized for tooling, excess inventory, and other services was not material for the three months ended September 30, 2020 and 2019.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $70.2 million and $70.4 million as of September 30, 2020 and June 30, 2020, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $5.8 million and $7.1 million as of September 30, 2020 and June 30, 2020, respectively.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2020	June 30, 2020
Finished products	$2,470	$4,529
Work-in-process	4,344	3,577
Raw materials	194,661	210,937
Total inventory	$201,475	$219,043

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	4,412	(543)	(1)	3,868
Reclassification to (earnings) loss	—	590	(74)	516
Net current-period other comprehensive income (loss)	4,412	47	(75)	4,384
Balance at September 30, 2020	$(3,482)	$(3,207)	$522	$(6,167)

Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(3,665)	243	(113)	(3,535)
Reclassification to (earnings) loss	—	(331)	(78)	(409)
Net current-period other comprehensive income (loss)	(3,665)	(88)	(191)	(3,944)
Balance at September 30, 2019	$(10,513)	$(1,686)	$627	$(11,572)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2020	2019
Derivative gain (loss) (1)	$(738)	$411	Cost of Sales
	148	(80)	Benefit (Provision) for Income Taxes
	$(590)	$331	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	97	102	Non-operating income (expense), net
	(23)	(24)	Benefit (Provision) for Income Taxes
	$74	$78	Net of Tax
Total reclassifications for the period	$(516)	$409	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 10 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 5. Commitments and Contingent Liabilities
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At September 30, 2020, the drafts transferred and outstanding totaled $1.3 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Product warranty liability at the beginning of the period	$647	$958
Additions to warranty accrual (including changes in estimates)	249	24
Settlements made (in cash or in kind)	(2)	(23)
Product warranty liability at the end of the period	$894	$959

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2020	September 30, 2020	June 30, 2020
Primary credit facility (1)	$45.0	$104.6	$111.4
Secondary credit facility (2)	30.0	—	—
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	4.9	5.9	6.7
Poland revolving credit facility	5.9	—	—
Total credit facilities	$85.9	$110.5	$118.1
Less: current portion		$(19.0)	$(26.6)
Long-term debt under credit facilities, less current portion (3)		$91.5	$91.5
(1)    The Company maintains a U.S. primary credit facility (the “primary facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature July 27, 2023. The primary facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and potential acquisitions. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:
•the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1% per annum above the Adjusted LIBO Rate (as defined under the primary credit facility); or
c.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility);
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both September 30, 2020 and June 30, 2020.
(2)    The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, which allows for borrowings of up to $30 million and has a maturity date of May 18, 2021. This secondary credit facility is to be used for working capital and general corporate purposes. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 50.0 basis points per annum.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:
•the LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the secondary credit facility, plus the Eurocurrency Loans spread of 2.125%; or
•the ABR, which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the secondary credit facility); or
c.1% per annum above the Adjusted LIBO Rate (as defined under the secondary credit facility);
plus the ABR Loans spread of 1.125%.
The Company’s financial covenants under this secondary credit facility are the same as the financial covenants listed above for its primary credit facility.
(3)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2020 and June 30, 2020 was 2.3% and 2.5%, respectively.

Note 7. Fair Value
The Company categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than those included in level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.
Recurring Fair Value Measurements:
As of September 30, 2020 and June 30, 2020, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	500	500
Trading securities: mutual funds held in nonqualified SERP	11,067	—	11,067
Total assets at fair value	$12,207	$500	$12,707
Liabilities
Derivatives: foreign exchange contracts	$—	$2,791	$2,791
Total liabilities at fair value	$—	$2,791	$2,791

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	741	741
Trading securities: mutual funds held in nonqualified SERP	10,477	—	10,477
Total assets at fair value	$11,617	$741	$12,358
Liabilities
Derivatives: foreign exchange contracts	$—	$2,134	$2,134
Total liabilities at fair value	$—	$2,134	$2,134
We had no level 3 assets or liabilities during the three months ended September 30, 2020.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.
The carrying values of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximate fair value due to the relatively short maturity and immaterial non-performance risk.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2020, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.4 million and to hedge currencies against the Euro in the aggregate notional amount of 60.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of September 30, 2020, we estimate that approximately $1.6 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2020 and June 30, 2020.

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 4 - Accumulated Other Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2020	June 30, 2020	Balance Sheet Location	September 30, 2020	June 30, 2020
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$447	$517	Accrued expenses	$1,808	$2,054

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	53	224	Accrued expenses	983	80
Total derivatives		$500	$741		$2,791	$2,134
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(625)	$275
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2020	2019
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(738)	$411

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(921)	$1,698

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,659)	$2,109

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense). Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2020 and 2019 was approximately $0.2 million and $(0.1) million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2020	June 30, 2020
SERP investments - current asset	$2,155	$1,972
SERP investments - other long-term asset	8,912	8,505
Total SERP investments	$11,067	$10,477

SERP obligation - current liability	$2,155	$1,972
SERP obligation - other long-term liability	8,912	8,505
Total SERP obligation	$11,067	$10,477
Note 10. Employee Benefit Plans
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the three months ended September 30, 2020 and 2019.

Note 11. Stock Compensation Plans
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
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.

During the first three months of fiscal year 2021, the following stock compensation was awarded under the Plan. No awards were granted under the Deferral Plan during the period.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	250,837	$13.67

(1) Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the attainment of the applicable bonus percentage calculated under the Company’s profit-sharing incentive bonus plan as applied to a potential share award made and approved by the Compensation and Governance Committee of the Board. Under these awards granted, a number of shares will be issued to each participant based upon a combination of the bonus attainment percentage component above, adjusted to a three-year average bonus percentage, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The long-term performance shares awarded are based on three successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established and approved by the Compensation and Governance Committee of the Board near the beginning of the applicable fiscal year and a vesting date shortly after the end of each annual period. The number of shares issued will be less than the maximum shares issuable if one or both of the above-mentioned incentive metric maximum thresholds are not obtained.
(2) The grant date fair value is based on the stock price at the date of the award and for long-term performance shares is applicable to the first tranche only.
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	September 30, 2020	June 30, 2020

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011

A summary of other intangible assets subject to amortization is as follows:

	September 30, 2020			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,429	$28,090	$4,339	$32,052	$27,851	$4,201
Customer Relationships	8,618	2,140	6,478	8,618	2,014	6,604
Technology	5,060	2,030	3,030	5,060	1,777	3,283
Trade Name	6,369	1,273	5,096	6,369	1,114	5,255
Other Intangible Assets	$52,476	$33,533	$18,943	$52,099	$32,756	$19,343
During both the three months ended September 30, 2020 and 2019, amortization expense of other intangible assets was $0.8 million.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.

Note 13. Share Owners’ Equity
On October 21, 2015, the Board authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time and was temporarily suspended as a result of the COVID-19 environment.
During the three months ended September 30, 2020, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $76.7 million of common stock at an average cost of $14.93 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2020	2019
Basic and Diluted Earnings Per Share:
Net Income	$16,811	$6,598
Less: Net Income allocated to participating securities	22	8
Net Income allocated to common Share Owners	$16,789	$6,590

Basic weighted average common shares outstanding	25,153	25,495
Dilutive effect of average outstanding performance shares	94	90
Dilutive effect of average outstanding deferred stock units	23	24
Dilutive weighted average shares outstanding	25,270	25,609

Earnings Per Share of Common Stock:
Basic	$0.67	$0.26
Diluted	$0.66	$0.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, successful integration of acquisitions and new operations, adverse changes in global economic conditions, the geopolitical environment, global health emergencies including the COVID-19 pandemic, significant reductions in volumes and order patterns from key contract customers, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, the ability of the supply chain to react successfully to significant increases in demand for certain medical components, impact related to tariffs and other trade barriers, increased competitive pricing pressures, foreign exchange fluctuations, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. We are actively monitoring the global COVID-19 pandemic and its impact on all our operations, including the effect on customers, the supply chain, the availability of critical components, and the health and availability of our workforce. The well-being and safety of our employees remains our primary focus, and we are following current guidelines suggested by applicable authorities, including utilizing protective shields, face masks, body temperature scanning, social distancing, and proper hygiene. Our response to each positive case in our facilities follows our procedures for communication to our employees, contact tracing, self-quarantining, testing, and sanitization of the affected work areas. Because of the variety of critical medical device assemblies we manufacture around the world, our facilities are classified as “essential businesses” or otherwise have been permitted to operate under shelter in place orders or other similar orders but have been affected to varying degrees by COVID-19. We are maintaining close contact and communication with our customers and our supply chain to ensure safety measures follow appropriate guidelines for the health and safety of all parties and to minimize disruption of operations. Significant uncertainties and risks exist related to the severity and duration of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our results cannot be reasonably estimated but could be material.
The COVID-19 pandemic has adversely impacted the automotive industry by disrupting the supply chain from China and leading to automakers in the U.S. and Europe temporarily suspending production during April and May of the current calendar year. For our sales to customers in the automotive market, we experienced a 43% decline in the fourth quarter of fiscal year 2020 when compared to the fourth quarter of fiscal year 2019 due to the impact of COVID-19. However, sales to customers in the automotive market are gaining momentum as we experienced a 61% sequential increase in the first quarter of fiscal year 2021 compared to the fourth quarter of fiscal year 2020. When compared to the first quarter of fiscal year 2020, we experienced only a 5% decline in sales to customers in the automotive market in the first quarter of fiscal year 2021. We anticipate sales to customers in the automotive market to return to pre-COVID-19 levels in the second quarter of fiscal year 2021 and to steadily increase throughout the fiscal year. In the medical market, we experienced a record sales quarter, with a 25% increase in the first quarter of fiscal year 2021 when compared to the first quarter of the prior fiscal year due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. We anticipate sales to customers in the medical market will return to the pre-COVID-19 pandemic levels in the second quarter of fiscal year 2021. In the industrial market, our growth in the first quarter of fiscal year 2021 over the prior year first quarter was driven in large part due to improved sales at our GES reporting unit and increased demand for climate control products.
We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.

We continue to maintain a strong balance sheet, which included a current ratio of 2.2, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $401 million at September 30, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $159 million at September 30, 2020.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•Due to the contract and project nature of the contract manufacturing industry, fluctuation in the demand for our services and variation in the gross margin on those programs is inherent to our business. Effective management of manufacturing capacity is, and will continue to be, critical to our success.
•The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures.
•Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2020.

	Three Months Ended
	September 30
Customer Service Years	2020	2019
More than 10 Years
% of Net Sales	79%	76%
# of Customers	30	37
5 to 10 Years
% of Net Sales	11%	12%
# of Customers	19	19
Less than 5 Years
% of Net Sales	10%	12%
# of Customers	21	19
Total
% of Net Sales	100%	100%
# of Customers	70	75
•Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$331.7		$313.4		6%
Gross Profit	$30.6	9.2%	$22.2	7.1%	38%
Selling and Administrative Expenses	$13.1	3.9%	$11.1	3.6%	18%
Other General Income	$0.3		$—
Operating Income	$17.8	5.4%	$11.1	3.5%	60%
Net Income	$16.8		$6.6		155%
Diluted Earnings per Share	$0.66		$0.26		154%
Open Orders	$349.8		$389.5		(10)%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019	% Change
Automotive	$118.3	$124.4	(5)%
Medical	127.1	101.3	25%
Industrial	70.0	64.7	8%
Public Safety	13.3	17.1	(23)%
Other	3.0	5.9	(49)%
Total Net Sales	$331.7	$313.4	6%
First quarter fiscal year 2021 consolidated net sales increased 6% compared to the first quarter of fiscal year 2020 including a favorable impact of 1% from foreign currency exchange fluctuations. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 largely due to the negative impact the COVID-19 pandemic had on the automotive industry. The unfavorable impact from the COVID-19 pandemic was partially offset by the ramp-up of certain programs, including programs for fully electric vehicles. We anticipate demand from customers in the automotive market will return to pre-COVID-19 levels beginning in the second quarter of fiscal year 2021 and steadily increase throughout the current fiscal year.
•Sales to customers in the medical market experienced record sales during the first quarter of fiscal year 2021 , increasing 25% when compared to the first quarter of fiscal year 2020. This double-digit increase was driven by the increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. Partially offsetting this increase is lower demand for non-critical medical products. We anticipate sales to customers in the medical market will return to the pre-COVID-19 levels in the second quarter of fiscal year 2021.
•Sales to customers in the industrial market increased in the first quarter of the current fiscal year when compared to the first quarter of the prior fiscal year, primarily due to improved sales of automation, test, and inspection equipment as our recent acquisition is gaining traction and higher end market demand for climate control products which were partially offset by decreased demand for smart metering products.
•Sales to customers in the public safety market decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 primarily due to the phase out of certain programs.

A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2020	2019
Philips	23%	14%
Nexteer Automotive	15%	14%
ZF	*	10%

* amount is less than 10% of total
Open orders were down 10% as of September 30, 2020 compared to September 30, 2019 as open orders in all verticals except Industrial declined as certain key customers placed fewer longer lead-time orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of September 30, 2020 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 could impact the timing and certainty of fulfillment of open orders.
First quarter fiscal year 2021 gross profit as a percent of net sales improved when compared to the first quarter of fiscal year 2020 primarily due to leverage gained on higher revenue, improvement from our recent acquisition as it is gaining traction, favorable product mix, improved material costs, and efficiencies gained on our manufacturing capacity, which were partially offset by higher profit-sharing incentive bonus expense driven by the overall strong financial performance in the quarter.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2021 when compared to the first quarter of fiscal year 2020. The current quarter selling and administrative expenses increased primarily from an increase in profit-sharing incentive bonus expense driven by the overall strong financial performance in the quarter and the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”), which were partially offset by lower stock-based compensation and lower travel expense due to the COVID-19 pandemic restrictions.
Other General Income in the first three months of fiscal year 2021 included $0.3 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the first three months of fiscal year 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Interest income	$7	$18
Interest expense	(823)	(1,208)
Foreign currency/derivative gain (loss)	2,422	(1,113)
Gain (loss) on SERP investments	550	(22)
Other	(21)	(77)
Other income (expense), net	$2,135	$(2,402)
Interest expense has decreased in the first three months of fiscal year 2021 compared to the first three months of fiscal year 2020 due to lower interest rates. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2020		September 30, 2019
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$7,430	11.5%	$2,664	35.1%
Foreign	12,512	18.2%	6,049	19.5%
Total	$19,942	15.7%	$8,713	24.3%
When compared to the statutory rate, the domestic effective tax rate for the first three months of fiscal year 2021 was favorably impacted by a discrete income tax adjustment related to the reduction in our state tax valuation allowance for research and development credit carryforwards. The consolidated effective tax rate was also impacted by a favorable mix of earnings in jurisdictions with rates lower than the U.S. statutory rate.
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
Comparing the balance sheet as of September 30, 2020 to June 30, 2020, Receivables increased $10.7 million largely due to increased sales volumes. Our inventory balance decreased $17.6 million primarily due to the consumption of the inventory build at the end of the prior fiscal year to support the increased demand for medical assemblies and changes in customers’ forecasts as a result of COVID-19. Accounts payable decreased $13.2 million primarily from the payments on the increased inventory purchases to support increased production volumes. Borrowings under credit facilities decreased $7.7 million largely due to payments on the U.S. primary credit facility.
Liquidity and Capital Resources
Working capital at September 30, 2020 was $303.0 million compared to working capital of $285.8 million at June 30, 2020. The current ratio was 2.2 at September 30, 2020 and 2.0 at June 30, 2020. The debt-to-equity ratio was 0.3 at both September 30, 2020 and June 30, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $159.3 million at September 30, 2020 and $142.5 million at June 30, 2020.
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

	Three Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019
DSO	51	50	50
CAD	19	22	16
PDSOH	64	76	65
APD	58	67	58
CCD	76	81	73
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2021 and 2020.

	Three Months Ended
	September 30
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$20.7	$39.6
Net cash used for investing activities	$(8.3)	$(11.7)
Net cash used for financing activities	$(5.8)	$(20.6)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal year 2021 was primarily driven by net income adjusted for non-cash items. Net cash provided by operating activities in the first three months of fiscal year 2020 was largely driven by cash provided by changes in operating assets and liabilities. Changes in operating assets and liabilities used $3.8 million of cash in the first three months of fiscal year 2021 and provided $25.0 million of cash in the first three months of fiscal year 2020.
The cash used of $3.8 million from changes in operating assets and liabilities in the first three months of fiscal year 2021 is largely due to an increase in accounts receivable, which used cash of $15.1 million primarily resulting from increased sales volumes, and a decrease in accounts payable, which used cash of $9.9 million primarily from the payments on the higher inventory purchases at the end of the prior fiscal year to support increased production volumes. Partially offsetting cash used by accounts receivable and accounts payable was a decrease in inventories, which provided cash of $18.7 million primarily from the consumption of the higher inventory level at the end of the prior fiscal year to support the increased demand for medical assemblies and changes in customers’ forecasts as a result of COVID-19.
The cash provided of $25.0 million from changes in operating assets and liabilities in the first three months of fiscal year 2020 was primarily due to a decrease in accounts receivable, which provided cash of $38.9 million as a result of increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $8.9 million as a result of increase production volume.
Cash Flows from Investing Activities
For the first three months of fiscal years 2021 and 2020, net cash used for investing activities was $8.3 million and $11.7 million, respectively. During the first three months of fiscal year 2021 and 2020, we invested $8.5 million and $11.7 million, respectively, into capital expenditures primarily for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
For the first three months of fiscal year 2021, net cash used by financing activities of $5.8 million resulted largely from net payments on our credit facilities of $8.0 million and the remittance of tax withholdings on share-based payments, which were partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition. For the first three months of fiscal year 2020, net cash used by financing activities of $20.6 million resulted from net payments on our primary credit facility of $17.6 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings on our Netherlands credit facility.
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

The interest rate on borrowings is dependent on the type of borrowings and will be one of following two options:
•the London Interbank Offered Rate (“LIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Eurocurrency Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1% per annum above the Adjusted LIBO Rate (as defined under the primary credit facility); or
c.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility);
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of     consolidated total indebtedness to adjusted consolidated EBITDA.
At September 30, 2020, we had $104.6 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility. Borrowings under the primary credit facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At September 30, 2020, $91.5 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2020, we had $111.4 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2020.
The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, which allows for borrowings of up to $30.0 million and has a maturity date of May 18, 2021. This secondary credit facility is to be used for working capital and general corporate purposes, and it is intended to provide additional domestic liquidity at the enterprise level to help support the increased demand in medical assemblies that is attributable to the COVID-19 pandemic. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 50.0 basis points per annum.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following two options:
•the LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined under the secondary credit facility, plus the Eurocurrency Loans spread of 2.125%; or
•the ABR, which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the secondary credit facility); or
c.1% per annum above the Adjusted LIBO Rate (as defined under the secondary credit facility);
plus the ABR Loans spread of 1.125%.
The Company’s financial covenants under this secondary credit facility are the same as the financial covenants listed above for its primary credit facility.

Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of September 30, 2020, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at September 30, 2020 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2020 or June 30, 2020.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.8 million at September 30, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $5.9 million in borrowings outstanding under this Netherlands revolving credit facility as of September 30, 2020 and $6.7 million as of June 30, 2020.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 5 million Euro (approximately $5.9 million at September 30, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of September 30, 2020 or June 30, 2020.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2020 and 2019, we sold, without recourse, $91.1 million and $76.0 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $85.9 million at September 30, 2020. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would help us continue our development as a multifaceted manufacturing solutions company. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At September 30, 2020, our capital expenditure commitments were approximately $4 million, consisting primarily of commitments for capacity purposes in anticipation of future growth, including new program wins, and replacement purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At September 30, 2020, our foreign entities held cash totaling $72.0 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects, and therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of September 30, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, of which $8.9 million was recorded in Long-term income taxes payable on the Consolidated Balance Sheet, and is payable through fiscal year 2026. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes.
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, in addition to allowing companies to defer the payment of certain employer payroll taxes.  At September 30, 2020, we have deferred payment of $2.3 million of employer payroll taxes under the CARES Act.

On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, and November 8, 2018, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $80 million. The Plan may be suspended or discontinued at any time and was temporarily suspended as a result of the COVID-19 environment. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. During the three months ended September 30, 2020, the Company had no share repurchases under the Plan. The Company has repurchased $76.7 million of common stock under the Plan through September 30, 2020.
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
Fair Value
During the first quarter of fiscal year 2021, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball Electronics’ summary of contractual obligations under the caption, “Contractual Obligations” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2020.
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
These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the banker’s acceptance drafts. We do not have material exposures to trading activities of non-exchange traded contracts.

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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2020. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2020.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2020. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021.  If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. The Company is monitoring these developments.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2020.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2020.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may, from time to time, be involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
During the three months ended September 30, 2020, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $3.3 million at September 30, 2020.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 12, 2019, File No. 001-36454)
31.1(a)	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(a)	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(a)	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
November 4, 2020

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
November 4, 2020