Form 10-Q
period 2020-12-31
Kimball Electronics, Inc.
filed 2021-02-04
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 22, 2021 was 24,957,061 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$93,618	$64,990
Receivables, net of allowances of $410 and $523, respectively	209,054	180,133
Contract assets	61,569	70,350
Inventories	174,422	219,043
Prepaid expenses and other current assets	25,791	23,891
Total current assets	564,454	558,407
Property and Equipment, net of accumulated depreciation of $256,797 and $236,373, respectively	153,572	154,529
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $34,388 and $32,756, respectively	18,205	19,343
Other Assets	37,606	30,539
Total Assets	$785,848	$774,829

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$25,083	$26,638
Accounts payable	199,382	203,703
Accrued expenses	49,131	42,264
Total current liabilities	273,596	272,605
Other Liabilities:
Long-term debt under credit facilities, less current portion	61,000	91,500
Long-term income taxes payable	8,854	9,765
Other long-term liabilities	22,760	21,594
Total other liabilities	92,614	122,859
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	306,120	306,808
Retained earnings	184,051	152,178
Accumulated other comprehensive loss	(266)	(10,551)
Treasury stock, at cost:
Shares: 4,476,000 and 4,443,000, respectively	(70,267)	(69,070)
Total Share Owners’ Equity	419,638	379,365
Total Liabilities and Share Owners’ Equity	$785,848	$774,829

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2020	2019	2020	2019
Net Sales	$320,604	$307,084	$652,353	$620,469
Cost of Sales	290,939	286,573	592,105	577,765
Gross Profit	29,665	20,511	60,248	42,704
Selling and Administrative Expenses	13,486	11,827	26,603	22,905
Other General Income	—	—	(341)	—
Operating Income	16,179	8,684	33,986	19,799
Other Income (Expense):
Interest income	26	7	33	25
Interest expense	(616)	(1,149)	(1,439)	(2,357)
Non-operating income (expense), net	3,001	1,285	5,952	73
Other income (expense), net	2,411	143	4,546	(2,259)
Income Before Taxes on Income	18,590	8,827	38,532	17,540
Provision for Income Taxes	3,528	2,215	6,659	4,330
Net Income	$15,062	$6,612	$31,873	$13,210

Earnings Per Share of Common Stock:
Basic	$0.60	$0.26	$1.27	$0.52
Diluted	$0.60	$0.26	$1.26	$0.52

Average Number of Shares Outstanding:
Basic	25,101	25,247	25,127	25,371
Diluted	25,171	25,330	25,265	25,503

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2020			December 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$15,062			$6,612
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,027	$—	$5,027	$2,463	$—	$2,463
Postemployment actuarial change	(521)	160	(361)	(69)	17	(52)
Derivative gain (loss)	1,503	(400)	1,103	1,304	(297)	1,007
Reclassification to (earnings) loss:
Derivatives	304	(45)	259	(899)	185	(714)
Amortization of actuarial change	(167)	40	(127)	(103)	26	(77)
Other comprehensive income (loss)	$6,146	$(245)	$5,901	$2,696	$(69)	$2,627
Total comprehensive income			$20,963			$9,239

	Six Months Ended			Six Months Ended
	December 31, 2020			December 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$31,873			$13,210
Other comprehensive income (loss):
Foreign currency translation adjustments	$9,439	$—	$9,439	$(1,202)	$—	$(1,202)
Postemployment actuarial change	(526)	164	(362)	(234)	69	(165)
Derivative gain (loss)	878	(318)	560	1,579	(329)	1,250
Reclassification to (earnings) loss:
Foreign currency translation adjustments
Derivatives	1,042	(193)	849	(1,310)	265	(1,045)
Amortization of actuarial change	(264)	63	(201)	(205)	50	(155)
Other comprehensive income (loss)	$10,569	$(284)	$10,285	$(1,372)	$55	$(1,317)
Total comprehensive income			$42,158			$11,893

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2020	2019
Cash Flows From Operating Activities:
Net income	$31,873	$13,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,762	14,986
Loss on sales of assets	61	6
Deferred income tax and other deferred charges	(1,175)	441
Deferred tax valuation allowance	(462)	377
Stock-based compensation	1,844	2,175
Other, net	193	139
Change in operating assets and liabilities:
Receivables	(34,081)	28,924
Contract assets	8,781	(15,078)
Inventories	46,467	1,313
Prepaid expenses and other assets	(244)	1,052
Accounts payable	(1,112)	(256)
Accrued expenses and taxes payable	3,349	(8,007)
Net cash provided by operating activities	72,256	39,282
Cash Flows From Investing Activities:
Capital expenditures	(14,194)	(21,929)
Proceeds from sales of assets	224	91
Purchases of capitalized software	(481)	(180)
Other, net	34	44
Net cash used for investing activities	(14,417)	(21,974)
Cash Flows From Financing Activities:
Payments on credit facilities	(20,000)	—
Net change in revolving credit facilities	(12,623)	(6,783)
Settlements on previous year acquisition	2,957	—
Repurchases of common stock	(2,996)	(6,108)
Payments related to tax withholding for stock-based compensation	(771)	(1,012)
Net cash used for financing activities	(33,433)	(13,903)
Effect of Exchange Rate Change on Cash and Cash Equivalents	4,222	(478)
Net Increase in Cash and Cash Equivalents	28,628	2,927
Cash and Cash Equivalents at Beginning of Period	64,990	49,276
Cash and Cash Equivalents at End of Period	$93,618	$52,203
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,670	$4,875
Interest expense	$1,626	$2,684

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2020	$305,207	$168,989	$(6,167)	$(67,317)	$400,712
Net income		15,062			15,062
Other comprehensive income (loss)			5,901		5,901
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	894				894
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638

Amounts at September 30, 2019	$304,112	$140,580	$(11,572)	$(63,867)	$369,253
Net income		6,612			6,612
Other comprehensive income (loss)			2,627		2,627
Issuance of non-restricted stock (3,000 shares)	21			44	65
Compensation expense related to stock compensation plans	908				908
Repurchase of Common Stock (179,000 shares)				(2,627)	(2,627)
Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		31,873			31,873
Other comprehensive income (loss)			10,285		10,285
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	1,817				1,817
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638

Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		13,210			13,210
Other comprehensive income (loss)			(1,317)		(1,317)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	2,138				2,138
Performance share issuance (181,000 shares)	(3,036)			2,027	(1,009)
Repurchase of Common Stock (409,000 shares)				(6,108)	(6,108)
Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing “durable electronics” and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. We are consistently recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2020 and June 30, 2020, results of operations for the three and six months ended December 31, 2020 and 2019, cash flows for the six months ended December 31, 2020 and 2019, and share owners’ equity for the three and six months ended December 31, 2020 and 2019. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2020 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Additionally, the impacts of the global COVID-19 pandemic on our business are currently not fully known. Any continued economic disruption could affect demand for our customers’ products, and in turn our services, and adversely impact our results of operations and financial condition. We continue to actively monitor the situation and take actions that may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and the communities in which we operate.  We cannot predict the duration or severity of the impact COVID-19 could have on our business or on our future financial results.
Revenue Recognition:
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment all built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, where we may offer our customer a rebate for specific volume thresholds, or other incentives; in these cases, we account for these pricing components as variable consideration.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2020 and 2019, we sold, without recourse, $186.0 million and $142.4 million of accounts receivable, respectively. Factoring fees were $0.3 million and $0.5 million for the three months ended December 31, 2020 and 2019, respectively, and $0.7 million and $1.1 million during the six months ended December 31, 2020 and 2019, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $0.9 million at December 31, 2020 and $7.1 million at June 30, 2020, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the six months ended December 31, 2020 and 2019 were $1.7 million and $0.8 million, respectively. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on banker’s acceptance drafts.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of December 31, 2020, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $1.7 million and $2.0 million at December 31, 2020 and June 30, 2020, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the six months ended December 31, 2020 included $0.3 million of pre-tax income resulting from a payment received related to a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded in the six months ended December 31, 2019.
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, amortization of actuarial gains (losses), and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Foreign currency/derivative gain (loss)	$2,545	$770	$4,967	$(343)
Gain on SERP investments	811	502	1,361	480
Settlement charges on previous year acquisition	(282)	—	(282)	—
Other	(73)	13	(94)	(64)
Non-operating income (expense), net	$3,001	$1,285	$5,952	$73
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of both December 31, 2020 and June 30, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of December 31, 2020, $0.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards the corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s Provision for Income Taxes for the three and six months ended December 31, 2020.
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

The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2020 and 2019.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2020	2019	2020	2019
Vertical Markets:
Automotive	$151.9	$134.9	$270.1	$259.3
Medical	87.1	85.7	214.3	187.0
Industrial	67.7	66.4	137.8	131.1
Public Safety	10.5	14.6	23.8	31.7
Other	3.4	5.5	6.4	11.4
Total net sales	$320.6	$307.1	$652.4	$620.5
For the three months ended December 31, 2020 and 2019, approximately 85% and 69% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the six months ended December 31, 2020 and 2019, approximately 86% and 69% of our net sales, respectively, were recognized over time. The remaining sales revenues were primarily recognized at a point in time when the customer obtained control of the manufactured product.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $61.6 million and $70.4 million as of December 31, 2020 and June 30, 2020, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $5.9 million and $7.1 million as of December 31, 2020 and June 30, 2020, respectively.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2020	June 30, 2020
Finished products	$586	$4,529
Work-in-process	3,315	3,577
Raw materials	170,521	210,937
Total inventory	$174,422	$219,043

Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	9,439	560	(362)	9,637
Reclassification to (earnings) loss	—	849	(201)	648
Net current-period other comprehensive income (loss)	9,439	1,409	(563)	10,285
Balance at December 31, 2020	$1,545	$(1,845)	$34	$(266)

Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(1,202)	1,250	(165)	(117)
Reclassification to (earnings) loss	—	(1,045)	(155)	(1,200)
Net current-period other comprehensive income (loss)	(1,202)	205	(320)	(1,317)
Balance at December 31, 2019	$(8,050)	$(1,393)	$498	$(8,945)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Derivative gain (loss) (1)	$(304)	$899	$(1,042)	$1,310	Cost of Sales
	45	(185)	193	(265)	Benefit (Provision) for Income Taxes
	$(259)	$714	$(849)	$1,045	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	167	103	264	205	Non-operating income (expense), net
	(40)	(26)	(63)	(50)	Benefit (Provision) for Income Taxes
	$127	$77	$201	$155	Net of Tax
Total reclassifications for the period	$(132)	$791	$(648)	$1,200	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At December 31, 2020, the drafts transferred and outstanding totaled $0.4 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Changes in the product warranty accrual for the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2020	2019
Product warranty liability at the beginning of the period	$647	$958
Additions to warranty accrual (including changes in estimates)	141	(289)
Settlements made (in cash or in kind)	(14)	(30)
Product warranty liability at the end of the period	$774	$639

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	December 31, 2020	December 31, 2020	June 30, 2020
Primary credit facility (1)	$69.6	$80.0	$111.4
Secondary credit facility (2)	30.0	—	—
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	5.2	6.1	6.7
Poland revolving credit facility	6.1	—	—
Total credit facilities	$111.0	$86.1	$118.1
Less: current portion		$(25.1)	$(26.6)
Long-term debt under credit facilities, less current portion (3)		$61.0	$91.5
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both December 31, 2020 and June 30, 2020.
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
The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2020 and June 30, 2020 was 2.0% and 2.5%, respectively.

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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.
Recurring Fair Value Measurements:
As of December 31, 2020 and June 30, 2020, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	1,888	1,888
Trading securities: mutual funds held in nonqualified SERP	11,916	—	11,916
Total assets at fair value	$13,056	$1,888	$14,944
Liabilities
Derivatives: foreign exchange contracts	$—	$2,863	$2,863
Total liabilities at fair value	$—	$2,863	$2,863

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	741	741
Trading securities: mutual funds held in nonqualified SERP	10,477	—	10,477
Total assets at fair value	$11,617	$741	$12,358
Liabilities
Derivatives: foreign exchange contracts	$—	$2,134	$2,134
Total liabilities at fair value	$—	$2,134	$2,134
We had no level 3 assets or liabilities during the six months ended December 31, 2020.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2020. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2020, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $37.4 million and to hedge currencies against the Euro in the aggregate notional amount of 68.4 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the gain or loss on the derivative instrument is initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and is subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of December 31, 2020, we estimate that approximately $0.3 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2020 and June 30, 2020.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2020	June 30, 2020	Balance Sheet Location	December 31, 2020	June 30, 2020
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,888	$517	Accrued expenses	$1,376	$2,054

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	224	Accrued expenses	1,487	80
Total derivatives		$1,888	$741		$2,863	$2,134
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$1,503	$1,304	$878	$1,579
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2020	2019	2020	2019
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(304)	$899	$(1,042)	$1,310

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,619)	$(638)	$(2,540)	$1,060

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,923)	$261	$(3,582)	$2,370

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in Other income (expense), net on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the six months ended December 31, 2020 and 2019 was approximately $0.8 million and $0.3 million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2020	June 30, 2020
SERP investments - current asset	$2,434	$1,972
SERP investments - other long-term asset	9,482	8,505
Total SERP investments	$11,916	$10,477

SERP obligation - current liability	$2,434	$1,972
SERP obligation - other long-term liability	9,482	8,505
Total SERP obligation	$11,916	$10,477
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the six months ended December 31, 2020 and 2019.

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

During the first six months of fiscal year 2021, the following stock compensation was awarded under the Plan and the Deferral Plan.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	250,837	$13.67

Unrestricted shares (3)	2nd Quarter	4,235	$15.35

Deferred share units (4)	2nd Quarter	37,132	$15.35
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
(3) Unrestricted shares were awarded to a non-employee member of the Board as compensation for the portion of director’s annual retainer fees as a result of the directors’ election to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
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
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	December 31, 2020	June 30, 2020

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011

A summary of other intangible assets subject to amortization is as follows:

	December 31, 2020			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,546	$28,405	$4,141	$32,052	$27,851	$4,201
Customer Relationships	8,618	2,267	6,351	8,618	2,014	6,604
Technology	5,060	2,283	2,777	5,060	1,777	3,283
Trade Name	6,369	1,433	4,936	6,369	1,114	5,255
Other Intangible Assets	$52,593	$34,388	$18,205	$52,099	$32,756	$19,343
During both the three months ended December 31, 2020 and 2019, amortization expense of other intangible assets was $0.8 million. During both the six months ended December 31, 2020 and 2019, amortization expense of other intangible assets was $1.6 million.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 13. Share Owners’ Equity
On October 21, 2015, the Board authorized an 18-month stock repurchase plan (the “Plan”) allowing a repurchase of up to $20 million worth of common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan may be suspended or discontinued at any time.
During the six months ended December 31, 2020, the Company repurchased $3.0 million of common stock under the Plan at an average price of $15.51, which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $79.7 million of common stock at an average cost of $14.95 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Basic and Diluted Earnings Per Share:
Net Income	$15,062	$6,612	$31,873	$13,210
Less: Net Income allocated to participating securities	21	9	44	17
Net Income allocated to common Share Owners	$15,041	$6,603	$31,829	$13,193

Basic weighted average common shares outstanding	25,101	25,247	25,127	25,371
Dilutive effect of average outstanding performance shares	51	65	126	121
Dilutive effect of average outstanding deferred stock units	19	18	12	11
Dilutive weighted average shares outstanding	25,171	25,330	25,265	25,503

Earnings Per Share of Common Stock:
Basic	$0.60	$0.26	$1.27	$0.52
Diluted	$0.60	$0.26	$1.26	$0.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2020.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are consistently recognized by our customers and the industry for our excellent quality, reliability, and innovative service. For the third time in six years, we were recognized in 2020 for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2020 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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

Sales to customers in the automotive market are gaining momentum, after recently being adversely impacted by COVID-19, as we experienced a record sales quarter in our automotive vertical in the second quarter of fiscal year 2021. We anticipate demand from customers in the automotive market to remain strong throughout the rest of fiscal year 2021. We are monitoring, however, the current shortage of semiconductors and the potential impact on global automobile production. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We take various actions to mitigate the risk and minimize the adverse effect component shortages or allocations could have on our results and the impact to our customers. In the medical market, sales are returning to the pre-COVID-19 pandemic levels in the second quarter of fiscal year 2021 after we experienced a record sales quarter in the first quarter of fiscal year 2021 due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. In the industrial market, our growth in the second quarter of fiscal year 2021 over the prior year second quarter was driven in large part due to improved sales of automation, test, and inspection equipment, partially offset by lower demand for smart metering products.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.2, and Share Owners’ equity of $420 million at December 31, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $205 million at December 31, 2020.
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
•The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause margin dilution early in the life of a program, which is generally recovered as the program becomes established and matures.
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

	Six Months Ended
	December 31
Customer Service Years	2020	2019
More than 10 Years
% of Net Sales	79%	77%
# of Customers	30	37
5 to 10 Years
% of Net Sales	17%	10%
# of Customers	22	19
Less than 5 Years
% of Net Sales	4%	13%
# of Customers	18	21
Total
% of Net Sales	100%	100%
# of Customers	70	77
•Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our talent management and succession planning processes help to maintain stability in management.

Financial Overview

	At or for the
	Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$320.6		$307.1		4%
Gross Profit	$29.7	9.3%	$20.5	6.7%	45%
Selling and Administrative Expenses	$13.5	4.3%	$11.8	3.9%	14%
Operating Income	$16.2	5.0%	$8.7	2.8%	86%
Net Income	$15.1		$6.6		128%
Diluted Earnings per Share	$0.60		$0.26		131%
Open Orders	$433.8		$399.4		9%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2020	as a % of Net Sales	2019	as a % of Net Sales	% Change
Net Sales	$652.4		$620.5		5%
Gross Profit	$60.2	9.2%	$42.7	6.9%	41%
Selling and Administrative Expenses	$26.6	4.1%	$22.9	3.7%	16%
Other General Income	$0.3		$—
Operating Income	$34.0	5.2%	$19.8	3.2%	72%
Net Income	$31.9		$13.2		141%
Diluted Earnings per Share	$1.26		$0.52		142%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Automotive	$151.9	$134.9	13%	$270.1	$259.3	4%
Medical	87.1	85.7	2%	214.3	187.0	15%
Industrial	67.7	66.4	2%	137.8	131.1	5%
Public Safety	10.5	14.6	(28)%	23.8	31.7	(25)%
Other	3.4	5.5	(38)%	6.4	11.4	(44)%
Total Net Sales	$320.6	$307.1	4%	$652.4	$620.5	5%
Second quarter and year-to-date fiscal year 2021 consolidated net sales increased compared to the second quarter and year-to-date period of fiscal year 2020. Foreign currency fluctuations had a favorable impact of 3% on net sales in the current quarter compared to the second quarter of fiscal year 2020 and a favorable impact of 2% on net sales in the current year-to-date period compared to the year-to-date period of fiscal year 2020. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market experienced record net sales during the second quarter of fiscal year 2021, increasing 13% compared to the second quarter of fiscal year 2020. This double-digit increase is largely due to the ramp-up of certain programs, including programs for fully electric vehicles, continued industry recovery from COVID-19 shut downs, the favorable foreign currency fluctuations, and the lower volumes in the prior year due to the UAW labor strike. Sales to customers in the automotive market in the year-to-date period of fiscal year 2021 also increased, but by a smaller percentage when compared to the year-to-date period of fiscal year 2020, as the COVID-19 pandemic had a negative impact on the first quarter of the current fiscal year.
•Sales to customers in the medical market improved in the second quarter of fiscal year 2021, increasing 2% when compared to the second quarter of fiscal year 2020. Sales to customers in the medical market experienced a double-digit increase in the year-to-date period of fiscal year 2021 when compared to the year-to-date period of fiscal year 2020, driven by the increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. Partially offsetting this year-over-year increase is lower demand for non-critical medical products.
•Sales to customers in the industrial market increased in the second quarter and year-to-date period of the current fiscal year when compared to the second quarter and year-to-date period of the prior fiscal year, primarily due to improved sales of automation, test, and inspection equipment as our recent acquisition is gaining traction and higher end market demand for climate control products, which were partially offset by decreased demand for smart metering products.
•Sales to customers in the public safety market decreased in the second quarter and year-to-date period of fiscal year 2021 compared to the second quarter and year-to-date period of fiscal year 2020 primarily due to the phase out of certain programs.
A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Philips	14%	14%	18%	14%
Nexteer Automotive	19%	17%	17%	15%
ZF	11%	*	*	*

* amount is less than 10% of total
Open orders were up 9% as of December 31, 2020 compared to December 31, 2019, primarily driven by double-digit increases in the Medical and Industrial verticals. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of December 31, 2020 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 could impact the timing and certainty of fulfillment of open orders.
Gross profit as a percent of net sales in the second quarter and the year-to-date period of fiscal year 2021 improved when compared to the second quarter and the year-to-date period of fiscal year 2020 primarily due to improved operating execution, favorable product mix, favorable foreign currency fluctuations, improvement from our GES acquisition as it is gaining traction, and the unfavorable impact to the prior year due to the UAW labor strike, which were partially offset by higher profit-sharing incentive bonus expense.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the second quarter and the year-to-date period of fiscal year 2021 when compared to the second quarter and the year-to-date period of fiscal year 2020. The selling and administrative expenses increased primarily from an increase in profit-sharing incentive bonus expense and the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”), which were partially offset by lower travel expense due to the COVID-19 pandemic restrictions.
Other General Income in the first six months of fiscal year 2021 included $0.3 million of pre-tax income resulting from a payment received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the first six months of fiscal year 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Interest income	$26	$7	$33	$25
Interest expense	(616)	(1,149)	(1,439)	(2,357)
Foreign currency/derivative gain (loss)	2,545	770	4,967	(343)
Gain on SERP investments	811	502	1,361	480
Settlement charges on previous year acquisition	(282)	—	(282)	—
Other	(73)	13	(94)	(64)
Other income (expense), net	$2,411	$143	$4,546	$(2,259)
Interest expense has decreased in the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019 due to lower interest rates. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The settlement charges on previous year acquisition relate to charges recognized from agreements reached after the measurement period on disputed claims with the sellers of GES.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Six Months Ended
	December 31, 2020		December 31, 2019
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$9,351	14.2%	$886	74.5%
Foreign	29,181	18.3%	16,654	22.0%
Total	$38,532	17.3%	$17,540	24.7%
When compared to the statutory rate, the domestic effective tax rate for the first six months of fiscal year 2021 was favorably impacted by a discrete income tax adjustment related to the reduction in our state tax valuation allowance for research and development credit carryforwards. The consolidated effective tax rate was also favorably impacted by the mix of taxable earnings within our various tax jurisdictions, including foreign exchange rate movements.
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
Comparing the balance sheet as of December 31, 2020 to June 30, 2020, Receivables increased $28.9 million largely due to increased sales volumes and customer sales mix. Our inventory balance decreased $44.6 million primarily due to the consumption of the inventory build at the end of the prior fiscal year to support the increased demand for medical assemblies and changes in customers’ forecasts as a result of COVID-19. Also contributing to the inventory balance decrease was the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19. Borrowings under credit facilities decreased $32.1 million largely due to payments on the U.S. primary credit facility. A $10.3 million change in Accumulated other comprehensive income (loss) was primarily driven by foreign currency translation adjustments.

Liquidity and Capital Resources
Working capital at December 31, 2020 was $290.9 million compared to working capital of $285.8 million at June 30, 2020. The current ratio was 2.1 at December 31, 2020 and 2.0 at June 30, 2020. The debt-to-equity ratio was 0.2 at December 31, 2020 and 0.3 at June 30, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $204.6 million at December 31, 2020 and $142.5 million at June 30, 2020.
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

	Three Months Ended
	December 31, 2020	June 30, 2020	December 31, 2019
DSO	58	50	54
CAD	19	22	18
PDSOH	58	76	66
APD	60	67	62
CCD	75	81	76
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2021 and 2020.

	Six Months Ended
	December 31
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$72.3	$39.3
Net cash used for investing activities	$(14.4)	$(22.0)
Net cash used for financing activities	$(33.4)	$(13.9)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal year 2021 was driven both by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities in the first six months of the prior year was largely driven by net income adjusted for non-cash items. Changes in operating assets and liabilities provided $23.2 million of cash in the first six months of fiscal year 2021 and provided $7.9 million of cash in the first six months of the prior year.
The cash provided of $23.2 million from changes in operating assets and liabilities in the first six months of fiscal year 2021 is largely due to a decrease in inventory, which provided cash of $46.5 million primarily due to the consumption of the inventory build at the end of the prior fiscal year in addition to the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19. Partially offsetting cash provided by inventory was an increase in accounts receivable, which used cash of $34.1 million primarily resulting from increased sales volumes and customer sales mix.
The cash provided of $7.9 million from changes in operating assets and liabilities in the first six months of fiscal year 2020 was primarily due to a decrease in accounts receivable, which provided cash of $28.9 million largely due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $15.1 million as a result of increased production volumes and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and cash used of $8.0 million as accrued expenses and taxes payable decreased, driven by significant portion of accrued incentive compensation being paid during the first half of fiscal year 2020.

Cash Flows from Investing Activities
For the first six months of fiscal years 2021 and 2020, net cash used for investing activities was $14.4 million and $22.0 million, respectively. During the first six months of fiscal year 2021, we invested $14.7 million into capital expenditures for capacity purposes, to support new business awards, and replacement of older machinery and equipment. During the first six months of fiscal year 2020, we reinvested $22.1 million into capital investments primarily for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
For the first six months of fiscal year 2021, net cash used by financing activities of $33.4 million resulted largely from net payments on our credit facilities of $32.6 million and the repurchases of our common stock under an authorized stock repurchase plan, partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition. For the first six months of fiscal year 2020, net cash used by financing activities of $13.9 million resulted from net payments on our primary credit facility of $10.1 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings on our Netherlands credit facility.
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
At December 31, 2020, we had $80.0 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility. Borrowings under the primary credit facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At December 31, 2020, $61.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2020, we had $111.4 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. Our debt classified as long-term at December 31, 2020 declined $30.5 million from June 30, 2020 as we remitted payment of $20.0 million for borrowings under the primary credit facility and reclassified $10.5 million of the borrowings under the primary credit facility to short term as we have the intent and the ability to repay within twelve months.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2020.

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
plus the ABR Loans spread of 1.125%.
We had no borrowings under this secondary credit facility as of December 31, 2020 or June 30, 2020. The Company’s financial covenants under this secondary credit facility are the same as the financial covenants listed above for its primary credit facility.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of December 31, 2020, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at December 31, 2020 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2020 or June 30, 2020.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $11.3 million at December 31, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $6.1 million in borrowings outstanding under this Netherlands revolving credit facility as of December 31, 2020 and $6.7 million as of June 30, 2020.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 5 million Euro (approximately $6.1 million at December 31, 2020 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of December 31, 2020 or June 30, 2020.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2020 and 2019, we sold, without recourse, $186.0 million and $142.4 million of accounts receivable, respectively.  Factoring fees were $0.3 million and $0.5 million for the three months ended December 31, 2020 and 2019, respectively, and $0.7 million and $1.1 million during the six months ended December 31, 2020 and 2019, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $111.0 million at December 31, 2020. We expect to continue to invest in capital expenditures prudently, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.

At December 31, 2020, our capital expenditure commitments were approximately $4 million, consisting primarily of commitments for capital related to new program wins and productivity improvements including automation. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At December 31, 2020, our foreign entities held cash totaling $92.0 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects, and therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of December 31, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, of which $8.9 million was recorded in Long-term income taxes payable on the Consolidated Balance Sheet, and is payable through fiscal year 2026. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States. However, if such funds were repatriated, a portion of the funds remitted would be subject to applicable non-U.S. income and withholding taxes.
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, in addition to allowing companies to defer the payment of certain employer payroll taxes.  At December 31, 2020, we have deferred payment of $3.3 million of employer payroll taxes under the CARES Act.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $79.7 million of common stock under the Plan through December 31, 2020.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies such as the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Fair Value
During the second quarter of fiscal year 2021, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of December 31, 2020.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. While the outcome of pending legal proceedings cannot be predicted with certainty, we believe that no such matter is reasonably likely to have a material adverse impact, individually and in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2020 - October 31, 2020	—	$—	—	$3,292,453
November 1, 2020 - November 30, 2020	193,217	$15.51	193,217	$20,296,461
December 1, 2020 - December 31, 2020	—	$—	—	$20,296,461
Total	193,217	$15.51	193,217
(1) On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million.

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
February 4, 2021

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
February 4, 2021