Form 10-Q
period 2021-03-31
Kimball Electronics, Inc.
filed 2021-05-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 23, 2021 was 24,957,061 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$89,651	$64,990
Receivables, net of allowances of $284 and $523, respectively	197,769	180,133
Contract assets	53,171	70,350
Inventories	181,131	219,043
Prepaid expenses and other current assets	31,959	23,891
Total current assets	553,681	558,407
Property and Equipment, net of accumulated depreciation of $258,572 and $236,373, respectively	154,409	154,529
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $35,183 and $32,756, respectively	17,590	19,343
Other Assets	37,542	30,539
Total Assets	$775,233	$774,829

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$20,518	$26,638
Accounts payable	208,281	203,703
Accrued expenses	49,985	42,264
Total current liabilities	278,784	272,605
Other Liabilities:
Long-term debt under credit facilities, less current portion	40,000	91,500
Long-term income taxes payable	8,854	9,765
Other long-term liabilities	22,630	21,594
Total other liabilities	71,484	122,859
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	306,997	306,808
Retained earnings	194,523	152,178
Accumulated other comprehensive loss	(6,318)	(10,551)
Treasury stock, at cost:
Shares: 4,473,000 and 4,443,000, respectively	(70,237)	(69,070)
Total Share Owners’ Equity	424,965	379,365
Total Liabilities and Share Owners’ Equity	$775,233	$774,829

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2021	2020	2021	2020
Net Sales	$310,329	$293,925	$962,682	$914,394
Cost of Sales	284,323	273,713	876,428	851,478
Gross Profit	26,006	20,212	86,254	62,916
Selling and Administrative Expenses	11,744	9,624	38,347	32,529
Other General Income	(376)	—	(717)	—
Operating Income	14,638	10,588	48,624	30,387
Other Income (Expense):
Interest income	38	18	71	43
Interest expense	(370)	(1,166)	(1,809)	(3,523)
Non-operating income (expense), net	(309)	(745)	5,643	(672)
Other income (expense), net	(641)	(1,893)	3,905	(4,152)
Income Before Taxes on Income	13,997	8,695	52,529	26,235
Provision for Income Taxes	3,525	2,436	10,184	6,766
Net Income	$10,472	$6,259	$42,345	$19,469

Earnings Per Share of Common Stock:
Basic	$0.42	$0.25	$1.68	$0.77
Diluted	$0.41	$0.25	$1.67	$0.76

Average Number of Shares Outstanding:
Basic	25,049	25,181	25,101	25,308
Diluted	25,217	25,287	25,288	25,466

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,472			$6,259
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,177)	$—	$(5,177)	$(1,802)	$—	$(1,802)
Postemployment actuarial change	18	(5)	13	44	(14)	30
Derivative gain (loss)	(1,108)	254	(854)	(5,171)	1,164	(4,007)
Reclassification to (earnings) loss:
Derivatives	5	18	23	(124)	25	(99)
Amortization of actuarial change	(77)	20	(57)	(100)	24	(76)
Other comprehensive income (loss)	$(6,339)	$287	$(6,052)	$(7,153)	$1,199	$(5,954)
Total comprehensive income			$4,420			$305

	Nine Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$42,345			$19,469
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,262	$—	$4,262	$(3,004)	$—	$(3,004)
Postemployment actuarial change	(508)	159	(349)	(190)	55	(135)
Derivative gain (loss)	(230)	(64)	(294)	(3,592)	835	(2,757)
Reclassification to (earnings) loss:
Derivatives	1,047	(175)	872	(1,434)	290	(1,144)
Amortization of actuarial change	(341)	83	(258)	(305)	74	(231)
Other comprehensive income (loss)	$4,230	$3	$4,233	$(8,525)	$1,254	$(7,271)
Total comprehensive income			$46,578			$12,198

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2021	2020
Cash Flows From Operating Activities:
Net income	$42,345	$19,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,245	22,883
Loss on sales of assets	28	38
Deferred income tax and other deferred charges	(3,682)	5
Deferred tax valuation allowance	(320)	356
Stock-based compensation	2,767	3,123
Other, net	(48)	(210)
Change in operating assets and liabilities:
Receivables	(22,986)	33,614
Contract assets	17,179	(17,545)
Inventories	37,635	4,469
Prepaid expenses and other assets	(6,603)	(2,495)
Accounts payable	7,431	(4,314)
Accrued expenses and taxes payable	4,764	(8,075)
Net cash provided by operating activities	103,755	51,318
Cash Flows From Investing Activities:
Capital expenditures	(22,704)	(27,533)
Proceeds from sales of assets	391	98
Purchases of capitalized software	(702)	(235)
Other, net	43	68
Net cash used for investing activities	(22,972)	(27,602)
Cash Flows From Financing Activities:
Payments on credit facilities	(34,500)	—
Net change in revolving credit facilities	(23,419)	(3,683)
Settlements on previous year acquisition	2,957	—
Repurchases of common stock	(2,996)	(8,794)
Payments related to tax withholding for stock-based compensation	(771)	(1,012)
Net cash used for financing activities	(58,729)	(13,489)
Effect of Exchange Rate Change on Cash and Cash Equivalents	2,607	(1,191)
Net Increase in Cash and Cash Equivalents	24,661	9,036
Cash and Cash Equivalents at Beginning of Period	64,990	49,276
Cash and Cash Equivalents at End of Period	$89,651	$58,312
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$10,818	$7,924
Interest expense	$2,197	$3,736

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638
Net income		10,472			10,472
Other comprehensive income (loss)			(6,052)		(6,052)
Compensation expense related to stock compensation plans	907				907
Deferred share issuance (3,000 shares)	(30)			30	—
Amounts at March 31, 2021	$306,997	$194,523	$(6,318)	$(70,237)	$424,965

Amounts at December 31, 2019	$305,041	$147,192	$(8,945)	$(66,450)	$376,838
Net income		6,259			6,259
Other comprehensive income (loss)			(5,954)		(5,954)
Compensation expense related to stock compensation plans	908				908
Performance share issuance (3,000 shares)	(11)			34	23
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (214,000 shares)				(2,686)	(2,686)
Amounts at March 31, 2020	$305,906	$153,451	$(14,899)	$(69,070)	$375,388

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		42,345			42,345
Other comprehensive income (loss)			4,233		4,233
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	2,724				2,724
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Deferred share issuance (3,000 shares)	(30)			30	—
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at March 31, 2021	$306,997	$194,523	$(6,318)	$(70,237)	$424,965

Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		19,469			19,469
Other comprehensive income (loss)			(7,271)		(7,271)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	3,046				3,046
Performance share issuance (184,000 shares)	(3,047)			2,061	(986)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (623,000 shares)				(8,794)	(8,794)
Amounts at March 31, 2020	$305,906	$153,451	$(14,899)	$(69,070)	$375,388
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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2021 and June 30, 2020, results of operations for the three and nine months ended March 31, 2021 and 2020, cash flows for the nine months ended March 31, 2021 and 2020, and share owners’ equity for the three and nine months ended March 31, 2021 and 2020. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2020 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Additionally, the impacts of the global COVID-19 pandemic on our business are currently not fully known. Continued related disruptions, including to the supply chain, transportation systems, and demand for our customers products, could adversely impact our results of operations and financial condition. We continue to actively monitor the situation and take actions that may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and the communities in which we operate.  We cannot predict the duration or severity of the impact COVID-19 could have on our business or on our future financial results.
Revenue Recognition:
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment all built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, and we may offer our customer a rebate for specific volume thresholds or other incentives; in these cases, we account for these pricing components as variable consideration.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2021 and 2020, we sold, without recourse, $246.3 million and $202.0 million of accounts receivable, respectively. Factoring fees were $0.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and $1.0 million and $1.5 million during the nine months ended March 31, 2021 and 2020, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled less than $0.1 million at March 31, 2021 and $7.1 million at June 30, 2020, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2021 and 2020 were $1.8 million and $6.5 million, respectively.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of March 31,

2021, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $1.8 million and $2.0 million at March 31, 2021 and June 30, 2020, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the three and nine months ended March 31, 2021 included $0.4 million and $0.7 million, respectively, of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. No Other General Income was recorded in the three and nine months ended March 31, 2020.
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, amortization of actuarial gains (losses), and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Foreign currency/derivative gain (loss)	$(637)	$200	$4,330	$(143)
Gain (loss) on SERP investments	164	(914)	1,525	(434)
Adjustments after measurement period of GES acquisition	335	—	53	—
Other	(171)	(31)	(265)	(95)
Non-operating income (expense), net	$(309)	$(745)	$5,643	$(672)
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

The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017. Tax Reform made broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform changes included, but were not limited to, (i) reducing the U.S. corporate statutory tax rate, (ii) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period, (iii) eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (iv) bonus depreciation that will allow for full expensing of qualifying property. As of both March 31, 2021 and June 30, 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of March 31, 2021, $0.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards the corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s Provision for Income Taxes for the three and nine months ended March 31, 2021.
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
Not Yet Adopted:
In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes, intended to simplify various aspects related to the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2021	2020	2021	2020
Vertical Markets:
Automotive	$139.6	$124.4	$409.7	$383.7
Medical	85.4	87.1	299.7	274.1
Industrial	69.2	65.6	207.0	196.7
Public Safety	13.5	12.5	37.3	44.2
Other	2.6	4.3	9.0	15.7
Total net sales	$310.3	$293.9	$962.7	$914.4
For the three months ended March 31, 2021 and 2020, approximately 95% and 88% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2021 and 2020, approximately 89% and 75% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $53.2 million and $70.4 million as of March 31, 2021 and June 30, 2020, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $6.0 million and $7.1 million as of March 31, 2021 and June 30, 2020, respectively.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2021	June 30, 2020
Finished products	$1,244	$4,529
Work-in-process	9,124	3,577
Raw materials	170,763	210,937
Total inventory	$181,131	$219,043

Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	4,262	(294)	(349)	3,619
Reclassification to (earnings) loss	—	872	(258)	614
Net current-period other comprehensive income (loss)	4,262	578	(607)	4,233
Balance at March 31, 2021	$(3,632)	$(2,676)	$(10)	$(6,318)

Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(3,004)	(2,757)	(135)	(5,896)
Reclassification to (earnings) loss	—	(1,144)	(231)	(1,375)
Net current-period other comprehensive income (loss)	(3,004)	(3,901)	(366)	(7,271)
Balance at March 31, 2020	$(9,852)	$(5,499)	$452	$(14,899)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Derivative gain (loss) (1)	$(5)	$124	$(1,047)	$1,434	Cost of Sales
	(18)	(25)	175	(290)	Benefit (Provision) for Income Taxes
	$(23)	$99	$(872)	$1,144	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	77	100	341	305	Non-operating income (expense), net
	(20)	(24)	(83)	(74)	Benefit (Provision) for Income Taxes
	$57	$76	$258	$231	Net of Tax
Total reclassifications for the period	$34	$175	$(614)	$1,375	Net of Tax
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
Changes in the product warranty accrual for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2021	2020
Product warranty liability at the beginning of the period	$647	$958
Additions to warranty accrual (including changes in estimates)	(31)	(269)
Settlements made (in cash or in kind)	(58)	(30)
Product warranty liability at the end of the period	$558	$659

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2021	March 31, 2021	June 30, 2020
Primary credit facility (1)	$92.6	$57.0	$111.4
Secondary credit facility (2)	30.0	—	—
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	7.3	3.5	6.7
Poland revolving credit facility	5.9	—	—
Total credit facilities	$135.9	$60.5	$118.1
Less: current portion		$(20.5)	$(26.6)
Long-term debt under credit facilities, less current portion (3)		$40.0	$91.5
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both March 31, 2021 and June 30, 2020.
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
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2021 and June 30, 2020 was 1.6% and 2.5%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.

Recurring Fair Value Measurements:
As of March 31, 2021 and June 30, 2020, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,903	1,903
Trading securities: mutual funds held in nonqualified SERP	12,056	—	12,056
Total assets at fair value	$13,596	$1,903	$15,499
Liabilities
Derivatives: foreign exchange contracts	$—	$2,363	$2,363
Total liabilities at fair value	$—	$2,363	$2,363

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	741	741
Trading securities: mutual funds held in nonqualified SERP	10,477	—	10,477
Total assets at fair value	$11,617	$741	$12,358
Liabilities
Derivatives: foreign exchange contracts	$—	$2,134	$2,134
Total liabilities at fair value	$—	$2,134	$2,134
We had no level 3 assets or liabilities during the nine months ended March 31, 2021.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2021, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $51.1 million and to hedge currencies against the Euro in the aggregate notional amount of 65.9 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2021, we estimate that approximately $1.0 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2021 and June 30, 2020.

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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2021	June 30, 2020	Balance Sheet Location	March 31, 2021	June 30, 2020
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,429	$517	Accrued expenses	$2,189	$2,054

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	474	224	Accrued expenses	174	80
Total derivatives		$1,903	$741		$2,363	$2,134
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(1,108)	$(5,171)	$(230)	$(3,592)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2021	2020	2021	2020
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(5)	$124	$(1,047)	$1,434

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,403	$972	$(1,137)	$2,032

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,398	$1,096	$(2,184)	$3,466

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in Other income (expense), net on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The increase/(decrease) in net unrealized holding gains for the nine months ended March 31, 2021 and 2020 was approximately $0.9 million and $(0.6) million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2021	June 30, 2020
SERP investments - current asset	$2,552	$1,972
SERP investments - other long-term asset	9,504	8,505
Total SERP investments	$12,056	$10,477

SERP obligation - current liability	$2,552	$1,972
SERP obligation - other long-term liability	9,504	8,505
Total SERP obligation	$12,056	$10,477
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the nine months ended March 31, 2021 and 2020.

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

During the first nine months of fiscal year 2021, the following stock compensation was awarded under the Plan and the Deferral Plan.

Stock Compensation Awarded	Quarter Awarded	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	250,837	$13.67

Unrestricted shares (3)	2nd Quarter	4,235	$15.35

Deferred share units (4)	2nd Quarter	37,132	$15.35

Restricted share units (5)	3rd Quarter	3,322	$19.63
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
(3) Unrestricted shares were awarded to a non-employee member of the Board as compensation for the portion of director’s annual retainer fees resulting from their election to receive unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
(4) Deferred share units were awarded to non-employee members of the Board as compensation for the portion of director’s annual retainer fees resulting from their elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a Director’s retirement or termination from the Board or death.
(5) Restricted share units (“RSUs”) were awarded to new key employees. The contractual life of the RSUs is one year or less, from date of hire. RSUs are participating securities and upon vesting, the outstanding number of RSUs are converted to shares of common stock. RSUs are expensed over the contractual vesting period as earned. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, or total permanent disability, the RSU will be forfeited.
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	March 31, 2021	June 30, 2020

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011

A summary of other intangible assets subject to amortization is as follows:

	March 31, 2021			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,726	$28,660	$4,066	$32,052	$27,851	$4,201
Customer Relationships	8,618	2,394	6,224	8,618	2,014	6,604
Technology	5,060	2,537	2,523	5,060	1,777	3,283
Trade Name	6,369	1,592	4,777	6,369	1,114	5,255
Other Intangible Assets	$52,773	$35,183	$17,590	$52,099	$32,756	$19,343
During the three months ended March 31, 2021 and 2020, amortization expense of other intangible assets was $0.9 million and $0.8 million, respectively. During the nine months ended March 31, 2021 and 2020, amortization expense of other intangible assets was $2.5 million and $2.4 million, respectively.
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
During the nine months ended March 31, 2021, the Company repurchased $3.0 million of common stock under the Plan at an average price of $15.51, which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $79.7 million of common stock at an average cost of $14.95 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Basic and Diluted Earnings Per Share:
Net Income	$10,472	$6,259	$42,345	$19,469
Less: Net Income allocated to participating securities	17	8	61	25
Net Income allocated to common Share Owners	$10,455	$6,251	$42,284	$19,444

Basic weighted average common shares outstanding	25,049	25,181	25,101	25,308
Dilutive effect of average outstanding stock compensation awards	168	106	187	158
Dilutive weighted average shares outstanding	25,217	25,287	25,288	25,466

Earnings Per Share of Common Stock:
Basic	$0.42	$0.25	$1.68	$0.77
Diluted	$0.41	$0.25	$1.67	$0.76

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We are consistently recognized by our customers and the industry for our excellent quality, reliability, and innovative service. For the third time in four years, we were recognized in 2021 for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2021 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. The COVID-19 pandemic continues to impact the global economy, and we are actively monitoring its impact on all our operations. The well-being and safety of our employees remains our primary focus, and we are following current guidelines suggested by applicable authorities, including utilizing protective shields, face masks, body temperature scanning, social distancing, and proper hygiene. Our response to each positive case in our facilities follows our procedures for communication to our employees, contact tracing, self-quarantining, testing, and sanitization of the affected work areas. Because of the variety of critical medical device assemblies we manufacture around the world, our facilities were classified as “essential businesses” or otherwise had been permitted to operate under shelter in place orders or other similar orders but have been affected to varying degrees by COVID-19. We continue to maintain close contact and communication with our customers and our supply chain to ensure safety measures follow appropriate guidelines for the health and safety of all parties and to minimize disruption of operations. While the availability of vaccines is encouraging, significant uncertainties and risks still exist related to the severity and duration of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our results cannot be reasonably estimated but could be material.

The EMS industry is currently experiencing component shortages and component allocations, particularly with semiconductors driven by the strong demand in consumer electronics. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. The semiconductor shortage has adversely impacted global manufacturing, particularly the automotive industry, leading to automakers temporarily suspending production in recent months. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages or allocations could have on our results; however, the duration or severity of the semiconductor shortage is unknown, and its financial impact on our results cannot be reasonably estimated but could be material.
Sales to customers in the automotive market are gaining momentum, after recently being adversely impacted by COVID-19, as we experienced a record sales quarter in our automotive vertical in the second quarter of fiscal year 2021 and growth in the third quarter of fiscal year 2021 over the prior third quarter. We anticipate demand from customers in the automotive market to remain strong throughout the rest of fiscal year 2021 and into fiscal year 2022. We are monitoring, however, the current shortage of semiconductors and the continuing impact on global automobile production. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. In the medical market, sales returned to the pre-COVID-19 pandemic levels in the second and third quarters of fiscal year 2021 after we experienced a record sales quarter in the first quarter of fiscal year 2021 due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. In the industrial market, our growth in the third quarter of fiscal year 2021 over the prior year third quarter was driven in large part due to improved sales of automation, test, and inspection equipment, partially offset by lower demand for smart metering products. Sales to customers in the public safety market improved in the third quarter of fiscal year 2021 over the prior year third quarter due to the ramp-up of new programs.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.0, a debt-to-equity ratio of 0.1, and Share Owners’ equity of $425 million at March 31, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $226 million at March 31, 2021.
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
•Risk factors within our business include, but are not limited to, general economic and market conditions, customer order delays, global health emergencies including the COVID-19 pandemic, component availability, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2020.

	Nine Months Ended
	March 31
Customer Service Years	2021	2020
More than 10 Years
% of Net Sales	80%	77%
# of Customers	30	39
5 to 10 Years
% of Net Sales	16%	10%
# of Customers	22	18
Less than 5 Years
% of Net Sales	4%	13%
# of Customers	19	20
Total
% of Net Sales	100%	100%
# of Customers	71	77

Financial Overview

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$310.3		$293.9		6%
Gross Profit	$26.0	8.4%	$20.2	6.9%	29%
Selling and Administrative Expenses	$11.7	3.8%	$9.6	3.3%	22%
Other General Income	$0.4		$—
Operating Income	$14.6	4.7%	$10.6	3.6%	38%
Net Income	$10.5		$6.3		67%
Diluted Earnings per Share	$0.41		$0.25		64%
Open Orders	$649.1		$511.0		27%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$962.7		$914.4		5%
Gross Profit	$86.3	9.0%	$62.9	6.9%	37%
Selling and Administrative Expenses	$38.3	4.0%	$32.5	3.6%	18%
Other General Income	$0.7		$—
Operating Income	$48.6	5.1%	$30.4	3.3%	60%
Net Income	$42.3		$19.5		117%
Diluted Earnings per Share	$1.67		$0.76		120%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2021	2020	% Change	2021	2020	% Change
Automotive	$139.6	$124.4	12%	$409.7	$383.7	7%
Medical	85.4	87.1	(2)%	299.7	274.1	9%
Industrial	69.2	65.6	5%	207.0	196.7	5%
Public Safety	13.5	12.5	9%	37.3	44.2	(16)%
Other	2.6	4.3	(41)%	9.0	15.7	(43)%
Total Net Sales	$310.3	$293.9	6%	$962.7	$914.4	5%
Third quarter and year-to-date fiscal year 2021 consolidated net sales increased compared to the third quarter and year-to-date period of fiscal year 2020. Foreign currency fluctuations had a favorable impact of 3% on net sales in both the current quarter and the current-year-to-date period compared to the third quarter and year-to-date period of fiscal year 2020. By end market vertical, sales fluctuated as follows:
•Sales to customers in the automotive market during the third quarter of fiscal year 2021 increased 12% compared to the third quarter of fiscal year 2020. This double-digit increase is largely due to the ramp-up of certain programs, including programs for fully electric vehicles, continued industry recovery from COVID-19 shut downs, and favorable foreign currency fluctuations. Sales to customers in the automotive market in the year-to-date period of fiscal year 2021 also increased, but by a smaller percentage when compared to the year-to-date period of fiscal year 2020, as the COVID-19 pandemic had a negative impact on the first quarter of the current fiscal year.
•Sales to customers in the medical market declined slightly in the third quarter of fiscal year 2021 when compared to the third quarter of fiscal year 2020. However, sales to customers in the medical market increased 9% in the year-to-date period of fiscal year 2021 when compared to the year-to-date period of fiscal year 2020, driven by the increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products. Partially offsetting this year-over-year increase is lower demand for non-critical medical products.
•Sales to customers in the industrial market increased in the third quarter and year-to-date period of the current fiscal year when compared to the third quarter and year-to-date period of the prior fiscal year, primarily due to improved sales of automation, test, and inspection equipment as our recent acquisition is gaining traction, higher end market demand for climate control products, and favorable foreign currency fluctuations, which were partially offset by decreased demand for smart metering products.
•Sales to customers in the public safety market improved in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 due to the ramp-up of new programs, but sales to customers in the public safety market decreased in the year-to-date period of fiscal year 2021 compared to the year-to-date period of fiscal year 2020 primarily due to the phase out of certain programs.
A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Nexteer Automotive	18%	16%	17%	15%
Philips	13%	14%	17%	14%

Open orders were up 27% as of March 31, 2021 compared to March 31, 2020, primarily from an increase in the automotive vertical. The increase in open orders in the automotive market is driven by the overall increase in demand coupled with the global semiconductor shortage, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of March 31, 2021 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 and the semiconductor shortage could impact the timing and certainty of fulfillment of open orders.

Gross profit as a percent of net sales in the third quarter and the year-to-date period of fiscal year 2021 improved when compared to the third quarter and the year-to-date period of fiscal year 2020 primarily due to improved operating execution, favorable product mix within our automotive vertical driven by a shift to more mature and larger programs, and favorable foreign currency fluctuations, which were partially offset by higher profit-sharing incentive bonus expense.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the third quarter and the year-to-date period of fiscal year 2021 when compared to the third quarter and the year-to-date period of fiscal year 2020. The selling and administrative expenses increased primarily from an increase in profit-sharing incentive bonus expense, the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”), and higher salary and related payroll costs.
Other General Income in the three and nine months ended March 31, 2021 included $0.4 million and $0.7 million, respectively, of pre-tax income resulting from payments received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the three and nine months ended March 31, 2020.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Interest income	$38	$18	$71	$43
Interest expense	(370)	(1,166)	(1,809)	(3,523)
Foreign currency/derivative gain (loss)	(637)	200	4,330	(143)
Gain (loss) on SERP investments	164	(914)	1,525	(434)
Adjustments after measurement period of GES acquisition	335	—	53	—
Other	(171)	(31)	(265)	(95)
Other income (expense), net	$(641)	$(1,893)	$3,905	$(4,152)
Interest expense has decreased in the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020 due to lower interest rates and lower borrowings on credit facilities. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2021		March 31, 2020
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$11,064	14.9%	$1,858	49.8%
Foreign	41,465	20.6%	24,377	24.0%
Total	$52,529	19.4%	$26,235	25.8%
When compared to the statutory rate, the domestic effective tax rate for the first nine months of fiscal year 2021 was favorably impacted by research and development credits and a discrete income tax adjustment related to the reduction in our state tax valuation allowance for research and development credit carryforwards. The consolidated effective tax rate was favorably impacted by the mix of taxable earnings within our various tax jurisdictions, including foreign exchange rate movements.
When compared to the statutory rate, the domestic effective tax rate for the first nine months of fiscal year 2020 was substantially higher as the relatively low profit before tax magnified the impact of certain discrete adjustments and tax expense due to the global intangible low-taxed income provisions of Tax Reform.
Comparing the balance sheet as of March 31, 2021 to June 30, 2020, Receivables increased $17.6 million largely due to increased sales volumes and customer sales mix. Contract assets decreased $17.2 million as a result of our lower inventory balance and the related impact of timing of shipments and related billings to our customers. Our inventory balance decreased $37.9 million primarily due to the consumption of the inventory build at the end of the prior fiscal year to support the increased demand for medical assemblies and changes in customers’ forecasts as a result of COVID-19. Also contributing to the inventory balance decrease was the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19. Borrowings under credit facilities decreased $57.6 million largely due to payments on the U.S. primary credit facility.
Liquidity and Capital Resources
Working capital at March 31, 2021 was $274.9 million compared to working capital of $285.8 million at June 30, 2020. The current ratio was 2.0 at both March 31, 2021 and June 30, 2020. The debt-to-equity ratio was 0.1 at March 31, 2021 and 0.3 at June 30, 2020. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $225.6 million at March 31, 2021 and $142.5 million at June 30, 2020.
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

	Three Months Ended
	March 31, 2021	June 30, 2020	March 31, 2020
DSO	57	50	55
CAD	17	22	21
PDSOH	56	76	67
APD	64	67	62
CCD	66	81	81
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2021 and 2020.

	Nine Months Ended
	March 31
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$103.8	$51.3
Net cash used for investing activities	$(23.0)	$(27.6)
Net cash used for financing activities	$(58.7)	$(13.5)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2021 was driven both by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities in the first nine months of the prior year was largely driven by net income adjusted for non-cash items. Additionally, changes in operating assets and liabilities provided $37.4 million of cash in the first nine months of fiscal year 2021 and provided $5.7 million of cash in the first nine months of the prior year.
The cash provided of $37.4 million from changes in operating assets and liabilities in the first nine months of fiscal year 2021 is largely due to a decrease in inventory, which provided cash of $37.6 million primarily due to the consumption of the inventory build at the end of the prior fiscal year in addition to the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19, and the decrease in contract assets, which provided cash of $17.2 million as a result of our lower inventory balance and the related impact of timing of shipments and related billings to our customers. Partially offsetting cash provided by inventory and contract assets was an increase in accounts receivable, which used cash of $23.0 million primarily resulting from increased sales volumes and customer sales mix.

The cash provided of $5.7 million from changes in operating assets and liabilities in the first nine months of fiscal year 2020 was primarily due to a decrease in accounts receivable, which provided cash of $33.6 million primarily due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by accounts receivable was an increase in contract assets, which used cash of $17.5 million as a result of the timing of shipments and related billings, increased production volumes, and certain contracts with customers beginning to meet the criteria to recognize revenue over time during the current fiscal year, and cash used of $8.1 million as accrued expenses and taxes payable decreased, driven largely by a significant portion of accrued incentive compensation being paid during the first nine months of fiscal year 2020 and the reduction of advance payments from customers recognized as contract liabilities as the performance obligations were completed.
Cash Flows from Investing Activities
For the first nine months of fiscal years 2021 and 2020, net cash used for investing activities was $23.0 million and $27.6 million, respectively. During the first nine months of fiscal year 2021, we invested $23.4 million into capital expenditures for capacity purposes, to support new business awards, and replacement of older machinery and equipment. During the first nine months of fiscal year 2020, we invested $27.8 million into capital expenditures for the future primarily for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2021, net cash used by financing activities of $58.7 million resulted largely from net payments on our credit facilities of $57.9 million and the repurchases of our common stock under an authorized stock repurchase plan, partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition. For the first nine months of fiscal year 2020, net cash used by financing activities of $13.5 million resulted from net payments on our primary credit facility of $7.0 million, repurchases of our common stock under an authorized stock repurchase plan, and the remittance of tax withholdings on share-based payments, which were only partially offset by additional borrowings of $3.3 million on our Netherlands credit facility.
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

At March 31, 2021, we had $57.0 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility. Borrowings under the primary credit facility were used as the primary source of funding for the GES acquisition as well as for domestic cash needs. At March 31, 2021, $40.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. We are not contractually obligated to repay the short-term borrowings under the primary credit facility during the next twelve months. At June 30, 2020, we had $111.4 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility. Our debt classified as long-term at March 31, 2021 declined $51.5 million from June 30, 2020 as we remitted payment of $34.5 million for borrowings under the primary credit facility and reclassified $17.0 million of the borrowings under the primary credit facility to short term as we have the intent and the ability to repay within twelve months.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2021.
The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”) among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, which allows for borrowings of up to $30.0 million and has a maturity date of May 18, 2021. This secondary credit facility is to be used for working capital and general corporate purposes, and it is intended to provide additional domestic liquidity at the enterprise level to help support the increased demand in medical assemblies that is attributable to the COVID-19 pandemic. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 50.0 basis points per annum. We had no borrowings under this secondary credit facility as of March 31, 2021 or June 30, 2020.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of March 31, 2021, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at March 31, 2021 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2021 or June 30, 2020.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.8 million at March 31, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. We had $3.5 million in borrowings outstanding under this Netherlands revolving credit facility as of March 31, 2021 and $6.7 million as of June 30, 2020.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 5 million Euro (approximately $5.9 million at March 31, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of March 31, 2021 or June 30, 2020.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2021 and 2020, we sold, without recourse, $246.3 million and $202.0 million of accounts receivable, respectively.  Factoring fees were $0.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and $1.0 million and $1.5 million during the nine months ended March 31, 2021 and 2020, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $135.9 million at March 31, 2021. We expect to continue to invest in capital expenditures prudently, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. In fiscal year 2021, we have approved capacity expansions at our Thailand and Mexico facilities. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At March 31, 2021, our capital expenditure commitments were approximately $10 million, consisting primarily of commitments for the expansion of our Thailand facility, capital related to new program wins, and productivity improvements including automation. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
At March 31, 2021, our foreign entities held cash totaling $87.9 million. In December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law by the United States. Tax Reform imposed a one-time deemed repatriation tax on accumulated unremitted foreign earnings. The Company has made reasonable estimates of certain effects, and therefore, has recorded provisions for net deferred tax assets at the new applicable rate and the one-time deemed repatriation tax on accumulated unremitted foreign earnings. As of March 31, 2021, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, of which $8.9 million was recorded in Long-term income taxes payable on the Consolidated Balance Sheet, and is payable through fiscal year 2026. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, in addition to allowing companies to defer the payment of certain employer payroll taxes.  At March 31, 2021, we have deferred payment of $3.3 million of employer payroll taxes under the CARES Act, of which approximately half is payable in December 2021 and the remaining deferred amount is payable in December 2022.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $79.7 million of common stock under the Plan through March 31, 2021.
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

Fair Value
During the third quarter of fiscal year 2021, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2020. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. In March 2021, the administrator of LIBOR, the ICE Benchmark Administration, publicly announced that it will cease publication of LIBOR settings, either on December 31, 2021 or June 30, 2023, subject to the LIBOR settings. As LIBOR is discontinued and we transition to a new rate, interest rates on our current or future indebtedness may be adversely affected. The Company is monitoring these developments.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2020.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2021.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2021, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $20.3 million at March 31, 2021.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 18, 2021, File No. 001-36454)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed February 18, 2021, File No. 001-36454)
31.1(a)	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(a)	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(a)	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
May 6, 2021

By:	/s/ MICHAEL K. SERGESKETTER
Michael K. Sergesketter Vice President, Chief Financial Officer
May 6, 2021