Form 10-K
period 2021-06-30
Kimball Electronics, Inc.
filed 2021-08-27
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $379.4 million based on 95.7% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 13, 2021 was 24,957,061 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 9, 2021, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was founded in 1961 and was incorporated in 1998. We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets.  We offer a package of value that begins with our core competency of producing durable electronics and have expanded into diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. This package of value includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products.  We believe our customers appreciate our body of knowledge as it relates to the design and manufacture of their products that require durability, reliability, the highest levels of quality control, and regulatory compliance.  We deliver award-winning service from our highly integrated global footprint which is enabled by a largely common operating system, a standardization strategy, global procedures, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, our track record of quality, financial stability, social responsibility, and commitment to long-term relationships is important to them.
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
Our services are sold globally on a contract basis, and we produce products to our customers’ specifications.  Our manufacturing services primarily include:
•Design services and support;
•Supply chain services and support;
•Rapid prototyping and new product introduction support;
•Product design and process validation and qualification;
•Industrialization and automation of manufacturing processes;
•Reliability testing (testing of products under a series of extreme environmental conditions);
•Production and testing of printed circuit board assemblies (PCBAs);
•Production and assembly of medical devices, medical disposables including packaging, and other non-electronic products;
•Drug delivery devices and solutions with and without electronics;
•Design engineering and manufacturing of automation, test, and inspection equipment;
•Design engineering and production of precision molded plastics;
•Software design capabilities; and
•Complete product life cycle management.
We pride ourselves on the fact that we pay close attention to the evolving needs and preferences of our customers.  As we have done in the past, we will continue to look for opportunities to grow and diversify our business by expanding our package of value and our global footprint.

Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2021, all of our business units provide contract manufacturing services for electronic and other assemblies or components primarily in automotive, medical, industrial, and public safety applications, all to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products, all have similar characteristics. Each of our business units service customers in multiple markets and many of our customers’ programs are manufactured and serviced by multiple business units. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics and, as such, have been aggregated into one reportable segment.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers, and we will continue our development into a multifaceted manufacturing solutions company. Key elements of executing our strategy include:
•Leveraging Our Global Footprint – continue our strategy of utilizing our presence in key global regions, including new potential country locations and/or facility expansion as our customer demands dictate;
•Expanding Our Package of Value – enhance our core strengths and expand upon our package of value through diversified contract manufacturing services in areas such as complex system assembly, specialized processes, precision molded plastics; and
•Expanding Our Markets – explore opportunities that will broaden existing or establish new markets, capabilities, or technologies such as automation, test, and inspection equipment for industrial applications.
We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions. See Item 1A - Risk Factors for risks associated with acquisitions.
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
We value our customers and their unique needs and expectations.  Our customer focus and dedication to unparalleled excellence in engineering and manufacturing has resulted in proven success in the contract manufacturing industry. Personal relationships are important to us.  We strive to build long-term global partnerships.  Our commitment to support our customers is backed by our history and demonstrated performance for the past 60 years.
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
Our Competitive Strengths
Our competitive strengths derive from our experience of producing safety critical electronic assemblies for automotive customers for over 35 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our core strengths include:
•Our core competency of producing durable electronics;
•Our body of knowledge as it relates to the design and manufacture of products that require high levels of quality control, reliability, and durability;
•Our highly integrated, global footprint;
•Our capability to provide our customers diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment;
•Our CRM model and our customer scorecard process;
•Our ability to provide our customers with valuable input regarding designs for improved manufacturability, reliability, and cost;
•Our quality systems, industry certifications, and regulatory compliance;
•Our integrated supply chain solutions and competitive bid process resulting in competitive raw material pricing; and
•Complete product life cycle management.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. We do not have a significant share of the EMS market and were ranked the 20th largest global EMS provider for calendar year 2020 by Manufacturing Market Insider in the March 2021 edition published by New Venture Research.
Locations
As of June 30, 2021, we have eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. Our software design services are primarily performed at our location in India. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Seasonality
Consolidated sales revenue is generally not affected by seasonality.

Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety industries.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2021 were as follows:

	Year Ended June 30
	2021	2020	2019
Automotive	43%	38%	40%
Medical	30%	33%	31%
Industrial	23%	23%	22%
Public Safety	3%	5%	6%
Other	1%	1%	1%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive, Philips, and ZF, which accounted for the following portions of net sales:

	Year Ended June 30
	2021	2020	2019
Nexteer Automotive	17%	14%	12%
Philips	15%	16%	14%
ZF	*	*	12%

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
The EMS industry is currently experiencing component shortages, component allocations, and shipping delays, particularly with semiconductors, driven by the strong demand in consumer electronics and the beginning of a global recovery, and complicated by the continued impact of COVID-19. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. The semiconductor shortage has adversely impacted global manufacturing, including the automotive industry, leading to automakers temporarily suspending production in recent months. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages or allocations could have on our results.
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

Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes that allow us to provide competitive contract manufacturing and design services to our customers. As such, this intellectual property is complex and normally contained within our facilities. To protect our trade secrets, our manufacturing technology and processes, and other proprietary rights, we rely primarily on a combination of intellectual property laws pertaining to trade secrets and copyrights; non-disclosure agreements with our customers, employees, and suppliers; and our internal security procedures and systems. We feel that relying on trade secret or copyright protections is a superior strategy because there is no disclosure of the information to outside parties, and protections do not expire after a length of time. We currently have or are pursuing a modest number of patents for some of our innovations and technologies in the United States and foreign countries. We also maintain trademark rights (including registrations) for “Kimball Electronics,” “GES” and other wordmarks and trademarks that we use in our business in the United States and around the world. We have policies and procedures to identify and protect our own intellectual property and that of our customers and suppliers.
Corporate Social Responsibility
We are committed to our environmental, social, and governance philosophies and practices, which have been a part of who we are since our founding in 1961. To showcase how our employees around the world share a strong sense of responsibility to protect the environment, sustain a safety focus at our facilities, and give back in meaningful ways to the communities where we live and work, we issued our latest annual Environmental, Social & Governance Report (“ESG Report”) in December 2020. The ESG Report highlights the long-term environmental, social, and governance principles, and practices designed to support the Company’s commitment to sustaining “lasting relationships” and achieving “global success” with its stakeholders wherever Kimball Electronics’ touch is felt throughout the world. The ESG Report reflects several long-standing Guiding Principles of the Company: Our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The ESG Report is posted on our website.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in protecting the environment and communities in which we have operations. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment will not represent a material portion of total capital expenditures.
Our operations require significant amounts of energy, including natural gas and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations.
Our People are the Company: Human Capital Management
We believe our people are the company. We believe in creating quality for life. We believe lasting relationships create our global success. We believe our people are the competitive edge for our service, quality and value. Kimball Electronics has been built upon the tradition of pride in craftsmanship, mutual trust, personal integrity, respect for dignity of the individual, a spirit of cooperation, and a sense of family and good humor. We seek to enhance this culture as we grow. We believe in the inherent value of all individuals.
To raise awareness of our commitment to human rights and to foster compliance with our Global Human Rights Policy, we have incorporated it as an integral part of our Code of Conduct, train all of our employees worldwide on human rights issues, and require our suppliers, vendors, contractors, and partners to meet the same standards. To this end, through our Guiding Principles, we champion transparency and accountability for ourselves.
Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2021, Kimball Electronics employed approximately 6,400 people worldwide, with approximately 1,300 located in the United States and approximately 5,100 located in foreign countries. Approximately fifty percent of our worldwide workforce is female, including fifty percent of our executive officers. Ten percent of our executive officers are African American and ten percent are Hispanic or Latino. We continue to execute on our commitment to diversity, equity, and inclusion, and exhibit our commitment to gender, racial, and ethnic diversity by striving toward the corporate goals we outline in our Global Human Rights Policy, including by:
•Increasing female representation globally at the executive and senior management levels;
•Increasing racial and ethnic diversity at the executive and senior management levels so our leadership will reflect our organization and the communities in which we operate;
•Holding leadership accountable for diversity, equity, and inclusion outcomes.
The average tenure within our workforce is 6.6 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.15 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey that exceeds 90%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs.
Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
For additional information, see the Company’s Proxy Statement to be filed for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Our People are the Company: Human Capital Management.”
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
Business and Operational Risks
Reduction of purchases by, or the loss of, one or more key customers could reduce revenues and profitability.
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. If one of our current customers merges with or is acquired by a party that currently is aligned with a competitor, or the combination creates excess capacity, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2021, 2020, and 2019. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not have an obligation to purchase a minimum quantity of products or services as individual purchase orders or other product or project specific documentation are typically entered into from time to time. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. As such, our ability to continue the relationships with such customers is uncertain.
Significant declines in the level of purchases by key customers or the loss of a significant number of customers could have a material adverse effect on our business. In addition, the nature of the contract manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customers and program start-ups generally cause margin dilution early in the life of a program. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at competitive prices, in a timely manner, or at all.
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by us when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components purchased by us are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized in our manufacturing process are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. The EMS industry is currently experiencing component shortages, component allocations, and shipping delays, particularly with semiconductors, driven by the strong demand in consumer electronics and the beginning of a global recovery, and complicated by the continued impact of COVID-19. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, or if the supply chain is unable to react timely to increases in demand, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
We are subject to manufacturing inefficiencies or underutilization due to start-up or expansion of facilities, programs, transfers of production, personnel turnover and shortages, and other related factors.
We are currently expanding our global operations by increasing our product and service offerings and scaling our infrastructure at certain facilities to support our business. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage these expansions effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

The start-up of new programs requires the coordination of the design and manufacturing processes. The design and engineering required for certain new programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular program may be delayed, less successful than we originally anticipated, or not successful at all. Additionally, most of our customers do not commit to long-term production schedules, and we are unable to forecast the level of customer orders with certainty over a given period of time. As a result, at times it can be difficult for us to schedule production and maximize utilization of our manufacturing capacity. Fluctuations and deferrals of customer orders may have a material adverse effect on our ability to utilize our fixed capacity. All of these types of manufacturing inefficiencies could have an adverse impact on our financial position, operating margins, results of operations, or cash flows.
The high demand for manufacturing labor in certain geographic areas in which we operate makes recruiting new production employees and retaining experienced production employees difficult. Shortages of production workers could adversely impact our ability to complete our customers’ orders on a timely basis, which could adversely affect our relations with customers, potentially resulting in reduction in orders from customers or loss of customers. Turnover in personnel could result in additional training and inefficiencies that could adversely impact our operating results.
Our international operations make us vulnerable to financial and operational risks associated with doing business in foreign countries.
We have operations outside the United States, primarily in China, India, Mexico, Poland, Romania, Thailand, and Vietnam. Our international operations are subject to a number of risks, which may include the following:
•economic and political instability, including the uncertainties caused by the United Kingdom’s exit from the European Union;
•foreign governments’ measures taken in response to the COVID-19 pandemic;
•warfare, riots, terrorism, and other forms of violence or geopolitical disruption;
•compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;
•changes in U.S. or foreign policies, regulatory requirements, and laws;
•tariffs and other trade barriers, including tariffs imposed by the United States as well as responsive tariffs imposed by China, the European Union, or Mexico;
•potentially adverse tax consequences, including changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries; and
•foreign labor practices.
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
We operate in a highly competitive industry and may not be able to compete successfully.
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

If our engineering and manufacturing services do not meet our customers’ quality standards, our sales, operating results, and reputation could suffer.
We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems, certifications, and controls in our operations in an effort to ensure sustained compliance with various product and quality system regulations and requirements, and to meet the needs of our customers. However, in the event we fail to adhere to these requirements, we become subject to costs associated with product defects, interruptions in production, and reputational harm. Our failure to comply with applicable quality system standards could, in turn, adversely affect our customers through failures to supply product to them. Quality or noncompliance failures could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows. While we maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects.
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
We are self-insured up to certain limits for certain domestic employee health benefits. For these self-insured health plans, we incur the cost of claims, which may include catastrophic claims, with the employees bearing a limited portion of the cost through insurance premiums and deductibles. Accordingly, increases in employee healthcare benefit costs, including as a result of the high costs associated with treatments and prescriptions for rare diseases could have an adverse effect on our profitability.
Regulatory and Litigation Risks
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.
We are or may become party to various claims and legal proceedings in the ordinary course of our business. These claims and legal proceedings may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, employment matters, environmental matters, regulatory compliance, or other aspects of our business. Even when not merited, the defense of these claims and legal proceedings may divert our management’s attention, and we may incur significant expenses in defending these claims and proceedings. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows, or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future claims and legal proceedings may have a material adverse effect on our financial position, cash flows, or results of operations. We evaluate these claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional claims or legal proceedings are initiated, we could be exposed to significant liabilities.

Failure to protect our intellectual property could undermine our competitive position.
Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. We attempt to protect our intellectual property rights worldwide through a combination of keeping our proprietary information secret and utilizing trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore, in some parts of the world, we have limited protections, if any, for our intellectual property. If we are unable to adequately protect our intellectual property embodied in our solutions, designs, processes, and products, the competitive advantages of our proprietary technology could be reduced or eliminated, which would harm our business and could have a material adverse effect on our results of operations and financial position.
Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
We have adopted Amended and Restated Articles of Incorporation and Amended and Restated Bylaws. Certain provisions of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws may delay or prevent a merger or acquisition that a Share Owner may consider favorable. For example, the Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue one or more series of preferred stock, prevents Share Owners from acting by written consent without unanimous consent, and requires a supermajority Share Owner approval for certain business combinations with related persons. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on potential acquirers.
Our failure to maintain applicable registrations for our manufacturing facilities could negatively impact our ability to produce products for our customers.
We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems, certifications, and controls in our operations in an effort to ensure sustained compliance with various product and quality system regulations and requirements, and to meet the needs of our customers. However, in the event we fail to adhere to these requirements, we become subject to potential investigations and fines and penalties. Our failure to comply with applicable regulations and quality system standards could, in turn, adversely affect our customers through failures to supply product to them or delays in their ability to obtain and maintain product approvals. As a medical device manufacturer, we also have additional compliance requirements. The U.S. Food and Drug Administration (“FDA”) extensively regulates all aspects of product and manufacturing quality for medical products under its current Good Manufacturing Practices (cGMP) regulations. Outside the U.S., our operations and our customers’ products are subject to similar regulatory requirements, notably by the European Medicines Agency and the Safe Food and Drug Administration in China. For instance, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could adversely affect our business. Failure or noncompliance could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows.
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
The long-term effects of climate change on the global economy and our industry in particular are unclear. Changes in climate where we, our customers, and our supply chain operate could have a long-term adverse impact on our business, results of operations, and financial condition. In addition, we have committed to cut our greenhouse gas emissions, water usage, electrical usage, and air emissions significantly by 2025 as part of our long-term sustainability strategy, and we may take additional voluntary steps to mitigate our impact on the environment. Environmental regulations or changes in the supply, demand, or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability. Given the political significance and uncertainty around these issues, we cannot predict how legislation, regulation, and increased awareness of these issues will affect our operations and financial condition.
Compliance with government legislation and regulations may significantly increase our operating costs in the United States and abroad.
Legislation and regulations promulgated by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that either cannot be recovered by increased pricing or, if we increase our pricing, could negatively impact demand for our products. For example:
•Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora (“IMMEX”) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. As another example, the U.S. government has imposed tariffs on certain products imported from China. China has imposed tariffs on certain U.S. products in retaliation. These tariffs could force our customers or us to consider various strategic options including, but not limited to, looking for different suppliers, shifting production to facilities in different geographic regions, absorbing the additional costs, or passing the cost on to customers. Ultimately, these tariffs could adversely affect the competitiveness of our domestic operations, which could lead to the reduction or exit of certain U.S. manufacturing capacity. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, or operating costs in our manufacturing facilities could be increased, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals or that we adopt more stringent guidelines like those fostered by the Responsible Materials Initiative (“RMI”).
•We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments, and those relating to the recycling or reuse of products we manufacture. These include EU regulations and directives, such as the Restrictions on Hazardous Substances (RoHS), the Waste Electrical and Electronic Equipment (“WEEE”) directives, and the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulation, and similar regulations in China (the Management Methods for Controlling Pollution for Electronic Information Products or “China RoHS”). In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers’ abilities and obligations in electronics repair and refurbishment. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which may result in new environmental, health and safety regulations that may affect us, our suppliers and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition.

Social and environmental responsibility policies and guidelines may increase our costs and impose difficult and expensive compliance requirements.
Along with our stakeholders and our broader industry, we have increased our focus on sustainability and measurement of our progress against Environmental, Social, and Governance (“ESG”) criteria. Our customers have adopted, and may continue to adopt, procurement policies that require us to comply with social, and environmental responsibility provisions. In addition, an increasing number of investors have adopted, and may continue to adopt, ESG policies for their portfolio companies, and various voluntarily sustainability initiatives and organizations have promulgated different social and environmental responsibility and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with. These costs may adversely impact our operations and financial condition.
Financial Risks
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
For example, in fiscal year 2020, we recorded a $7.9 million impairment charge associated with the goodwill of our GES reporting unit. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for further discussion of the charge.
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
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2021, we had $66.2 million in borrowings under our credit facilities and had total cash and cash equivalents of $106.4 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
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
General Risk Factors
We will face risks commonly encountered with growth through acquisitions.
Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:
•difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;
•difficulties in the assimilation of the personnel, processes, and operations of the acquired company;
•difficulties in bringing internal control over financial reporting into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;
•the diversion of resources, including diverting management’s attention from our current operations;
•risks of entering new geographic or product markets in which we have limited or no direct prior experience;
•the potential loss of key customers of the acquired company;
•the potential loss of key employees of the acquired company;
•the potential incurrence of indebtedness to fund the acquisition;
•the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;
•the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;
•excess capacity;
•the assumption of undisclosed liabilities;
•potential adverse tax effects; and
•dilution of earnings.

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
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2021, we had eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. These facilities occupy approximately 1,374,000 square feet in aggregate, substantially all of which are owned. We lease a facility in India that accommodates our software design services. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts due to demand and sales fluctuations. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
We hold land leases for our facilities in China, Thailand, and Vietnam with these leases expiring from fiscal year 2030 to 2057. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 109 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation and claims incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 27, 2021 are as follows:
(Age as of August 27, 2021)

Name	Age	Office and Area of Responsibility
Donald D. Charron	57	Chairman of the Board and Chief Executive Officer
Desiree L. Castillejos	50	Vice President, Corporate Development and M&A, and Chief Strategy Officer
Jana T. Croom	44	Vice President, Chief Financial Officer
Jessica L. DeLorenzo	36	Vice President, Human Resources
John H. Kahle	64	Vice President, General Counsel, Chief Compliance Officer, and Secretary
LeRoy W. Kemper	50	Vice President, Diversified Contract Manufacturing Services
Steven T. Korn	57	President, Global Electronics Manufacturing Services Operations
Sandy A. Smith	58	Vice President, Information Technology
Kathy R. Thomson	52	Vice President, Global Business Development and Design Services
Christopher J. Thyen	58	Vice President, New Platforms
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
Ms. Croom was appointed Vice President, Chief Financial Officer effective July 1, 2021. Ms. Croom joined Kimball Electronics in January 2021 in the role of Vice President, Finance. Prior to joining Kimball Electronics, she held the position of Vice President, Financial Planning and Analysis for NiSource Inc. since August 2019. Previously at NiSource Inc., she served as Director of Operations Planning since March 2017 and Director of Regulatory Affairs since April 2014.
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
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2022. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 13, 2021, the Company’s common stock was owned by approximately 1,151 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million.
During the three months ended June 30, 2021, the Company did not repurchase any common stock. During fiscal year 2021, the Company has repurchased $3.0 million of common stock under the Plan. The Company’s maximum value of remaining shares that may be purchased under the Plan was $20.3 million at June 30, 2021.

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock for the five-year period commencing June 30, 2016 and ending June 30, 2021 to the cumulative total return of the Nasdaq Stock Market (U.S.) and a peer group index for the same period of time.  The peer group index is comprised of publicly traded companies in the EMS industry and includes:  Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. The public companies included in the peer group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on June 30, 2016 and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
06/30/2016
06/30/2017
06/30/2018
06/30/2019
06/30/2020
06/30/2021
Kimball Electronics, Inc.
Nasdaq Stock Market (U.S.)
Peer Group Index

	06/30/2016	06/30/2017	06/30/2018	06/30/2019	06/30/2020	06/30/2021
Kimball Electronics, Inc.	$100.00	$144.98	$146.99	$130.44	$108.76	$174.62
Nasdaq Stock Market (U.S.)	$100.00	$128.32	$158.64	$170.97	$217.05	$315.26
Peer Group Index	$100.00	$143.73	$129.92	$117.57	$120.46	$201.01

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical devices, medical disposables, drug delivery devices and solutions, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. For the third time in four years, we were recognized in 2021 for achieving the Highest Overall Customer Rating in CIRCUITS ASSEMBLY’s 2021 Service Excellence Awards. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
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
The Worldwide Manufacturing Services Market - 2021 Edition, a comprehensive study on the worldwide EMS market published by New Market Research (“NVR”), provided worldwide forecast trends through 2025. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 3.4% over the next five years, with the EMS industry projected to grow at a CAGR of 7.1%.
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. The COVID-19 pandemic continues to impact the global economy, and we are actively monitoring its impact on all our operations. The well-being and safety of our employees remains our number one priority, and we are following guidelines suggested by applicable authorities, including utilizing protective shields, face masks, body temperature scanning, social distancing, and proper hygiene as appropriate for our operations. Our response to each positive case in our facilities follows our procedures for communication to our employees, contact tracing, self-quarantining, testing, and sanitization of the affected work areas. Because of the variety of critical medical device assemblies we manufacture around the world, our facilities were classified as “essential businesses” or otherwise permitted to operate under shelter in place orders or other similar orders during government-mandated COVID-19 shutdowns, but all have been affected to varying degrees by COVID-19. We continue to maintain close contact and communication with our customers and our supply chain to ensure safety measures follow appropriate guidelines for the health and safety of all parties and to minimize disruption of operations. While the availability of vaccines is encouraging, significant uncertainties and risks still exist related to the effectiveness and uptake of the various vaccines and the severity and duration of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our future results cannot be reasonably estimated but could be material.
The EMS industry is currently experiencing component shortages and component allocations, particularly with semiconductors driven by the strong demand in consumer electronics and the beginning of a global recovery. Component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. The semiconductor shortage has adversely impacted global manufacturing, including the automotive industry, leading to automakers temporarily suspending production in recent months. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages or allocations could have on our results; however, the duration or severity of the semiconductor shortage is unknown, and its financial impact on our results cannot be reasonably estimated but could be material.
Demand from customers in the automotive market is gaining momentum, after recently being adversely impacted by COVID-19, as we experienced a record sales quarter in our automotive vertical in the second quarter of fiscal year 2021 and growth in the second half of fiscal year 2021 over the second half of fiscal year 2020. We are monitoring, however, the current shortage of semiconductors and the continuing impact on global automobile production. We anticipate demand from customers in the automotive market to remain strong during fiscal year 2022, but we expect a stronger second half of fiscal year 2022 than the first half as we expect the supply to catch up with the demand. In the medical market, sales returned to the pre-COVID-19 pandemic levels starting with the second quarter of fiscal year 2021 after we experienced a record sales quarter in the first quarter of fiscal year 2021 due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. Sales were adversely impacted in the medical market due to lower demand for non-critical medical products, but we believe this demand will increase as elective procedures resume to pre-COVID-19 levels. In the industrial market, we had record sales in the current fiscal year in large part due to improved sales of automation, test, and inspection equipment and higher end market demand for climate control products. Sales to customers in the public safety market were lower in fiscal year 2021 compared to fiscal year 2020 primarily due to the phase out of certain programs.
We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs and discretionary capital spending as needed. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through acquisitions and capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet as of the end of fiscal year 2021, which included a current ratio of 1.9, a debt-to-equity ratio of 0.1, and Share Owners’ equity of $442 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $206.7 million at June 30, 2021.
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
•The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause margin dilution early in the life of a program, which are generally recovered as the program becomes established and matures.

•Risk factors within our business include, but are not limited to, general economic and market conditions, component availability, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

	Year End
Customer Service Years	2021	2020	2019
More than 10 Years
% of Net Sales	81%	76%	78%
# of Customers	33	38	37
5 to 10 Years
% of Net Sales	16%	11%	11%
# of Customers	23	19	17
Less than 5 Years
% of Net Sales	3%	13%	11%
# of Customers	16	21	21
Total
% of Net Sales	100%	100%	100%
# of Customers	72	78	75
Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 can be found under captions entitled “Results of Operations - Fiscal Year 2020 Compared with Fiscal Year 2019” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2020 filed with the SEC on August 27, 2020, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, http://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2021 Compared with Fiscal Year 2020

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$1,291.8		$1,200.6		8%
Gross Profit	$118.0	9.1%	$83.8	7.0%	41%
Selling and Administrative Expenses	$52.7	4.0%	$43.9	3.7%	20%
Other General Income	$0.4		$—
Goodwill Impairment	$—	—%	$7.9	0.6%
Operating Income	$65.7	5.1%	$32.0	2.7%	105%
Net Income	$56.8		$18.2		212%
Diluted Earnings per Share	$2.24		$0.71
Open Orders	$749.0		$421.0		78%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2021	2020	% Change
Automotive	$551.5	$457.4	21%
Medical	384.8	397.8	(3)%
Industrial	293.7	271.0	8%
Public Safety	48.1	56.2	(14)%
Other	13.7	18.2	(25)%
Total Net Sales	$1,291.8	$1,200.6	8%
Net sales in fiscal year 2021 increased by 8% compared to net sales in fiscal year 2020 including a favorable impact of 3% from foreign exchange fluctuations. By end market vertical, our market verticals fluctuated as follows:
•We experienced record sales to customers in the automotive market during the current fiscal year as the automotive industry was returning to more normalized levels from the prior fiscal year, during which many automakers suspended production in our fourth fiscal quarter due to the COVID-19 pandemic. Sales to customers in the automotive market also improved from the ramp-up of certain programs, including programs for fully electric vehicles.
•Sales to customers in the medical market were down slightly in the current fiscal year when compared to the prior fiscal year due to the lower demand for non-critical medical products due to the COVID-19 pandemic. Fiscal years 2021 and 2020 benefited from the temporary increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment.
•We also experienced record sales to customers in the industrial market during the current fiscal year, as a result of improved sales of automation, test, and inspection equipment and higher end market demand for climate control products, which were partially offset by decreased demand for smart metering products.
•Sales to customers in the public safety market were lower in fiscal year 2021 compared to fiscal year 2020 primarily due to the phase out of certain programs.
A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Year Ended June 30
	2021	2020
Nexteer Automotive	17%	14%
Philips	15%	16%

Open orders were up 78% as of June 30, 2021 compared to June 30, 2020, primarily from an increase in the automotive vertical. The increase in open orders in the automotive market is driven by the overall increase in demand coupled with the global semiconductor and other component shortages, which has limited our ability to fulfill customer orders. Open orders in the automotive market were down at June 30, 2020 due to the severe impact of the COVID-19 pandemic on the automotive industry in the prior year. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of June 30, 2021 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 could impact the timing of fulfillment of open orders.
Gross profit as a percent of net sales improved to 9.1% in fiscal year 2021 from 7.0% in fiscal year 2020 primarily due to improved operating execution, favorable product mix within our automotive vertical driven by a shift to more mature and larger programs, and favorable foreign currency fluctuations, which were partially offset by higher profit-sharing incentive bonus expense.
For fiscal year 2021, selling and administrative expenses increased both as a percent of net sales and in absolute dollars compared to fiscal year 2020. The current fiscal year selling and administrative expenses increased in absolute dollars from the prior fiscal year primarily due to an increase in profit-sharing incentive bonus expense, higher salary and related payroll costs, and the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”).

Other General Income in fiscal year 2021 of $0.4 million resulted from payments received related to class action lawsuits in which Kimball Electronics was a class member, partially offset by lawsuit settlement accruals and payments. No Other General Income was recorded during fiscal year 2020.
We recorded a non-cash pre-tax goodwill impairment charge of $7.9 million during fiscal year 2020 related to our GES reporting unit. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for more information on goodwill impairment. No goodwill impairment charge was recorded during fiscal year 2021.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2021	2020
Interest Income	$102	$60
Interest Expense	(2,165)	(4,421)
Foreign Currency/Derivative Gain	4,806	420
Gain on SERP Investments	2,073	848
Adjustments after Measurement Period of GES Acquisition	53	(3,785)
Other	(518)	39
Other Income (Expense), net	$4,351	$(6,839)
The Foreign Currency/Derivative Gain resulted from net foreign currency exchange rate movements during the period. The revaluation of the fair value of the supplemental employee retirement plan (“SERP”) investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The Adjustments after Measurement Period of GES Acquisition are amounts recorded after the twelve-month measurement period which ended on September 30, 2019, with the fiscal year 2020 amount reflecting the final net working capital adjustment on the GES acquisition as determined by the dispute resolution procedure provided for under the terms of the asset purchase agreement. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for more information on this acquisition. The decrease in interest expense was driven by lower borrowings on credit facilities and lower interest rates. Other includes fees associated with our credit facilities, amortization of actuarial gains (losses), and other miscellaneous items that are not directly related to operations.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2021		Year Ended June 30, 2020
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income (Loss) Before Taxes	Effective Tax Rate
United States	$10,439	11.4%	$(6,117)	28.7%
Foreign	$59,615	20.2%	$31,274	27.9%
Total	$70,054	18.9%	$25,157	27.7%
When compared to the statutory rate, the domestic effective tax rate for fiscal year 2021 was favorably impacted by research and development credits. The consolidated effective tax rate was also favorably impacted by the mix of taxable earnings within our various tax jurisdictions and foreign exchange rate movements.
The domestic effective tax rate and the consolidated effective tax rate for fiscal year 2020 were unfavorably impacted by tax expense due to the global intangible low-taxed income tax provisions of the Tax Cuts and Jobs Act (“Tax Reform”) and the valuation allowance recorded related to state tax credits, partially offset by favorable tax credits.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $56.8 million in fiscal year 2021, or $2.24 per diluted share, an increase of 212% from fiscal year 2020 net income of $18.2 million, or $0.71 per diluted share. Fiscal year 2020 results include the following non-recurring charges previously discussed: a $6.9 million after-tax non-cash goodwill impairment charge, or $0.28 per diluted share, and the $2.9 million after-tax net working capital adjustment on the GES acquisition, or $0.11 per diluted share.

Comparing the balance sheet as of June 30, 2021 to June 30, 2020, Receivables increased $23.2 million largely due to increased sales volumes and customer sales mix. Contract assets decreased $24.5 million as a result of the impact of timing of shipments and related billings to our customers. Our inventory balance decreased $18.7 million due to the consumption of the inventory build at the end of the prior fiscal year to support the increased demand for medical assemblies and changes in customers’ forecasts as a result of COVID-19 in addition to the current component shortages reducing our inventory levels. Also contributing to the inventory balance decrease was the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19. Borrowings under credit facilities decreased $51.9 million largely due to payments on the U.S. primary credit facility.
Liquidity and Capital Resources
Working capital at June 30, 2021 was $282.6 million compared to working capital of $285.8 million at June 30, 2020. The current ratio was 1.9 and 2.0 at June 30, 2021 and June 30, 2020, respectively. The debt-to-equity ratio was 0.1 and 0.3 at June 30, 2021 and June 30, 2020, respectively. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $206.7 million at June 30, 2021 and $142.5 million at June 30, 2020.
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

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
DSO	53	57	58	51	50
CAD	14	17	19	19	22
PDSOH	61	56	58	64	76
APD	64	64	60	58	67
CCD	64	66	75	76	81
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2021 and 2020.

	Year Ended June 30
(Amounts in Millions)	2021	2020
Net cash provided by operating activities	$130.1	$72.8
Net cash used for investing activities	$(38.8)	$(38.5)
Net cash used for financing activities	$(53.1)	$(17.9)
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal year ended June 30, 2021 was driven both by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities for the fiscal year ended June 30, 2020 was primarily driven by net income adjusted for non-cash items. Changes in operating assets and liabilities provided $40.4 million and $7.9 million of cash for the fiscal years ended June 30, 2021 and 2020, respectively.
The cash provided of $40.4 million from changes in operating assets and liabilities in fiscal year 2021 was primarily due to a decrease in contract assets, which provided cash of $24.5 million as a result of the impact of timing of shipments and related billings to our customers, the decrease in inventory, which provided cash of $18.6 million primarily due to the consumption of the inventory build at the end of the prior fiscal year in addition to the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19, and the increase in accounts payable, which provided cash of $14.6 million. Partially offsetting cash provided by contract assets and inventory was an increase in accounts receivable, which used cash of $28.4 million primarily resulting from increased sales volumes and customer sales mix.

The cash provided of $7.9 million from changes in operating assets and liabilities in fiscal year 2020 was primarily due to a decrease in accounts receivable, which provided cash of $41.9 million largely due to the increased utilization of accounts receivable factoring arrangements. Partially offsetting cash provided by the decrease in accounts receivable was an increase in contract assets, which used cash of $18.4 million to support the increased demand for medical assemblies in addition to certain contracts with customers beginning to meet the criteria to recognize revenue over time during the fiscal year, and an increase in inventory, which used cash of $15.1 million primarily to support the increased demand for medical assemblies.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2021 includes $39.4 million cash used for capital investments. The capital investments were primarily for machinery and equipment for capacity purposes and to support new business awards in addition to capital investments for the beginning of expansions at our Thailand and Mexico facilities.
Net cash used for investing activities during fiscal year 2020 includes $38.7 million cash used for capital investments. The capital investments were primarily for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
Net cash used by financing activities for the fiscal year ended June 30, 2021 resulted largely from net payments on our credit facilities of $52.3 million.
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
At June 30, 2021, we had $62.7 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility. At June 30, 2021, $40.0 million of the borrowings were classified as long term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2020, we had $111.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $91.5 million of the borrowings were classified as long term. Our debt classified as long term at June 30, 2021 declined $51.5 million from June 30, 2020 as we remitted payment of $46.5 million for borrowings under the primary credit facility and reclassified $5.0 million of the borrowings under the primary credit facility to short term as we have the intent and the ability to repay within twelve months.

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
We were in compliance with the financial covenants during the fiscal year ended June 30, 2021.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of June 30, 2021, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2021 exchange rates). We had no borrowings outstanding under this credit facility as of June 30, 2021 or June 30, 2020.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.9 million at June 30, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. At June 30, 2021 and 2020, we had $3.5 million and $6.7 million, respectively, in borrowings outstanding under this credit facility. The facility matures on June 22, 2022.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 5 million Euro (approximately $5.9 million at June 30, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings outstanding under this credit facility as of June 30, 2021 or June 30, 2020. The facility matures on December 20, 2021.
During the current fiscal year, the 364-day multi-currency revolving credit facility (the “secondary credit facility”) matured on May 18, 2021, which allowed for borrowings up to $30.0 million. We did not extend the secondary credit facility as it was intended to provide additional domestic liquidity at the enterprise level to help support the increased demand in medical assemblies that is attributable to the COVID-19 pandemic, and we had no borrowings on the secondary credit facility during its term.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2021 and 2020, we sold, without recourse, $306.3 million and $280.7 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $100.3 million at June 30, 2021. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. In fiscal year 2021, we have approved capacity expansions at our Thailand and Mexico facilities. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of its impact to certain markets, the supply chain, and global macroeconomic conditions.
At June 30, 2021, our capital expenditure commitments were approximately $28 million, consisting primarily of commitments for the expansions of our Mexico and Thailand facilities, capital related to new program wins, and productivity improvements including automation. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
We have purchase obligations that arise in the normal course of business for items such as raw materials, services, and software acquisitions/license commitments. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders to help mitigate the potential impact related to component shortages, which require longer lead times. In turn, our material authorization agreements with customers cover a portion of the exposure for material which is purchased prior to having a firm order.

At June 30, 2021, our foreign operations held cash totaling $105.2 million and the aggregate unremitted earnings of our foreign subsidiaries were approximately $313 million. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
On October 21, 2015, the Company’s Board of Directors approved a resolution to authorize an 18-month stock repurchase plan (the “Plan”) to allow the repurchase of up to $20 million of common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018 and November 10, 2020, the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $100 million. The Plan may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $79.7 million of common stock under the Plan through June 30, 2021.
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
Fair Value
During fiscal year 2021, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
As of June 30, 2021, we do not have any material off-balance sheet arrangements.
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

Goodwill and Other Intangible Assets - Goodwill, $12.0 million as of both June 30, 2021 and 2020 represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level.  If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. No impairment charges were recorded in fiscal year 2021 resulting from our annual impairment tests for all reporting units. In fiscal year 2020, we reported a $7.9 million goodwill impairment charge for our GES reporting unit, partially offset by a $1.0 million reduction in income tax expense associated with the deferred tax asset established for the deductible portion of the impaired goodwill.
Other Intangible Assets, $17.0 million and $19.3 million as of June 30, 2021 and 2020, respectively, are reported on the Consolidated Balance Sheets and consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of the Company’s goodwill and intangible asset accounting policies, along with Note 6 - Goodwill and Other Intangible Assets for further discussion of the calculated fiscal year 2020 goodwill impairment charge.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.0 million and $4.5 million at June 30, 2021 and June 30, 2020, respectively.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2021 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 8 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2021 would not have a material impact of profitability in an annual period. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. In March 2021, the administrator of LIBOR, the ICE Benchmark Administration, announced that it will cease publication of (i) the overnight and 1, 3, 6, and 12 months U.S. dollar LIBOR settings after June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 months U.S. dollar LIBOR settings, after December 31, 2021. If LIBOR is discontinued and we transition to a new rate, interest rates on our current or future indebtedness may be adversely affected. The Company is monitoring these developments.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2021

/s/ JANA T. CROOM
Jana T. Croom
Vice President,
Chief Financial Officer
August 27, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Contracts Recognized Over Time - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The majority of the Company’s revenue is recognized over time as manufacturing services are performed when the Company manufactures a product to customer specifications with no alternative use and for which the Company has an enforceable right to payment for performance completed to date. The Company generally recognizes revenue over time using costs based input methods to depict the Company’s progress towards meeting its performance obligations, in which judgement is required to evaluate assumptions including the anticipated margins to estimate the corresponding amount of revenue to recognize.

The timing differences of revenue recognition, billings to the Company’s customers, and cash collections from the Company’s customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the consolidated balance sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. The contract asset balance was $45.9 million as of June 30, 2021.

We identified the Company’s revenue recognition over time for contracts with customers as a critical audit matter because of the judgments required to evaluate assumptions including the anticipated margins to estimate the corresponding amount of revenue to recognize and contract assets to record. This required an increased extent of audit effort due to the significant number of contracts on which the Company recognizes revenue over time, and a high degree of auditor judgment when performing procedures to audit management’s estimate of anticipated margins used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the anticipated margins used to recognize revenue over time and record contract assets included the following, among others:

•We tested the effectiveness of controls over the Company’s recognition of revenues over time and the related contract asset balance, including management’s process for estimating the anticipated margins for products manufactured to customer specifications for which the Company has an enforceable right to payment for performance completed to date.

•We evaluated management’s ability to estimate revenue accurately by comparing actual margins to management’s historical estimates for completed contracts.

•We selected a sample of contracts with customers and performed the following:

◦Evaluated whether the contracts with customers were properly included or excluded in management’s calculation of over time contract revenue based on the terms and conditions of each contract, including whether the Company determined the product has no alternative use and that the Company has an enforceable right to payment for performance completed to date.

◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

◦Tested the accuracy and completeness of the costs incurred to date for the respective performance obligations, by comparing the quantities on hand and standard cost per the calculation to the Company’s perpetual inventory information.

◦Evaluated the calculation of the amount of revenue to recognize for the performance obligation by:

▪Evaluating the reasonableness of management’s anticipated margins used in the Company’s calculation of revenue for performance obligations

▪Evaluating the appropriateness and consistency of the methods and assumptions used by management to develop the estimates of anticipated margin at completion

•We tested the mathematical accuracy of management’s calculation of revenue recognized over time and the related contract asset balance.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 27, 2021
We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$106,442	$64,990
Receivables, net of allowances of $177 and $523, respectively	203,382	180,133
Contract assets	45,863	70,350
Inventories	200,386	219,043
Prepaid expenses and other current assets	27,320	23,891
Total current assets	583,393	558,407
Property and Equipment, net of accumulated depreciation of $264,907 and $236,373, respectively	163,251	154,529
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $35,813 and $32,756, respectively	17,008	19,343
Other Assets	38,398	30,539
Total Assets	$814,061	$774,829

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$26,214	$26,638
Accounts payable	216,544	203,703
Accrued expenses	58,016	42,264
Total current liabilities	300,774	272,605
Other Liabilities:
Long-term debt under credit facilities, less current portion	40,000	91,500
Long-term income taxes payable	8,854	9,765
Other long-term liabilities	22,461	21,594
Total other liabilities	71,315	122,859
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	308,123	306,808
Retained earnings	208,969	152,178
Accumulated other comprehensive loss	(4,883)	(10,551)
Treasury stock, at cost:
Shares: 4,473,000 and 4,443,000, respectively	(70,237)	(69,070)
Total Share Owners’ Equity	441,972	379,365
Total Liabilities and Share Owners’ Equity	$814,061	$774,829
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2021	2020	2019
Net Sales	$1,291,807	$1,200,550	$1,181,844
Cost of Sales	1,173,772	1,116,709	1,093,438
Gross Profit	118,035	83,841	88,406
Selling and Administrative Expenses	52,704	43,920	46,653
Other General Income	(372)	—	(307)
Goodwill Impairment	—	7,925	—
Operating Income	65,703	31,996	42,060
Other Income (Expense):
Interest income	102	60	62
Interest expense	(2,165)	(4,421)	(4,069)
Non-operating income	7,929	2,103	1,483
Non-operating expense	(1,515)	(4,581)	(1,051)
Other income (expense), net	4,351	(6,839)	(3,575)
Income Before Taxes on Income	70,054	25,157	38,485
Provision for Income Taxes	13,263	6,961	6,927
Net Income	$56,791	$18,196	$31,558

Earnings Per Share of Common Stock:
Basic	$2.26	$0.72	$1.22
Diluted	$2.24	$0.71	$1.21

Average Number of Shares Outstanding:
Basic	25,088	25,243	25,857
Diluted	25,284	25,428	26,082
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2021			Year Ended June 30, 2020			Year Ended June 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$56,791			$18,196			$31,558
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$5,671	$—	$5,671	$(1,046)	$—	$(1,046)	$(2,491)	$—	$(2,491)
Postemployment actuarial change	(718)	212	(506)	122	(35)	87	447	(108)	339
Derivative gain (loss)	335	(221)	114	(2,079)	509	(1,570)	3,337	(699)	2,638
Reclassification to (earnings) loss:
Derivatives	814	(101)	713	(64)	(22)	(86)	(1,066)	209	(857)
Amortization of actuarial change	(428)	104	(324)	(406)	98	(308)	(472)	114	(358)
Other Comprehensive Income (Loss)	$5,674	$(6)	$5,668	$(3,473)	$550	$(2,923)	$(245)	$(484)	$(729)
Total Comprehensive Income			$62,459			$15,273			$30,829

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$56,791	$18,196	$31,558
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	34,020	30,872	28,873
Loss (gain) on sales of assets	66	69	(4)
Deferred income tax and other deferred charges	(5,783)	(1,070)	(1,541)
Deferred tax valuation allowance	165	979	20
Goodwill impairment	—	7,925	—
Stock-based compensation	3,907	4,039	5,678
Net working capital adjustment on acquisition	—	3,785	—
Other, net	520	159	431
Change in operating assets and liabilities:
Receivables	(28,391)	41,928	(36,535)
Contract assets	24,487	(18,421)	(8,688)
Inventories	18,589	(15,053)	(35,094)
Prepaid expenses and other assets	(1,729)	(1,519)	(6,284)
Accounts payable	14,599	3,622	8,001
Accrued expenses and taxes payable	12,854	(2,703)	6,837
Net cash provided by (used for) operating activities	130,095	72,808	(6,748)
Cash Flows From Investing Activities:
Capital expenditures	(38,382)	(38,364)	(24,665)
Proceeds from sales of assets	513	158	1,036
Payments for acquisitions, net of cash acquired	—	—	(43,889)
Purchases of capitalized software	(970)	(385)	(1,178)
Other, net	43	109	(13)
Net cash used for investing activities	(38,796)	(38,482)	(68,709)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	—	91,500
Payments on credit facilities	(46,500)	—	(12,843)
Additional net change in revolving credit facilities	(5,768)	(8,083)	26,415
Settlements on previous year acquisition	2,957	—	—
Repurchases of common stock	(2,996)	(8,794)	(23,431)
Payments related to tax withholding for stock-based compensation	(771)	(1,012)	(1,766)
Debt issuance costs	—	(45)	(445)
Net cash (used for) provided by financing activities	(53,078)	(17,934)	79,430
Effect of Exchange Rate Change on Cash and Cash Equivalents	3,231	(678)	(1,125)
Net Increase in Cash and Cash Equivalents	41,452	15,714	2,848
Cash and Cash Equivalents at Beginning of Year	64,990	49,276	46,428
Cash and Cash Equivalents at End of Year	$106,442	$64,990	$49,276
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2018	$304,215	$99,374	$(6,899)	$(41,163)	$355,527
Net income		31,558			31,558
Other comprehensive income (loss)			(729)		(729)
Cumulative effect of accounting change		3,050			3,050
Issuance of non-restricted stock (4,000 shares)	28			44	72
Compensation expense related to stock compensation plans	5,569				5,569
Performance share issuance (203,000 shares)	(3,895)			2,133	(1,762)
Repurchase of Common Stock (1,320,000 shares)				(23,431)	(23,431)
Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		18,196			18,196
Other comprehensive income (loss)			(2,923)		(2,923)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	3,948				3,948
Performance share issuance (184,000 shares)	(3,047)			2,061	(986)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (623,000 shares)				(8,794)	(8,794)
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		56,791			56,791
Other comprehensive income (loss)			5,668		5,668
Issuance of non-restricted stock (4,000 shares)	19			47	66
Compensation expense related to stock compensation plans	3,850				3,850
Performance share issuance (156,000 shares)	(2,524)			1,752	(772)
Deferred share issuance (3,000 shares)	(30)			30	—
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. We offer a package of value that begins with our core competency of producing durable electronics and includes our set of robust processes and procedures that help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We further offer diversified contract manufacturing services for non-electronic components, medical devices, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
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
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the Consolidated Financial Statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates. We have made estimates and assumptions considering the impact of the COVID-19 pandemic on our business.  These estimates may change as new events occur and more information is obtained.
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
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2021, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

Revenue Recognition:
We recognize revenue in accordance with the standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments. Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment built to customer’s specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, and we may offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.
The majority of our revenue is recognized over time as manufacturing services are performed as we manufacture a product to customer specifications with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining revenue for manufacturing services is recognized when the customer obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract, and the customer is able to direct the use of and obtain substantially all of the remaining benefits from the asset. We generally recognize revenue over time using costs based input methods, in which judgment is required to evaluate assumptions including anticipated margins to estimate the corresponding amount of revenue to recognize. Costs used as a basis for estimating anticipated margins include material, direct and indirect labor, and appropriate applied overheads. Anticipated margins are determined based on historical or quoted customer pricing. Costs based input methods are considered a faithful depiction of our efforts and progress toward satisfying our performance obligations for manufacturing services and for which we believe we are entitled to payment for performance completed to date. The cumulative effect of revisions to estimates related to net contract revenues or costs are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.
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
Trade Accounts Receivable:
The Company’s trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. Our policy for estimating the allowance for credit losses on trade accounts receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to estimate expected credit losses. Management believes that historical loss information generally provides a basis for its assessment of expected credit losses. Trade accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. See section entitled “New Accounting Standards” below for information on the adoption of the new accounting standard for the measurement of credit losses. Adjustments to the allowance for credit losses are recorded in Selling and Administrative Expenses on our Consolidated Statements of Income.
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements with third-party financial institutions for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During fiscal years 2021, 2020, and 2019, we sold, without recourse, $306.3 million, $280.7 million, and $261.2 million of accounts receivable, respectively.  Factoring fees were $1.2 million, $1.9 million, and $1.7 million during fiscal years 2021, 2020, and 2019, respectively, and were included in Selling and Administrative Expenses on the Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled less than $0.1 million at June 30, 2021 and $7.1 million at June 30, 2020, are reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2021, 2020, and 2019 were $1.8 million, $6.8 million, and $2.7 million, respectively. See Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
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
Property, Equipment, and Depreciation:
Property and equipment are stated at cost less accumulated depreciation and depreciated over the estimated useful life of the assets using the straight-line method. Generally, maintenance and repairs are expensed as incurred. Depreciation and expenses for maintenance and repairs are included in both Cost of Sales and Selling and Administrative Expense on the Consolidated Statements of Income.
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2021, 2020, and 2019.
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
To test for goodwill impairment, we use a combination of the Income Approach and the Market Approach. The discounted cash flow method (Income Approach) uses forecasted information based on management’s strategic plans and projections. Discount rates are developed using a weighted average cost of capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. In the Market Approach, fair value is determined using transactional evidence for similar publicly traded equity. See Note 6 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for more information on our goodwill impairment tests.
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

During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and could include internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.  We have not recognized impairment on other intangible assets during fiscal years 2021, 2020, or 2019.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. These operating leases expire from fiscal year 2022 to 2057. Operating lease costs and cash payments for operating leases are immaterial to the Consolidated Statements of Income and our Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $1.6 million and $2.0 million at June 30, 2021 and June 30, 2020, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The future undiscounted operating lease payments as of June 30, 2021 were $0.7 million, $0.3 million, $0.2 million, $0.1 million, and $0.1 million for the five years ended June 30, 2026, and $0.3 million thereafter.
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $21, $17, and $15 in fiscal years 2021, 2020, and 2019, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 20% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2021 and 2020, accrued liabilities for self-insurance exposure were $1.1 million and $1.6 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for more information on income taxes.
Concentrations of Credit Risk:
We have business and credit risks associated with our customers. The Company monitors credit quality and associated risks of receivables on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions.

A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2021	2020	2019	2021	2020
Nexteer Automotive	17%	14%	12%	24%	17%
Philips	15%	16%	14%	*	*
ZF	*	*	12%	11%	*

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at one of the Company’s China operations and standby letters of credit entered into in the normal course of business as described in Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal years 2021 and 2019 consisted of $0.4 million and $0.3 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member, partially offset by lawsuit settlement accruals and payments in fiscal year 2021. We recorded no Other General Income during fiscal year 2020.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense. Non-operating income in fiscal year 2021 included $4.8 million in net gains from foreign currency rate movements and related derivative gain or loss. Non-operating expense in fiscal year 2020 included a $3.8 million net working capital adjustment recorded after the end of the measurement period of the GES acquisition that was determined through the dispute resolution procedure provided for under the terms of the asset purchase agreement. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for more information on the net working capital adjustment.
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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
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
New Accounting Standards:
Adopted in Fiscal Year 2021:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. We adopted this standard effective July 1, 2020, the beginning of our first quarter of fiscal year 2021, and the adoption did not have a material effect on our Consolidated Financial Statements.
In August 2018, the FASB issued guidance on Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance amends the accounting for implementation, setup, and other upfront costs incurred in a cloud computing hosting arrangement. The amendment aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including options to extend the agreement that is in control of the customer. We adopted this standard prospectively during the first quarter of fiscal year 2021, and the adoption did not have a material effect on our Consolidated Financial Statements.
Not Yet Adopted:
In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes, intended to simplify various aspects related to the accounting for income taxes. We will adopt this standard effective July 1, 2021, and the adoption of this guidance will not have a material impact on our consolidated financial statements.
Note 2    Acquisition
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
Incremental costs expensed as incurred directly related to the acquisition included $0.8 million and $0.5 million during the fiscal years ended June 30, 2020 and 2019, respectively. These costs were recorded in Selling and Administrative Expenses on our Consolidated Statements of Income. The operating results of this acquisition are included in the Company’s consolidated financial statements beginning on the acquisition date of October 1, 2018.

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

Note 3    Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for fiscal years 2021, 2020, and 2019:

	Year Ended
(Amounts in Millions)	2021	2020	2019
Vertical Markets:
Automotive	$551.5	$457.4	$474.3
Medical	384.8	397.8	367.5
Industrial	293.7	271.0	255.9
Public Safety	48.1	56.2	66.2
Other	13.7	18.2	17.9
Total net sales	$1,291.8	$1,200.6	$1,181.8
For fiscal years 2021, 2020, and 2019, approximately 89%, 78%, and 70% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and for which we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $45.9 million and $70.4 million as of June 30, 2021 and 2020, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Consolidated Balance Sheets, which amounted to $7.6 million and $7.1 million as of June 30, 2021 and 2020, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 4    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30:

(Amounts in Thousands)	2021	2020
Finished products	$769	$4,529
Work-in-process	5,149	3,577
Raw materials	194,468	210,937
Total inventory	$200,386	$219,043

Note 5   Property and Equipment
Major classes of property and equipment consist of the following at June 30:

(Amounts in Thousands)	2021	2020
Land and land use rights	$14,978	$11,792
Buildings and improvements	84,096	80,606
Machinery and equipment	309,731	278,858
Construction-in-progress	19,353	19,646
Total	$428,158	$390,902
Less: Accumulated depreciation	(264,907)	(236,373)
Property and equipment, net	$163,251	$154,529
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Land use rights	39
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $30.7 for fiscal year 2021, $27.7 for fiscal year 2020, and $26.3 for fiscal year 2019.
Note 6    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2019
Goodwill	$30,930
Accumulated impairment	(12,826)
Goodwill, net	18,104
Purchase Accounting Adjustments	1,832
Impairment	(7,925)
Balance as of June 30, 2020
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	12,011
Balance as of June 30, 2021
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011

We acquired $13.7 million in goodwill resulting from the GES acquisition, with $1.8 million added in fiscal year 2020 as a result of fair value measurement period adjustments. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for more information on this acquisition. During fiscal years 2021 and 2019, no goodwill impairment was recognized. During fiscal year 2020, $7.9 million of goodwill impairment was recognized at the GES reporting unit.
GES’s annual goodwill impairment test date is April 30th. Subsequent to our annual test date in fiscal year 2020, we identified an indicator of impairment related to future anticipated revenues, which triggered an additional impairment test as of June 30, 2020. The June 30, 2020 test (the “GES impairment test”) resulted in a $7.9 million goodwill impairment charge, partially offset by a $1.0 million reduction in income tax expense associated with the deferred tax asset established for the deductible portion of the impaired goodwill. For the GES impairment test, we used an independent, third-party valuation specialist to assist in the determination of fair value for the GES reporting unit. We used a combination of the Income Approach, using a discounted cash flow model, and the Market Approach, based on projected fiscal year 2021 results.

We also used the independent, third-party valuation specialist to assist in the GES annual impairment test for fiscal year 2021, using a combination of the Income Approach and the Market Approach to determine fair value. The GES reporting unit fair value exceeded the carrying value by 35% as of April 30, 2021; therefore, no goodwill impairment was recognized in fiscal year 2021.
A summary of other intangible assets subject to amortization is as follows:

	June 30, 2021			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$32,774	$28,751	$4,023	$32,052	$27,851	$4,201
Customer Relationships	8,618	2,520	6,098	8,618	2,014	6,604
Technology	5,060	2,790	2,270	5,060	1,777	3,283
Trade Name	6,369	1,752	4,617	6,369	1,114	5,255
Other Intangible Assets	$52,821	$35,813	$17,008	$52,099	$32,756	$19,343
During fiscal years 2021, 2020, and 2019, amortization expense of other intangible assets was, in millions, $3.3, $3.2, and $2.6, respectively. Amortization expense in future periods is expected to be, in millions, $3.2, $3.1, $2.2, $1.6, and $1.5 in the five years ending June 30, 2026, and $5.4 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
Note 7    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2021 and 2020, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2021 and 2020. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2021 and 2020 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Banker’s Acceptance Drafts:
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. At June 30, 2021 and 2020, the drafts transferred and outstanding totaled $0.1 million and $0.4 million, respectively. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
Product Warranties:
The Company provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. Product warranty liability is recorded in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets.

Changes in the product warranty liability during fiscal years 2021, 2020, and 2019 were as follows:

(Amounts in Thousands)	2021	2020	2019
Product Warranty Liability at the beginning of the year	$647	$958	$656
Additions to warranty accrual (including changes in estimates)	21	(271)	361
Settlements made (in cash or in kind)	(58)	(40)	(59)
Product Warranty Liability at the end of the year	$610	$647	$958

Note 8    Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2021	June 30, 2021	June 30, 2020
Primary credit facility (1)	$86.9	$62.7	$111.4
Thailand overdraft credit facility (2)	0.1	—	—
Netherlands revolving credit facility (3)	7.4	3.5	6.7
Poland revolving credit facility (4)	5.9	—	—
Total credit facilities	$100.3	66.2	118.1
Less: current portion		(26.2)	(26.6)
Long-term debt under credit facilities, less current portion (5)		$40.0	$91.5
(1)    The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature July 27, 2023. The primary credit facility provides for $150 million in borrowings, with an option to increase the amount available for borrowing to $225 million at the Company’s request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company including capital expenditures and acquisitions. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2021, 2020, and 2019. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary facility. Types of borrowings available on the primary facility include revolving loans, multi-currency term loans, and swingline loans.
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

    The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2021 and 2020.
(2)    The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2021 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.
(3)    The Company also maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.9 million at June 30, 2021 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. The availability of funds under this facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general corporate purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on June 22, 2022.
(4)    The Company also maintains an uncommitted revolving credit facility for our Poland operation, which allows for borrowings up to 5 million Euro (approximately $5.9 million at June 30, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. The availability of funds under this uncommitted facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general working capital purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility matures on December 20, 2021.
(5)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2021 and June 30, 2020 were 2.0% and 2.5%, respectively. Cash payments for interest on borrowings in fiscal years 2021, 2020, and 2019 were, in millions, $2.5, $4.9, and $3.0, respectively. Capitalized interest expense was immaterial during fiscal years 2021, 2020, and 2019.
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $1.9, $2.4, and $2.1 for fiscal years 2021, 2020, and 2019, respectively.
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
As of June 30, 2021 and 2020, total obligations under these plans were $5.4 million and $4.2 million, respectively, of which $4.6 million and $3.6 million were long term and $0.8 million and $0.6 million were short term. Of the total obligation at June 30, 2021 and 2020, domestic plans were $1.2 million and $1.1 million and foreign plans were $4.2 million and $3.1 million, respectively. Actuarial (gain) loss is recorded in Accumulated Other Comprehensive (Income) Loss and amortized into net period benefit cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. Net periodic benefit cost recognized for these plans in fiscal years 2021, 2020, and 2019 were $0.4 million, $0.3 million, and $0.8 million, respectively.

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
Pre-tax stock compensation charged against income in fiscal years 2021, 2020, and 2019 was $3.9 million, $4.0 million, and $5.7 million, respectively. These costs are included in Selling and Administrative Expenses.
Performance Shares:
The Company awards performance shares to officers and other key employees. The annual performance share awards are approved by the Compensation and Governance Committee of the Board. Under these awards, shares will be issued to each participant based upon a combination of the bonus percentage attainment component, calculated as a three-year average bonus percentage under the Company’s profit sharing incentive bonus plan, and a growth attainment component, which is the Company’s growth in sales revenue based on comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR.
Performance shares are vested when shares of the Company’s Common Stock are issued shortly after the end of the fiscal year in which the performance measurement period is complete. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares is three years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Plan.
A summary of the Company’s performance share activity during fiscal year 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2020	443,536	$16.58
Granted	250,837	$13.67
Vested	(239,194)	$16.99
Forfeited	(20,280)	$15.98
Performance shares outstanding at June 30, 2021	434,899	$14.71
As of June 30, 2021, there was approximately $3.8 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2021 through August 2023, with a weighted average vesting period of eleven months. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2021, 2020, and 2019, respectively, 239,194, 253,483, and 292,175 performance shares vested at a fair value of $4.1 million, $3.9 million, and $3.9 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of outstanding shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2021, 2020, and 2019, respectively, the Company granted a total of 4,235, 4,258, and 4,236 unrestricted shares at an average grant date fair value of $15.35, $16.99, and $17.69 for a total fair value of $0.1 million for each of these fiscal years. Unrestricted shares were awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares were also awarded to a key employee which were expensed immediately.

Restricted Share Units:
Restricted share units (“RSUs”) may be granted to employees as consideration for services rendered. RSUs are participating securities and upon vesting, the outstanding number of RSUs are converted to shares of common stock. RSUs are expensed over the contractual vesting period as earned. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, or total permanent disability, the RSU will be forfeited. During fiscal year 2021, the Company granted 3,322 RSUs to new key employees at an average grant date fair value of $19.63 for a total fair value of $0.1 million. No RSUs were granted during fiscal years 2020 and 2019. The contractual life of the RSUs is one year or less.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s retirement or termination from the Board or death. During fiscal years 2021, 2020, and 2019, respectively, 37,132, 32,950, and 32,758 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $15.35, $17.30, and $17.40 for a total fair value of $0.6 million for each of these fiscal years. During fiscal year 2021, 2,754 shares of common stock were issued under the Deferral Plan to a former non-employee member of the Board in accordance with their deferral election at an average fair value of $17.51.
Note 11    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of both June 30, 2021 and 2020, the remaining provision recorded for the one-time deemed repatriation tax was $9.8 million, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Consolidated Balance Sheets. As of June 30, 2021, $0.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Consolidated Balance Sheet.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities as of June 30, 2021 and 2020, were as follows:

(Amounts in Thousands)	2021	2020
Deferred Tax Assets:
Receivables	$95	$145
Inventory	1,726	1,894
Employee benefits	282	224
Deferred compensation	8,732	5,338
Other current liabilities	1,115	265
Tax credit carryforwards	3,388	2,445
Goodwill	1,328	1,608
Net operating loss carryforward	2,037	2,398
Miscellaneous	5,496	4,020
Valuation Allowance	(1,802)	(1,637)
Total asset	$22,397	$16,700
Deferred Tax Liabilities:
Other intangible assets	$1,210	$1,313
Property and equipment	869	1,211
Net foreign currency gains	2	22
Miscellaneous	659	581
Total liability	$2,740	$3,127
Net Deferred Income Taxes	$19,657	$13,573

Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2040. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2022 to 2030. A valuation allowance was provided as of June 30, 2021 and 2020 for deferred tax assets related to certain state credits of, in millions, $1.8 and $1.6, respectively. Except as reserved for in the valuation allowance, we believe our tax credit and net operating loss carryforwards are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2021	2020	2019
United States	$10,439	$(6,117)	$11,191
Foreign	59,615	31,274	27,294
Total income before taxes on income	$70,054	$25,157	$38,485
The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $313 million as of June 30, 2021. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2021	2020	2019
Current Taxes:
Federal	$3,921	$(1,666)	$872
Foreign	14,664	8,479	7,545
State	769	(29)	203
Total payable	$19,354	$6,784	$8,620
Deferred Taxes:
Federal	$(2,459)	$99	$67
Foreign	(2,598)	237	(1,177)
State	(1,199)	(1,138)	(603)
Valuation allowance	165	979	20
Total deferred	$(6,091)	$177	$(1,693)
Total provision for income taxes	$13,263	$6,961	$6,927

A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2021		2020		2019
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$14,711	21.0%	$5,283	21.0%	$8,082	21.0%
State income taxes, net of federal income tax benefit	(374)	(0.5)	(1,128)	(4.5)	(320)	(0.8)
Foreign tax rate differential	1,320	1.9	714	2.8	313	0.8
Impact of foreign exchange rates on foreign income taxes	(1,111)	(1.6)	867	3.4	156	0.4
Non-deductible goodwill impairment	—	—	388	1.5	—	—
Valuation allowance	165	0.2	979	3.9	20	0.1
Research credit	(996)	(1.4)	(1,056)	(4.2)	(627)	(1.6)
Deemed repatriation	—	—	—	—	(416)	(1.1)
Revaluation of net deferred tax assets	—	—	—	—	(10)	—
Global intangible low tax income	181	0.3	607	2.4	—	—
Other - net	(633)	(1.0)	307	1.4	(271)	(0.8)
Total provision for income taxes	$13,263	18.9%	$6,961	27.7%	$6,927	18.0%
Net cash payments for income taxes were, in thousands, $13,358, $9,096 and $10,172 in fiscal years 2021, 2020, and 2019, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2021, 2020, and 2019 were as follows:

(Amounts in Thousands)	2021	2020	2019
Beginning balance - July 1	$954	$904	$160
Tax positions related to prior fiscal years:
Additions	142	116	758
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	(8)	—	—
Lapses in statute of limitations	(76)	(66)	(14)
Ending balance - June 30	$1,012	$954	$904
Portion that, if recognized, would reduce tax expense and effective tax rate	$323	$262	$214
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of June 30, 2021, 2020, and 2019 was $1.2 million, $1.6 million, and $1.6 million. Expenses related to interest and penalties in fiscal years 2021, 2020, and 2019 were not material.
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
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2018. We are subject to income tax examinations by various, state, local, and foreign jurisdiction tax authorities for years after June 30, 2016.

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
During fiscal year 2021, the Company repurchased $3.0 million of common stock under the Plan at an average price of $15.51 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $79.7 million of common stock under that Plan at an average cost of $14.95 per share.
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2021.
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

Recurring Fair Value Measurements:
As of June 30, 2021 and 2020, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,468	1,468
Trading securities: mutual funds held in nonqualified SERP	12,644	—	12,644
Total assets at fair value	$14,184	$1,468	$15,652
Liabilities
Derivatives: foreign exchange contracts	$—	$1,702	$1,702
Total liabilities at fair value	$—	$1,702	$1,702

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,140	$—	$1,140
Derivatives: foreign exchange contracts	—	741	741
Trading securities: mutual funds held in nonqualified SERP	10,477	—	10,477
Total assets at fair value	$11,617	$741	$12,358
Liabilities
Derivatives: foreign exchange contracts	$—	$2,134	$2,134
Total liabilities at fair value	$—	$2,134	$2,134
We had no Level 3 assets or liabilities during fiscal years 2021 and 2020.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2021, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $43.8 million and to hedge currencies against the Euro in the aggregate notional amount of 65.9 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2021, we estimate that approximately $0.7 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2022. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2021 and June 30, 2020.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2021	June 30 2020	Balance Sheet Location	June 30 2021	June 30 2020
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,158	$517	Accrued expenses	$1,549	$2,054

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	310	224	Accrued expenses	153	80
Total derivatives		$1,468	$741		$1,702	$2,134

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2021	2020	2019
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$335	$(2,079)	$3,337

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2021	2020	2019
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(814)	$64	$1,061
Foreign exchange contracts	Non-operating income (expense)	—	—	5
Total		$(814)	$64	$1,066

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,415)	$1,558	$2,766

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(2,229)	$1,622	$3,832

Note 15    Investments
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executives and other key employees. The Company SERP utilizes a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2021, 2020, and 2019 was $1.5 million, $0.4 million, and less than $0.1 million, respectively.

SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2021	2020
SERP investments - current asset	$3,095	$1,972
SERP investments - other long-term asset	9,549	8,505
Total SERP investments	$12,644	$10,477
SERP obligation - current liability	$3,095	$1,972
SERP obligation - other long-term liability	9,549	8,505
Total SERP obligation	$12,644	$10,477
Note 16    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2021	2020
Taxes	$11,012	$5,135
Compensation	28,744	16,839
Customer advance payments	7,580	7,145
Retirement plan	2,094	2,337
Insurance	1,126	1,618
Other expenses	7,460	9,190
Total accrued expenses	$58,016	$42,264

Note 17   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2021	2020	2019
Net Sales:
United States	$359,839	$346,376	$321,805
Poland	268,129	244,107	251,635
Mexico	265,476	232,135	282,400
China	180,405	159,746	146,332
Thailand	100,478	124,415	113,276
Other Foreign	117,480	93,771	66,396
Total net sales	$1,291,807	$1,200,550	$1,181,844
Long-Lived Assets:
United States	$47,499	$48,190	$43,887
Mexico	43,792	36,548	31,238
Poland	31,412	32,670	29,736
Romania	15,273	17,707	19,546
China	15,228	10,405	12,138
Other Foreign	14,070	13,210	11,975
Total long-lived assets	$167,274	$158,730	$148,520

Note 18    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2021	2020	2019
Basic and Diluted Earnings Per Share:
Net Income	$56,791	$18,196	$31,558
Less: Net Income allocated to participating securities	84	24	32
Net Income allocated to common Share Owners	$56,707	$18,172	$31,526

Basic weighted average common shares outstanding	25,088	25,243	25,857
Dilutive effect of average outstanding stock compensation awards	196	185	225
Dilutive weighted average shares outstanding	25,284	25,428	26,082

Earnings Per Share of Common Stock:
Basic	$2.26	$0.72	$1.22
Diluted	$2.24	$0.71	$1.21

Note 19   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(6,848)	$(1,598)	$818	$(7,628)
Other comprehensive income (loss) before reclassifications	(1,046)	(1,570)	87	(2,529)
Reclassification to (earnings) loss	—	(86)	(308)	(394)
Net current-period other comprehensive income (loss)	$(1,046)	$(1,656)	$(221)	$(2,923)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)

Other comprehensive income (loss) before reclassifications	5,671	114	(506)	5,279
Reclassification to (earnings) loss	—	713	(324)	389
Net current-period other comprehensive income (loss)	5,671	827	(830)	5,668
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2021	2020	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$(814)	$64	Cost of Sales
	—	—	Non-operating income (expense), net
	101	22	Benefit (Provision) for Income Taxes
	$(713)	$86	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$428	$406	Non-operating income
	(104)	(98)	Benefit (Provision) for Income Taxes
	$324	$308	Net of Tax

Total Reclassifications for the Period	$(389)	$394	Net of Tax
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2021.
(b)     Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)     Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Corporate Governance at Kimball Electronics.”
Information about Our Executive Officers
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information about our Executive Officers also appears in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Compensation Discussion and Analysis.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Delinquent Section 16(a) Reports.”
Code of Ethics
Kimball Electronics has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on the Company’s website at http://investors.kimballelectronics.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the captions “Corporate Governance at Kimball Electronics,” “Compensation Discussion and Analysis,” “Report of the Compensation and Governance Committee,” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Equity Compensation Plans Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 9, 2021 under the caption “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2021	72

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.	8-K		2.1	11/3/2014
2.2(c)(d)	Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of May 11, 2018	10-K	6/30/2018	2.2	8/28/2018
2.3	Amendment Number One to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of July 12, 2018	10-Q	12/31/2018	2.1	2/7/2019
2.4(c)	Amendment Number Two to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of September 14, 2018	10-Q	12/31/2018	2.2	2/7/2019
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	2/18/2021
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	Form of Employment Agreement	8-K		10.1	6/30/2017
10.2(a)	2014 Stock Option and Incentive Plan	S-8		4.3	10/30/2014
10.3	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc.	8-K		10.1	11/3/2014
10.4(a)	Description of the Kimball Electronics, Inc. 2019 Profit Sharing Incentive Bonus Plan	8-K		10.1	11/12/2019
10.5(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.6(a)	Form of Long-Term Performance Share Award Agreement, as amended June 29, 2016, to be used for Long-Term Performance Share Awards granted on or subsequent to June 29, 2016	8-K		10.1	6/27/2016
10.7(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.8(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.2	10/25/2016
10.9	Amended and Restated Credit Agreement among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	8/1/2018
10.10(a)	Form of Long-Term Performance Share Award Agreement	8-K		10.1	7/6/2021

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
10.11(a)	Kimball Electronics, Inc. Executive Severance and Change in Control Plan	8-K		10.2	7/6/2021
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
(a)    Constitutes management contract or compensatory arrangement
(b)    In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and 32.2 will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(c)    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will supplementally furnish any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.
(d)    Confidential treatment has been requested and granted as to certain portions of this Exhibit.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ JANA T. CROOM
Jana T. Croom
Vice President,
Chief Financial Officer
August 27, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 27, 2021

/s/ JANA T. CROOM
Jana T. Croom
Vice President,
Chief Financial Officer
August 27, 2021

/s/ ADAM M. BAUMANN
Adam M. Baumann
Corporate Controller,
(functioning as Principal Accounting Officer)
August 27, 2021

Signature	Signature

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

ROBERT J. PHILLIPPY *	GREGORY A. THAXTON *
Robert J. Phillippy	Gregory A. Thaxton
Director	Director

HOLLY A. VAN DEURSEN *	MICHELE A. M. HOLCOMB, PhD *
Holly A. Van Deursen	Michele A. M. Holcomb, PhD
Director	Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2021	/s/ DONALD D. CHARRON
Donald D. Charron
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2021
Valuation Allowances:
Receivables	$523	$(163)	$(9)	$(174)	$177
Deferred Tax Asset	$1,637	$165	$—	$—	$1,802
Year Ended June 30, 2020
Valuation Allowances:
Receivables	$270	$265	$(5)	$(7)	$523
Deferred Tax Asset	$658	$979	$—	$—	$1,637
Year Ended June 30, 2019
Valuation Allowances:
Receivables	$482	$184	$14	$(410)	$270
Deferred Tax Asset	$638	$20	$—	$—	$658