Form 10-Q
period 2021-09-30
Kimball Electronics, Inc.
filed 2021-11-04
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 22, 2021 was 25,100,911 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$89,324	$106,442
Receivables, net of allowances of $181 and $177, respectively	176,881	203,382
Contract assets	46,080	45,863
Inventories	262,125	200,386
Prepaid expenses and other current assets	27,773	27,320
Total current assets	602,183	583,393
Property and Equipment, net of accumulated depreciation of $269,008 and $264,907, respectively	166,085	163,251
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $36,651 and $35,813, respectively	16,606	17,008
Other Assets	41,381	38,398
Total Assets	$838,266	$814,061

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$32,636	$26,214
Accounts payable	247,175	216,544
Accrued expenses	46,772	58,016
Total current liabilities	326,583	300,774
Other Liabilities:
Long-term debt under credit facilities, less current portion	40,000	40,000
Long-term income taxes payable	7,812	8,854
Other long-term liabilities	24,057	22,461
Total other liabilities	71,869	71,315
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	306,086	308,123
Retained earnings	211,533	208,969
Accumulated other comprehensive loss	(9,149)	(4,883)
Treasury stock, at cost:
Shares: 4,329,000 and 4,473,000, respectively	(68,656)	(70,237)
Total Share Owners’ Equity	439,814	441,972
Total Liabilities and Share Owners’ Equity	$838,266	$814,061

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2021	2020
Net Sales	$292,717	$331,749
Cost of Sales	277,117	301,166
Gross Profit	15,600	30,583
Selling and Administrative Expenses	12,204	13,117
Other General Income	(1,384)	(341)
Operating Income	4,780	17,807
Other Income (Expense):
Interest income	24	7
Interest expense	(395)	(823)
Non-operating income (expense), net	(878)	2,951
Other income (expense), net	(1,249)	2,135
Income Before Taxes on Income	3,531	19,942
Provision for Income Taxes	967	3,131
Net Income	$2,564	$16,811

Earnings Per Share of Common Stock:
Basic	$0.10	$0.67
Diluted	$0.10	$0.66

Average Number of Shares Outstanding:
Basic	25,145	25,153
Diluted	25,301	25,270

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$2,564			$16,811
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,953)	$—	$(2,953)	$4,412	$—	$4,412
Postemployment actuarial change	37	(15)	22	(5)	4	(1)
Derivative gain (loss)	(1,561)	317	(1,244)	(625)	82	(543)
Reclassification to (earnings) loss:
Derivatives	(101)	59	(42)	738	(148)	590
Amortization of actuarial change	(64)	15	(49)	(97)	23	(74)
Other comprehensive income (loss)	$(4,642)	$376	$(4,266)	$4,423	$(39)	$4,384
Total comprehensive income (loss)			$(1,702)			$21,195

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2021	2020
Cash Flows From Operating Activities:
Net income	$2,564	$16,811
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	8,908	8,314
Loss on sales of assets	10	20
Deferred income taxes	820	(3,149)
Stock-based compensation	1,128	937
Other, net	(695)	1,553
Change in operating assets and liabilities:
Receivables	25,718	(15,124)
Contract assets	(217)	162
Inventories	(62,840)	18,727
Prepaid expenses and other assets	(2,368)	(712)
Accounts payable	32,335	(9,885)
Accrued expenses and taxes payable	(13,550)	3,047
Net cash (used for) provided by operating activities	(8,187)	20,701
Cash Flows From Investing Activities:
Capital expenditures	(12,541)	(8,142)
Proceeds from sales of assets	36	201
Purchases of capitalized software	(182)	(396)
Other, net	(181)	15
Net cash used for investing activities	(12,868)	(8,322)
Cash Flows From Financing Activities:
Net change in revolving credit facilities	6,536	(7,973)
Settlements on previous year acquisition	—	2,957
Payments related to tax withholding for stock-based compensation	(1,571)	(771)
Net cash provided by (used for) financing activities	4,965	(5,787)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,028)	1,793
Net (Decrease) Increase in Cash and Cash Equivalents	(17,118)	8,385
Cash and Cash Equivalents at Beginning of Period	106,442	64,990
Cash and Cash Equivalents at End of Period	$89,324	$73,375
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$5,509	$1,969
Interest expense	$349	$1,046
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,606	$1,012

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		2,564			2,564
Other comprehensive income (loss)			(4,266)		(4,266)
Compensation expense related to stock compensation plans	1,116				1,116
Performance share issuance (144,000 shares)	(3,153)			1,581	(1,572)
Amounts at September 30, 2021	$306,086	$211,533	$(9,149)	$(68,656)	$439,814

Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		16,811			16,811
Other comprehensive income (loss)			4,384		4,384
Compensation expense related to stock compensation plans	923				923
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Amounts at September 30, 2020	$305,207	$168,989	$(6,167)	$(67,317)	$400,712

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2021 and June 30, 2021, results of operations for the three months ended September 30, 2021 and 2020, cash flows for the three months ended September 30, 2021 and 2020, and share owners’ equity for the three months ended September 30, 2021 and 2020. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2021 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Certain prior period amounts have been reclassified to conform to current period presentation in the Condensed Consolidated Statements of Cash Flow within the Cash Flows from Operating Activities section. Deferred tax valuation allowance is now included with Deferred income taxes while the other deferred charges have been reclassified to Other, net.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2021 and 2020, we sold, without recourse, $62.1 million and $91.1 million of accounts receivable, respectively. Factoring fees were less than $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled less than $0.1 million at September 30, 2021 and June 30, 2021, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2021 and 2020 were less than $0.1 million and $1.1 million, respectively.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of September 30, 2021, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.4 million at September 30, 2021 and $1.6 million at June 30, 2021. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Other General Income:
Other General Income in the three months ended September 30, 2021 and September 30, 2020 included $1.4 million and $0.3 million, respectively, of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Foreign currency/derivative gain (loss)	$(572)	$2,422
Gain (loss) on SERP investments	(87)	550
Other	(219)	(21)
Non-operating income (expense), net	$(878)	$2,951
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of September 30, 2021 and June 30, 2021, the remaining provision recorded for the one-time deemed repatriation tax was $8.9 million and $9.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of September 30, 2021, $1.1 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.

New Accounting Standards:
Adopted in fiscal year 2022:
In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes, intended to simplify various aspects related to the accounting for income taxes. We adopted this standard effective July 1, 2021, the beginning of our first quarter of fiscal year 2022, and the adoption did not have a material effect on our condensed consolidated financial statements.
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
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020
Vertical Markets:
Automotive	$129.4	$118.3
Medical	85.0	127.1
Industrial	63.9	70.0
Public Safety	11.1	13.3
Other	3.3	3.0
Total net sales	$292.7	$331.7
For the three months ended September 30, 2021 and 2020, approximately 95% and 88% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $46.1 million and $45.9 million as of September 30, 2021 and June 30, 2021, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $10.7 million and $7.6 million as of September 30, 2021 and June 30, 2021, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2021	June 30, 2021
Finished products	$816	$769
Work-in-process	4,638	5,149
Raw materials	256,671	194,468
Total inventory	$262,125	$200,386

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(2,953)	(1,244)	22	(4,175)
Reclassification to (earnings) loss	—	(42)	(49)	(91)
Net current-period other comprehensive income (loss)	(2,953)	(1,286)	(27)	(4,266)
Balance at September 30, 2021	$(5,176)	$(3,713)	$(260)	$(9,149)

Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	4,412	(543)	(1)	3,868
Reclassification to (earnings) loss	—	590	(74)	516
Net current-period other comprehensive income (loss)	4,412	47	(75)	4,384
Balance at September 30, 2020	$(3,482)	$(3,207)	$522	$(6,167)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2021	2020
Derivative gain (loss) (1)	$101	$(738)	Cost of Sales
	(59)	148	Benefit (Provision) for Income Taxes
	$42	$(590)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	64	97	Non-operating income (expense), net
	(15)	(23)	Benefit (Provision) for Income Taxes
	$49	$74	Net of Tax
Total reclassifications for the period	$91	$(516)	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
The Company provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. Product warranty liability is recorded in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Changes in the product warranty liability for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Product warranty liability at the beginning of the period	$610	$647
Additions to warranty accrual (including changes in estimates)	(34)	249
Settlements made (in cash or in kind)	—	(2)
Product warranty liability at the end of the period	$576	$894

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2021	September 30, 2021	June 30, 2021
Primary credit facility (1)	$81.6	$68.0	$62.7
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	6.0	4.6	3.5
Poland revolving credit facility	5.8	—	—
Total credit facilities	$93.5	$72.6	$66.2
Less: current portion		$(32.6)	$(26.2)
Long-term debt under credit facilities, less current portion (2)		$40.0	$40.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both September 30, 2021 and June 30, 2021.
(2)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2021 and June 30, 2021 was 2.1% and 2.0%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.

Recurring Fair Value Measurements:
As of September 30, 2021 and June 30, 2021, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,359	1,359
Trading securities: mutual funds held in nonqualified SERP	12,596	—	12,596
Total assets at fair value	$14,136	$1,359	$15,495
Liabilities
Derivatives: foreign exchange contracts	$—	$3,048	$3,048
Total liabilities at fair value	$—	$3,048	$3,048

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,468	1,468
Trading securities: mutual funds held in nonqualified SERP	12,644	—	12,644
Total assets at fair value	$14,184	$1,468	$15,652
Liabilities
Derivatives: foreign exchange contracts	$—	$1,702	$1,702
Total liabilities at fair value	$—	$1,702	$1,702
We had no level 3 assets or liabilities at September 30, 2021 and June 30, 2021.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2021, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $46.0 million and to hedge currencies against the Euro in the aggregate notional amount of 49.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2021, we estimate that approximately $2.4 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2021 and June 30, 2021.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2021	June 30, 2021	Balance Sheet Location	September 30, 2021	June 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$504	$1,158	Accrued expenses	$2,660	$1,549

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	855	310	Accrued expenses	388	153
Total derivatives		$1,359	$1,468		$3,048	$1,702
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(1,561)	$(625)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2021	2020
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$101	$(738)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$73	$(921)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$174	$(1,659)

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2021 and 2020 was approximately $(0.1) million and $0.2 million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	September 30, 2021	June 30, 2021
SERP investments - current asset	$3,054	$3,095
SERP investments - other long-term asset	9,542	9,549
Total SERP investments	$12,596	$12,644

SERP obligation - current liability	$3,054	$3,095
SERP obligation - other long-term liability	9,542	9,549
Total SERP obligation	$12,596	$12,644
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the three months ended September 30, 2021 and 2020.

Note 11. Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “Plan”) allows for the issuance of up to 4.5 million shares and may be granted in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024.
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.

During the first three months of fiscal year 2022, the following stock compensation was granted under the Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	287,312	$23.41
(1) Long-term performance share awards were granted to officers and other key employees. These annual performance share awards were approved by the Compensation and Governance Committee of the Board. Beginning with awards granted in fiscal year 2022 that will vest in fiscal year 2025, awards cliff vest at the third anniversary of the award date. To avoid a gap in the vesting of awards due to the transition from grants that vested annually in three equal installments to ones that vest after three years, two smaller bridge awards were also granted for fiscal year 2022 and fiscal year 2022-2023 performance periods. The bridge award for the fiscal year 2022 performance period cliff vests at the first anniversary of the grant. The bridge award for the fiscal year 2022-2023 performance period cliff vests at the second anniversary of the grant. The award for the fiscal year 2022-2024 performance period, and future performance share awards, cliff vest at the third anniversary of the grant.

Under these awards, a number of shares will be issued to each participant based upon a combination of a profitability attainment component, based on the Company’s operating income plan, and a growth attainment component, based on the Company’s growth in sales revenue, comparing its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The number of shares issued will be less than the targeted shares issuable if the Company does not reach 100% of one or both of the above-mentioned performance metrics, and could be zero if the Company does not reach the required minimum thresholds of either metric. The number of shares issued will exceed the number of targeted shares issuable (up to a maximum of 125%) if the Company exceeds 100% of one or both of the above-mentioned incentive metrics.
(2) The grant date fair value is based on the stock price at the date of the grant.
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	September 30, 2021	June 30, 2021

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	September 30, 2021			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$33,210	$29,050	$4,160	$32,774	$28,751	$4,023
Customer Relationships	8,618	2,646	5,972	8,618	2,520	6,098
Technology	5,060	3,044	2,016	5,060	2,790	2,270
Trade Name	6,369	1,911	4,458	6,369	1,752	4,617
Other Intangible Assets	$53,257	$36,651	$16,606	$52,821	$35,813	$17,008
During the three months ended September 30, 2021 and 2020, amortization expense of other intangible assets was $0.9 million and $0.8 million, respectively.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.

Note 13. Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time.
During the three months ended September 30, 2021, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $79.7 million of common stock at an average cost of $14.95 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2021	2020
Basic and Diluted Earnings Per Share:
Net Income	$2,564	$16,811
Less: Net Income allocated to participating securities	4	22
Net Income allocated to common Share Owners	$2,560	$16,789

Basic weighted average common shares outstanding	25,145	25,153
Dilutive effect of average outstanding stock compensation awards	156	117
Dilutive weighted average shares outstanding	25,301	25,270

Earnings Per Share of Common Stock:
Basic	$0.10	$0.67
Diluted	$0.10	$0.66

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2021.
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
The Worldwide Manufacturing Services Market - 2021 Edition, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2025. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 3.4% over the next five years, with the EMS industry projected to grow at a CAGR of 7.1%. We have a long-term compound annual growth rate target of 8%.
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

The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which were especially challenging in the current quarter. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results; however, the duration or severity of the component shortages is unknown, and its financial impact on our future results cannot be reasonably estimated but could continue to be material.
Sales to customers in the automotive market for the current fiscal year quarter improved by 9% when compared to the first quarter of fiscal year 2021; however, sales to customers in the automotive market experienced a 9% sequential decrease compared to the fourth quarter of fiscal year 2021, largely driven by the current shortage of semiconductors and its continuing impact on global automobile production. We anticipate demand from customers in the automotive market to remain strong during fiscal year 2022, but we expect a stronger second half of fiscal year 2022 than the first half as we expect the supply to catch up with the demand. In the medical market, sales were lower in the current fiscal year quarter when compared to the first quarter of fiscal year 2021, which experienced a record sales quarter due to the significant increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products, as a direct result of COVID-19. Sales in the medical market have since returned to the pre-COVID-19 levels. In the industrial market, we had lower sales in the current fiscal year quarter in large part due to lower demand for smart metering products and lower end market demand for climate control products. Sales to customers in the public safety market were lower in the current fiscal year quarter compared to the first quarter of fiscal year 2021 primarily due to material availability issues and reduced demand driven by the COVID-19 pandemic.
We have a strong focus on cost control balanced with managing the future growth prospects of our business and growing backlog of orders due to the global component shortage and logistical challenges. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through our recently announced capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet, which included a current ratio of 1.8, a debt-to-equity ratio of 0.2, and Share Owners’ equity of $440 million at September 30, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $183 million at September 30, 2021.
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

•Risk factors within our business include, but are not limited to, general economic and market conditions, component availability, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

	Three Months Ended
	September 30
Customer Service Years	2021	2020
More than 10 Years
% of Net Sales	78%	79%
# of Customers	34	30
5 to 10 Years
% of Net Sales	18%	11%
# of Customers	22	19
Less than 5 Years
% of Net Sales	4%	10%
# of Customers	15	21
Total
% of Net Sales	100%	100%
# of Customers	71	70

Financial Overview

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$292.7		$331.7		(12)%
Gross Profit	$15.6	5.3%	$30.6	9.2%	(49)%
Selling and Administrative Expenses	12.2	4.2%	13.1	3.9%	(7)%
Other General Income	1.4		0.3
Operating Income	4.8	1.6%	17.8	5.4%	(73)%
Other Income (Expense)	(1.2)		2.1
Provision for Income Taxes	1.0		3.1
Net Income	$2.6		$16.8		(85)%
Diluted Earnings per Share	$0.10		$0.66		(85)%
Open Orders	$749.3		$349.8		114%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020	% Change
Automotive	$129.4	$118.3	9%
Medical	85.0	127.1	(33)%
Industrial	63.9	70.0	(9)%
Public Safety	11.1	13.3	(16)%
Other	3.3	3.0	7%
Total Net Sales	$292.7	$331.7	(12)%
First quarter fiscal year 2022 consolidated net sales decreased compared to the first quarter fiscal year 2021. Foreign currency fluctuations had a favorable impact of 1% on net sales in the current quarter compared to the first quarter of fiscal year 2021. All end market verticals have been unfavorably impacted by the component shortages. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market during the first quarter of fiscal year 2022 increased 9% compared to the first quarter of fiscal year 2021. This increase is largely due to the ramp-up of certain programs, including programs for fully electric vehicles, which was partially offset by the unfavorable impact of component shortages.
•Sales to customers in the medical market declined in the first quarter of fiscal year 2022 when compared to the first quarter of fiscal year 2021 as first quarter fiscal year 2021 sales benefited from the temporary increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment. Partially offsetting this decrease is an increase in demand for non-critical medical products.
•Sales to customers in the industrial market decreased in the first quarter of fiscal year 2022 when compared to the first quarter of fiscal year 2021, primarily due to lower demand from smart metering products and lower end market demand for climate control products, which were partially offset by the ramp-up of certain products.
•Sales to customers in the public safety market declined in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 due to material availability issues and reduced demand driven by the COVID-19 pandemic.
A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2021	2020
Nexteer Automotive	17%	15%
Philips	14%	23%

Open orders were up 114% as of September 30, 2021 compared to September 30, 2020, primarily from an increase in the automotive and medical verticals. The increase in open orders in both the automotive market and the medical market is driven by the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of September 30, 2021 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Additionally, COVID-19 and the component shortages could impact the timing and certainty of fulfillment of open orders.
Gross profit as a percent of net sales in the first quarter of fiscal year 2022 declined when compared to the first quarter of fiscal year 2021 primarily due to lower volume, increased freight cost driven by the component shortages, wage inflation, and higher labor costs as a percent of sales as we are retaining our workforce to be well-positioned for the anticipated growth this fiscal year. The factors were partially offset by lower profit-sharing incentive bonus expense.
Selling and administrative expenses increased as a percent of net sales but decreased in absolute dollars in the first quarter of fiscal year 2022 when compared to the first quarter of fiscal year 2021. The selling and administrative expenses decreased in absolute dollars primarily from lower profit-sharing incentive bonus expense and the decrease in the fair value of the liability for the supplemental employee retirement plan (“SERP”). The lower net sales and higher salary and related payroll costs were the primary drivers for the increase as a percent of net sales in the current fiscal year first quarter.

Other General Income in the three months ended September 30, 2021 and 2020 included $1.4 million and $0.3 million, respectively, of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Interest income	$24	$7
Interest expense	(395)	(823)
Foreign currency/derivative gain (loss)	(572)	2,422
Gain (loss) on SERP investments	(87)	550
Other	(219)	(21)
Other income (expense), net	$(1,249)	$2,135
Interest expense has decreased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to lower interest rates and lower borrowings on credit facilities. The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the period. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first three months ended September 30, 2021 and September 30, 2020 was $1.0 million, or 27.4% of income before taxes on income, and $3.1 million, or 15.7% of income before taxes on income, respectively. The increase in the effective tax rate was driven by the lower rate in the prior fiscal year first quarter, which was favorably impacted by a discrete income tax adjustment related to the reduction in our state tax valuation allowance for research and development credit carryforwards and a favorable mix of earnings in jurisdictions with rates lower than the U.S. statutory rate of 21.0%.
Comparing the balance sheet as of September 30, 2021 to June 30, 2021, Receivables decreased $26.5 million largely due to lower sales volumes. Our inventory balance increased $61.7 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received. Accounts payable increased $30.6 million due to the increased inventory purchases. Accrued expenses decreased $11.2 million primarily from a significant portion of accrued incentive compensation payments occurring during the first quarter.

Liquidity and Capital Resources
Working capital at September 30, 2021 was $275.6 million compared to working capital of $282.6 million at June 30, 2021. The current ratio was 1.8 at September 30, 2021 and 1.9 at June 30, 2021. The debt-to-equity ratio was 0.2 at September 30, 2021 and 0.1 at June 30, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $182.8 million at September 30, 2021 and $206.7 million at June 30, 2021.
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

	Three Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020
DSO	57	53	51
CAD	14	14	19
PDSOH	77	61	64
APD	75	64	58
CCD	73	64	76
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2022 and 2021.

	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020
Net cash (used for) provided by operating activities	$(8.2)	$20.7
Net cash used for investing activities	$(12.9)	$(8.3)
Net cash provided by (used for) financing activities	$5.0	$(5.8)
Cash Flows from Operating Activities
Net cash used for operating activities for the first three months of fiscal year 2022 was driven by changes in operating assets and liabilities. Net cash provided by operating activities in the first three months of the prior year was largely driven by net income adjusted for non-cash items. Changes in operating assets and liabilities used $20.9 million of cash in the first three months of fiscal year 2022 compared to $3.8 million of cash used in the first three months of the prior year.
The cash used of $20.9 million from changes in operating assets and liabilities in the first three months of fiscal year 2022 is largely due to an increase in inventory, which used cash of $62.8 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, and the decrease in accrued expenses and taxes payable, which used cash of $13.6 million from a significant portion of accrued incentive compensation payments occurring during the first quarter. Partially offsetting cash used by inventory and accrued expenses was an increase in accounts payable, which provided cash of $32.3 million largely resulting from increased inventory purchases, and a decrease in accounts receivable, which provided cash of $25.7 million primarily resulting from decreased sales volumes.
The cash used of $3.8 million from changes in operating assets and liabilities in the first three months of fiscal year 2021 was largely due to an increase in accounts receivable, which used cash of $15.1 million primarily resulting from increased sales volumes, and a decrease in accounts payable, which used cash of $9.9 million primarily from the payments on the higher inventory purchases at the end of the prior fiscal year to support increased production volumes. Partially offsetting cash used by accounts receivable and accounts payable was a decrease in inventories, which provided cash of $18.7 million primarily from the consumption of the higher inventory level at the end of the prior fiscal year to support the increased demand for medical assemblies and changes customers’ forecasts as a result of COVID-19.

Cash Flows from Investing Activities
For the first three months of fiscal years 2022 and 2021, net cash used for investing activities was $12.9 million and $8.3 million, respectively. During the first three months of fiscal year 2022, we invested $12.7 million into capital expenditures for expansions at our Thailand and Mexico facilities, capacity purposes, and to support new business awards. During the first three months of fiscal year 2021, we invested $8.5 million into capital expenditures primarily for machinery and equipment for capacity purposes and to support new business awards.
Cash Flows from Financing Activities
For the first three months of fiscal year 2022, net cash provided by financing activities of $5.0 million resulted largely from net borrowings on our credit facilities of $6.5 million, partially offset by remittance of tax withholdings on share-based payments. For the first three months of fiscal year 2021, net cash used by financing activities of $5.8 million resulted largely from net payments on our credit facilities of $8.0 million and the remittance of tax withholdings on share-based payments, which were partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition.
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
At September 30, 2021, we had $68.0 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $40.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2021, we had $62.7 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility, and $40.0 million were classified as long-term.
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
We were in compliance with the financial covenants during the first quarter ended September 30, 2021.

Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of September 30, 2021, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at September 30, 2021 exchange rates). We had no borrowings under this foreign credit facility as of September 30, 2021 or June 30, 2021.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.6 million at September 30, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $4.6 million in borrowings outstanding under this Netherlands revolving credit facility as of September 30, 2021 and $3.5 million as of June 30, 2021.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 5 million Euro (approximately $5.8 million at September 30, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of September 30, 2021 or June 30, 2021.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2021 and 2020, we sold, without recourse, $62.1 million and $91.1 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $93.5 million at September 30, 2021. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. In fiscal year 2021, we approved capacity expansions at our Thailand and Mexico facilities. We anticipate our Thailand facility expansion will be complete in the second half of fiscal year 2022 and the Mexico facility expansion will be complete in the beginning of fiscal year 2023. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At September 30, 2021, our capital expenditure commitments were approximately $30 million, consisting primarily of commitments for the expansion of our Mexico and Thailand facilities, capital related to new program wins, and capacity purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At September 30, 2021, our foreign entities held cash totaling $87.7 million. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.

The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $79.7 million of common stock under the Plan through September 30, 2021.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies such as the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2021.
Fair Value
During the first quarter of fiscal year 2022, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2021, we do not have any material off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2021. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2021.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2021. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on LIBOR. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. In March 2021, the administrator of LIBOR, the ICE Benchmark Administration, announced that it will cease publication of (i) the overnight and 1, 3, 6, and 12 months U.S. dollar LIBOR settings after June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 months U.S. dollar LIBOR settings, after December 31, 2021. If LIBOR is discontinued and we transition to a new rate, interest rates on our current or future indebtedness may be adversely affected. The Company is monitoring these developments.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2021.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
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
During the three months ended September 30, 2021, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $20.3 million at September 30, 2021.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	2/18/2021
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(a)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(a)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

(a) In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibit 32.1 and 32.2 will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
November 4, 2021

By:	/s/ JANA T. CROOM
Jana T. Croom Vice President, Chief Financial Officer
November 4, 2021