Form 10-Q
period 2021-12-31
Kimball Electronics, Inc.
filed 2022-02-08
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of January 26, 2022 was 25,108,691 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$56,738	$106,442
Receivables, net of allowances of $136 and $177, respectively	186,175	203,382
Contract assets	57,186	45,863
Inventories	304,194	200,386
Prepaid expenses and other current assets	28,469	27,320
Total current assets	632,762	583,393
Property and Equipment, net of accumulated depreciation of $272,170 and $264,907, respectively	179,046	163,251
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $37,543 and $35,813, respectively	15,893	17,008
Other Assets	43,513	38,398
Total Assets	$883,225	$814,061

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$63,038	$26,214
Accounts payable	254,987	216,544
Accrued expenses	49,441	58,016
Total current liabilities	367,466	300,774
Other Liabilities:
Long-term debt under credit facilities, less current portion	40,000	40,000
Long-term income taxes payable	7,812	8,854
Other long-term liabilities	22,780	22,461
Total other liabilities	70,592	71,315
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	307,996	308,123
Retained earnings	216,646	208,969
Accumulated other comprehensive loss	(10,877)	(4,883)
Treasury stock, at cost:
Shares: 4,324,000 and 4,473,000, respectively	(68,598)	(70,237)
Total Share Owners’ Equity	445,167	441,972
Total Liabilities and Share Owners’ Equity	$883,225	$814,061

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2021	2020	2021	2020
Net Sales	$315,264	$320,604	$607,981	$652,353
Cost of Sales	294,427	290,939	571,544	592,105
Gross Profit	20,837	29,665	36,437	60,248
Selling and Administrative Expenses	13,923	13,486	26,127	26,603
Other General Income	—	—	(1,384)	(341)
Operating Income	6,914	16,179	11,694	33,986
Other Income (Expense):
Interest income	11	26	35	33
Interest expense	(473)	(616)	(868)	(1,439)
Non-operating income (expense), net	253	3,001	(625)	5,952
Other income (expense), net	(209)	2,411	(1,458)	4,546
Income Before Taxes on Income	6,705	18,590	10,236	38,532
Provision for Income Taxes	1,592	3,528	2,559	6,659
Net Income	$5,113	$15,062	$7,677	$31,873

Earnings Per Share of Common Stock:
Basic	$0.20	$0.60	$0.30	$1.27
Diluted	$0.20	$0.60	$0.30	$1.26

Average Number of Shares Outstanding:
Basic	25,238	25,101	25,201	25,127
Diluted	25,282	25,171	25,283	25,265

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2021			December 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,113			$15,062
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,527)	$—	$(2,527)	$5,027	$—	$5,027
Postemployment actuarial change	(137)	41	(96)	(521)	160	(361)
Derivative gain (loss)	646	(148)	498	1,503	(400)	1,103
Reclassification to (earnings) loss:
Derivatives	537	(91)	446	304	(45)	259
Amortization of actuarial change	(65)	16	(49)	(167)	40	(127)
Other comprehensive income (loss)	$(1,546)	$(182)	$(1,728)	$6,146	$(245)	$5,901
Total comprehensive income (loss)			$3,385			$20,963

	Six Months Ended			Six Months Ended
	December 31, 2021			December 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,677			$31,873
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,480)	$—	$(5,480)	$9,439	$—	$9,439
Postemployment actuarial change	(100)	26	(74)	(526)	164	(362)
Derivative gain (loss)	(915)	169	(746)	878	(318)	560
Reclassification to (earnings) loss:
Derivatives	436	(32)	404	1,042	(193)	849
Amortization of actuarial change	(129)	31	(98)	(264)	63	(201)
Other comprehensive income (loss)	$(6,188)	$194	$(5,994)	$10,569	$(284)	$10,285
Total comprehensive income			$1,683			$42,158

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2021	2020
Cash Flows From Operating Activities:
Net income	$7,677	$31,873
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	15,955	16,762
(Gain) loss on sales of assets	(27)	61
Deferred income taxes	(8)	(4,505)
Stock-based compensation	2,997	1,844
Other, net	167	3,061
Change in operating assets and liabilities:
Receivables	15,185	(34,081)
Contract assets	(11,323)	8,781
Inventories	(106,861)	46,467
Prepaid expenses and other assets	(4,381)	(244)
Accounts payable	36,255	(1,112)
Accrued expenses and taxes payable	(12,099)	3,349
Net cash (used for) provided by operating activities	(56,463)	72,256
Cash Flows From Investing Activities:
Capital expenditures	(27,234)	(14,194)
Proceeds from sales of assets	266	224
Purchases of capitalized software	(629)	(481)
Other, net	(208)	34
Net cash used for investing activities	(27,805)	(14,417)
Cash Flows From Financing Activities:
Proceeds from credit facilities	25,000	—
Payments on credit facilities	—	(20,000)
Net change in revolving credit facilities	12,036	(12,623)
Settlements on previous year acquisition	—	2,957
Repurchases of common stock	—	(2,996)
Payments related to tax withholding for stock-based compensation	(1,571)	(771)
Net cash provided by (used for) financing activities	35,465	(33,433)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(901)	4,222
Net (Decrease) Increase in Cash and Cash Equivalents	(49,704)	28,628
Cash and Cash Equivalents at Beginning of Period	106,442	64,990
Cash and Cash Equivalents at End of Period	$56,738	$93,618
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,922	$7,670
Interest expense	$732	$1,626
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$8,244	$588

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2021	$306,086	$211,533	$(9,149)	$(68,656)	$439,814
Net income		5,113			5,113
Other comprehensive income (loss)			(1,728)		(1,728)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	1,843				1,843
Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167

Amounts at September 30, 2020	$305,207	$168,989	$(6,167)	$(67,317)	$400,712
Net income		15,062			15,062
Other comprehensive income (loss)			5,901		5,901
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	894				894
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		7,677			7,677
Other comprehensive income (loss)			(5,994)		(5,994)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	2,959				2,959
Performance share issuance (144,000 shares)	(3,153)			1,581	(1,572)
Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167

Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		31,873			31,873
Other comprehensive income (loss)			10,285		10,285
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	1,817				1,817
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2021 and June 30, 2021, results of operations for the three and six months ended December 31, 2021 and 2020, cash flows for the six months ended December 31, 2021 and 2020, and share owners’ equity for the three and six months ended December 31, 2021 and 2020. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2021 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Certain prior period amounts have been reclassified to conform to current period presentation in the Condensed Consolidated Statements of Cash Flow within the Cash Flows from Operating Activities section. Deferred tax valuation allowance is now included with Deferred income taxes while the other deferred charges have been reclassified to Other, net.
Change in Estimates:
The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment. If the assessment indicates that the assets will continue to be used for a longer period than previously anticipated, the useful life of the assets is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the assets’ current carrying values over their revised remaining useful lives.
The most recent review indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the three and six months ended December 31, 2021 were a decrease in depreciation expense of $1.7 million, an increase in net income of $1.3 million, and an increase to basic and diluted earnings per share by $0.05.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2021 and 2020, we sold, without recourse, $125.3 million and $186.0 million of accounts receivable, respectively. Factoring fees were $0.3 million for the three months ended December 31, 2021 and 2020, and $0.5 million and $0.7 million during the six months ended December 31, 2021 and 2020, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. We did not hold any drafts at December 31, 2021, and the drafts totaled less than $0.1 million at June 30, 2021. These drafts were reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts were sold at a discount, transferred in settlement of current accounts payable, or cash was received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the six months ended December 31, 2021 and 2020 were less than $0.1 million and $1.7 million, respectively.

Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of December 31, 2021, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.6 million at December 31, 2021 and $1.6 million at June 30, 2021. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the six months ended December 31, 2021 and 2020 included $1.4 million and $0.3 million, respectively, of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Foreign currency/derivative gain (loss)	$(128)	$2,545	$(700)	$4,967
Gain on SERP investments	402	811	315	1,361
Adjustments after measurement period of GES acquisition	—	(282)	—	(282)
Other	(21)	(73)	(240)	(94)
Non-operating income (expense), net	$253	$3,001	$(625)	$5,952
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of December 31, 2021 and June 30, 2021, the remaining provision recorded for the one-time deemed repatriation tax was $8.9 million and $9.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of December 31, 2021, $1.1 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
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
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2021	2020	2021	2020
Vertical Markets:
Automotive	$139.0	$151.9	$268.4	$270.1
Medical	89.8	87.1	174.8	214.3
Industrial	71.8	67.7	135.7	137.8
Public Safety	10.8	10.5	21.9	23.8
Other	3.9	3.4	7.2	6.4
Total net sales	$315.3	$320.6	$608.0	$652.4
For the three months ended December 31, 2021 and 2020, approximately 95% and 85% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the six months ended December 31, 2021 and 2020, approximately 95% and 86% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $57.2 million and $45.9 million as of December 31, 2021 and June 30, 2021, respectively.

In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling, material price variances, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $13.4 million and $7.6 million as of December 31, 2021 and June 30, 2021, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2021	June 30, 2021
Finished products	$1,030	$769
Work-in-process	5,148	5,149
Raw materials	298,016	194,468
Total inventory	$304,194	$200,386
Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(5,480)	(746)	(74)	(6,300)
Reclassification to (earnings) loss	—	404	(98)	306
Net current-period other comprehensive income (loss)	(5,480)	(342)	(172)	(5,994)
Balance at December 31, 2021	$(7,703)	$(2,769)	$(405)	$(10,877)

Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	9,439	560	(362)	9,637
Reclassification to (earnings) loss	—	849	(201)	648
Net current-period other comprehensive income (loss)	9,439	1,409	(563)	10,285
Balance at December 31, 2020	$1,545	$(1,845)	$34	$(266)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Derivative gain (loss) (1)	$(537)	$(304)	$(436)	$(1,042)	Cost of Sales
	91	45	32	193	Benefit (Provision) for Income Taxes
	$(446)	$(259)	$(404)	$(849)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	65	167	129	264	Non-operating income (expense), net
	(16)	(40)	(31)	(63)	Benefit (Provision) for Income Taxes
	$49	$127	$98	$201	Net of Tax
Total reclassifications for the period	$(397)	$(132)	$(306)	$(648)	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. Product warranty liability is recorded in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Changes in the product warranty liability for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2021	2020
Product warranty liability at the beginning of the period	$610	$647
Additions to warranty accrual (including changes in estimates)	(37)	141
Settlements made (in cash or in kind)	(4)	(14)
Product warranty liability at the end of the period	$569	$774

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Unused Borrowings at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	December 31, 2021	December 31, 2021	June 30, 2021
Primary credit facility (1)	$51.1	$98.5	$62.7
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	5.9	4.5	3.5
Poland revolving credit facility	5.7	—	—
Total credit facilities	$62.8	$103.0	$66.2
Less: current portion		$(63.0)	$(26.2)
Long-term debt under credit facilities, less current portion (2)		$40.0	$40.0
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
On November 8, 2021, the primary facility was amended to provide, among other things, (1) the interest rate calculation method will generally transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) on the transition date of December 31, 2021 on applicable borrowings; (2) the Eurocurrency borrowings are replaced with Term Benchmark borrowings; (3) if any Term Benchmark borrowing is denominated Euros, the Euro Interbank Offered Rate (“EURIBOR”) shall be utilized; and (4) all ABR borrowings will be denominated in U.S. Dollars.
The interest rate on borrowings is dependent on the type and currencies of borrowings and will be one of the following options:
•prior to the transition date of December 31, 2021, any Term Benchmark borrowing denominated in U.S. Dollars will utilize LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•after the transition date of December 31, 2021, any existing or future Term Benchmark borrowing denominated in U.S. Dollars will utilize SOFR which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both December 31, 2021 and June 30, 2021.
(2)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at both December 31, 2021 and June 30, 2021 was 2.0%.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.

Recurring Fair Value Measurements:
As of December 31, 2021 and June 30, 2021, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,308	1,308
Trading securities: mutual funds held in nonqualified SERP	13,041	—	13,041
Total assets at fair value	$14,581	$1,308	$15,889
Liabilities
Derivatives: foreign exchange contracts	$—	$2,091	$2,091
Total liabilities at fair value	$—	$2,091	$2,091

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,468	1,468
Trading securities: mutual funds held in nonqualified SERP	12,644	—	12,644
Total assets at fair value	$14,184	$1,468	$15,652
Liabilities
Derivatives: foreign exchange contracts	$—	$1,702	$1,702
Total liabilities at fair value	$—	$1,702	$1,702
We had no level 3 assets or liabilities at December 31, 2021 and June 30, 2021.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2021. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2021, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $43.8 million and to hedge currencies against the Euro in the aggregate notional amount of 43.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2021, we estimate that approximately $0.9 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2021 and June 30, 2021.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2021	June 30, 2021	Balance Sheet Location	December 31, 2021	June 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$573	$1,158	Accrued expenses	$1,293	$1,549

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	735	310	Accrued expenses	798	153
Total derivatives		$1,308	$1,468		$2,091	$1,702
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$646	$1,503	$(915)	$878
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2021	2020	2021	2020
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(537)	$(304)	$(436)	$(1,042)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(115)	$(1,619)	$(42)	$(2,540)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(652)	$(1,923)	$(478)	$(3,582)

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the six months ended December 31, 2021 and 2020 was approximately $(0.2) million and $0.8 million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	December 31, 2021	June 30, 2021
SERP investments - current asset	$3,638	$3,095
SERP investments - other long-term asset	9,403	9,549
Total SERP investments	$13,041	$12,644

SERP obligation - current liability	$3,638	$3,095
SERP obligation - other long-term liability	9,403	9,549
Total SERP obligation	$13,041	$12,644
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the six months ended December 31, 2021 and 2020.

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

During the first six months of fiscal year 2022, the following stock compensation was granted under the Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	287,312	$23.41

Unrestricted shares (3)	2nd Quarter	5,027	$24.87

Deferred share units (4)	2nd Quarter	34,480	$24.87
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
(3) Unrestricted shares were awarded to a non-employee member of the Board as compensation for the portion of their annual retainer fees resulting from their election to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
(4) Deferred share units were awarded to non-employee members of the Board as compensation for the portion of their annual retainer fees resulting from their elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a Director’s retirement or termination from the Board or death.
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	December 31, 2021	June 30, 2021

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011

A summary of other intangible assets subject to amortization is as follows:

	December 31, 2021			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$33,389	$29,402	$3,987	$32,774	$28,751	$4,023
Customer Relationships	8,618	2,772	5,846	8,618	2,520	6,098
Technology	5,060	3,298	1,762	5,060	2,790	2,270
Trade Name	6,369	2,071	4,298	6,369	1,752	4,617
Other Intangible Assets	$53,436	$37,543	$15,893	$52,821	$35,813	$17,008
During the three months ended December 31, 2021 and 2020, amortization expense of other intangible assets was $0.9 million and $0.8 million, respectively. During the six months ended December 31, 2021 and 2020, amortization expense of other intangible assets was $1.7 million and $1.6 million, respectively.
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
During the six months ended December 31, 2021, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $79.7 million of common stock at an average cost of $14.95 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Basic and Diluted Earnings Per Share:
Net Income	$5,113	$15,062	$7,677	$31,873
Less: Net Income allocated to participating securities	7	21	11	44
Net Income allocated to common Share Owners	$5,106	$15,041	$7,666	$31,829

Basic weighted average common shares outstanding	25,238	25,101	25,201	25,127
Dilutive effect of average outstanding stock compensation awards	44	70	82	138
Dilutive weighted average shares outstanding	25,282	25,171	25,283	25,265

Earnings Per Share of Common Stock:
Basic	$0.20	$0.60	$0.30	$1.27
Diluted	$0.20	$0.60	$0.30	$1.26

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

The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which were especially challenging in the current first half of the fiscal year. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results; however, the duration or severity of the component shortages is unknown.

COVID-19 interruptions and supply chain restraints have also resulted in an industry-wide inflation of components, labor, freight, and other operating costs. Through contractual pricing arrangements and negotiations with our customers, we have been able to mitigate a majority of these cost increases; however, our profitability has been impacted in the short term, and the financial impact on our future results cannot be reasonably estimated but could continue to be material.
Sales to customers in the automotive market for the current fiscal year quarter declined by 8% when compared to the record sales experienced in the second quarter of fiscal year 2021, largely driven by the current shortage of semiconductors and its continuing impact on global automobile production. However, sales to customers in the automotive market experienced a 7% sequential increase compared to the first quarter of fiscal year 2022, largely driven by the ramp-up of certain products. We anticipate demand from customers in the automotive market to remain strong and expect a stronger second half of fiscal year 2022 than the first half as we expect the supply to catch up with the demand and the launch of new programs. In the medical market, sales were slightly higher in the current fiscal year quarter when compared to the second quarter of fiscal year 2021 primarily due to the launch and ramp-up of new products. In the industrial market, we had higher sales in the current fiscal year quarter in large part due to higher end market demand for climate control products and smart metering products. Sales to customers in the public safety market were slightly higher in the current fiscal year quarter compared to the second quarter of fiscal year 2021.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.7, a debt-to-equity ratio of 0.2, and Share Owners’ equity of $445 million at December 31, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $120 million at December 31, 2021.
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

•Risk factors within our business include, but are not limited to, general economic and market conditions, component availability, logistical challenges, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

	Six Months Ended
	December 31
Customer Service Years	2021	2020
More than 10 Years
% of Net Sales	78%	79%
# of Customers	35	30
5 to 10 Years
% of Net Sales	17%	17%
# of Customers	21	22
Less than 5 Years
% of Net Sales	5%	4%
# of Customers	12	18
Total
% of Net Sales	100%	100%
# of Customers	68	70

Financial Overview

	At or for the
	Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$315.3		$320.6		(2)%
Gross Profit	$20.8	6.6%	$29.7	9.3%	(30)%
Selling and Administrative Expenses	13.9	4.4%	13.5	4.3%	3%
Operating Income	6.9	2.2%	16.2	5.0%	(57)%
Other Income (Expense)	(0.2)		2.4
Provision for Income Taxes	1.6		3.5
Net Income	$5.1		$15.1		(66)%
Diluted Earnings per Share	$0.20		$0.60		(67)%
Open Orders	$770.8		$433.8		78%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2021	as a % of Net Sales	2020	as a % of Net Sales	% Change
Net Sales	$608.0		$652.4		(7)%
Gross Profit	$36.4	6.0%	$60.2	9.2%	(40)%
Selling and Administrative Expenses	26.1	4.3%	26.5	4.1%	(2)%
Other General Income	1.4		0.3
Operating Income	11.7	1.9%	34.0	5.2%	(66)%
Other Income (Expense)	(1.4)		4.6
Provision for Income Taxes	2.6		6.7		(62)%
Net Income	$7.7		$31.9		(76)%
Diluted Earnings per Share	$0.30		$1.26		(76)%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2021	2020	% Change	2021	2020	% Change
Automotive	$139.0	$151.9	(8)%	$268.4	$270.1	(1)%
Medical	89.8	87.1	3%	174.8	214.3	(18)%
Industrial	71.8	67.7	6%	135.7	137.8	(1)%
Public Safety	10.8	10.5	3%	21.9	23.8	(8)%
Other	3.9	3.4	17%	7.2	6.4	12%
Total Net Sales	$315.3	$320.6	(2)%	$608.0	$652.4	(7)%
Second quarter and year-to-date fiscal year 2022 consolidated net sales decreased compared to the second quarter and year-to-date period of fiscal year 2021. The impact from foreign currency fluctuations was less than 1% on net sales in the current quarter and current year-to-date periods compared to the second quarter and the year-to-date periods of fiscal year 2021. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market during the second quarter of fiscal year 2022 decreased 8% compared to the second quarter of fiscal year 2021. This decrease is largely due to the unfavorable impact of component shortages, partially offset by the ramp-up of certain programs, including programs for fully electric vehicles.
•Sales to customers in the medical market increased in the second quarter of fiscal year 2022 when compared to the second quarter of fiscal year 2021 primarily due to the ramp-up of certain products. Sales to customers in the medical market decreased in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021 as the prior year-to-date period sales benefited from the temporary increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment. Partially offsetting this year-to-date period decrease is the launch and ramp-up of new products.
•Sales to customers in the industrial market increased in the second quarter of fiscal year 2022 when compared to the second quarter of fiscal year 2021, primarily due to higher end market demand for climate control products and higher demand for smart metering products, which were partially offset by the phase out of certain products. Sales to customers in the industrial market decreased in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year largely due to the phase out of certain products, which were partially offset by higher end market demand for climate control products and higher demand for smart metering products.
•Sales to customers in the public safety market declined in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021 primarily due to material availability issues and reduced demand driven by the COVID-19 pandemic.

A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Nexteer Automotive	17%	19%	17%	17%
Philips	16%	14%	15%	18%

Open orders were up 78% as of December 31, 2021 compared to December 31, 2020, primarily from an increase in the automotive and medical verticals. The increase in open orders in both the automotive market and the medical market is driven by the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of December 31, 2021 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers. Additionally, COVID-19 and the component shortages could impact the timing and certainty of fulfillment of open orders.
We have experienced lost absorption in the current fiscal year quarter as we are retaining our workforce to be well-positioned for the anticipated growth in the second half of the current fiscal year. We also incurred higher material costs, increased freight costs driven by the component shortages, and wage inflation in the current quarter compared to the prior year second quarter. While we have been able to mitigate a majority of these cost increases, our profitability has been impacted in the short term. As a result, gross profit as a percent of net sales in the second quarter of fiscal year 2022 declined when compared to the second quarter of fiscal year 2021. Also contributing to the quarter-over-quarter decline was the favorable foreign currency fluctuation impacts experienced in the second quarter of fiscal year 2021. These factors were partially offset by lower profit-sharing incentive bonus expense in the current quarter and lower depreciation expense from the change in estimates of useful lives on Surface Mount Technology production equipment in the second quarter of fiscal year 2022. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the change in estimates of useful lives.
Gross profit as a percent of net sales also declined in the first half of fiscal year 2022 when compared to the first half of fiscal year 2021, primarily driven by the same factors above in the quarterly discussion, with a smaller impact from the change in estimates of useful lives as this change was implemented in the second quarter of the current fiscal year.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the second quarter of fiscal year 2022 when compared to the second quarter of fiscal year 2021. The selling and administrative expenses increased primarily from higher salary and related payroll costs and stock-based compensation, including non-recurring charges related to executive succession planning, which were partially offset by lower profit-sharing incentive bonus expense and lower legal and tax services fees.
Selling and administrative expenses increased as a percent of sales but decreased in absolute dollars in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021. The selling and administrative expenses decreased in absolute dollars primarily from lower profit-sharing incentive bonus expense and the decrease in the fair value of the liability for the supplemental employee retirement plan (“SERP”), partially offset by higher salary and payroll related costs and stock-based compensation. The lower net sales was the primary driver for the increase as a percent of net sales for the current year-to-date period.
Other General Income in the six months ended December 31, 2021 and 2020 included $1.4 million and $0.3 million, respectively, of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Interest income	$11	$26	$35	$33
Interest expense	(473)	(616)	(868)	(1,439)
Foreign currency/derivative gain (loss)	(128)	2,545	(700)	4,967
Gain on SERP investments	402	811	315	1,361
Adjustments after measurement period of GES acquisition	—	(282)	—	(282)
Other	(21)	(73)	(240)	(94)
Other income (expense), net	$(209)	$2,411	$(1,458)	$4,546
The foreign currency/derivative gain (loss) resulted from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The adjustments after measurement period of GES acquisition relate to charges recognized from agreements reached after the measurement period on disputed claims with the sellers of GES.

Our provision for income taxes for the first six months ended December 31, 2021 and December 31, 2020 was $2.6 million, or 25.0% of income before taxes on income, and $6.7 million, or 17.3% of income before taxes on income, respectively. The increase in the effective tax rate was driven by the lower rate in the prior fiscal year, which was favorably impacted by a mix of earnings in jurisdictions with rates lower than the U.S. federal statutory rate of 21.0%.
Comparing the balance sheet as of December 31, 2021 to June 30, 2021, Receivables decreased $17.2 million largely due to lower sales volumes. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $11.3 million. Our inventory balance increased $103.8 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received. Property and equipment, net increased $15.8 million primarily from the Mexico and Thailand facility expansions. Accounts payable increased $38.4 million primarily due to the increased inventory purchases. Borrowings on credit facilities increased $36.8 million primarily for working capital purposes.
Liquidity and Capital Resources
Working capital at December 31, 2021 was $265.3 million compared to working capital of $282.6 million at June 30, 2021. The current ratio was 1.7 at December 31, 2021 and 1.9 at June 30, 2021. The debt-to-equity ratio was 0.2 at December 31, 2021 and 0.1 at June 30, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $119.5 million at December 31, 2021 and $206.7 million at June 30, 2021.
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

	Three Months Ended
	December 31, 2021	June 30, 2021	December 31, 2020
DSO	52	53	58
CAD	14	14	19
PDSOH	91	61	58
APD	76	64	60
CCD	81	64	75
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.

Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2022 and 2021.

	Six Months Ended
	December 31
(Amounts in Millions)	2021	2020
Net cash (used for) provided by operating activities	$(56.5)	$72.3
Net cash used for investing activities	$(27.8)	$(14.4)
Net cash provided by (used for) financing activities	$35.5	$(33.4)
Cash Flows from Operating Activities
Net cash used for operating activities for the first six months of fiscal year 2022 was driven by changes in operating assets and liabilities. Net cash provided by operating activities in the first six months of the prior year was largely driven by both net income adjusted for non-cash items and changes in operating assets and liabilities. Changes in operating assets and liabilities used $83.2 million of cash in the first six months of fiscal year 2022 compared to $23.2 million of cash provided in the first six months of the prior year.
The cash used of $83.2 million from changes in operating assets and liabilities in the first six months of fiscal year 2022 is largely due to an increase in inventory, which used cash of $106.9 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, and the decrease in accrued expenses and taxes payable, which used cash of $12.1 million from a significant portion of accrued incentive compensation payments occurring during the first half of the fiscal year. Partially offsetting cash used by inventory and accrued expenses was an increase in accounts payable, which provided cash of $36.3 million largely resulting from increased inventory purchases, and a decrease in accounts receivable, which provided cash of $15.2 million primarily resulting from decreased sales volumes.
The cash provided of $23.2 million from changes in operating assets and liabilities in the first six months of fiscal year 2021 was largely due to a decrease in inventory, which provided cash of $46.5 million primarily due to the consumption of the inventory build at the end of the prior fiscal year in addition to the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19. Partially offsetting cash provided by inventory was an increase in accounts receivable, which used cash of $34.1 million primarily resulting from increased sales volumes and customer sales mix.
Cash Flows from Investing Activities
For the first six months of fiscal years 2022 and 2021, net cash used for investing activities was $27.8 million and $14.4 million, respectively. During the first six months of fiscal year 2022, we invested $27.9 million into capital expenditures for expansions at our Thailand and Mexico facilities, capacity purposes, and to support new business awards. During the first six months of fiscal year 2021, we invested $14.7 million into capital expenditures for capacity purposes, to support new business awards, and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first six months of fiscal year 2022, net cash provided by financing activities of $35.5 million resulted largely from net borrowings on our credit facilities of $37.0 million primarily for working capital purposes, partially offset by remittance of tax withholdings on share-based payments. For the first six months of fiscal year 2021, net cash used by financing activities of $33.4 million resulted largely from net payments on our credit facilities of $32.6 million and the repurchases of our common stock under an authorized stock repurchase plan, partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition.
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
On November 8, 2021, the primary facility was amended to provide, among other things, (1) the interest rate calculation method will generally transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) on the transition date of December 31, 2021 on applicable borrowings; (2) the Eurocurrency borrowings are replaced with Term Benchmark borrowings; (3) if any Term Benchmark borrowing is denominated Euros, the Euro Interbank Offered Rate (“EURIBOR”) shall be utilized; and (4) all ABR borrowings will be denominated in U.S. Dollars.
The interest rate on borrowings is dependent on the type and currencies of borrowings and will be one of following two options:
•prior to the transition date of December 31, 2021, any Term Benchmark borrowing denominated in U.S. Dollars will utilize LIBOR in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•after the transition date of December 31, 2021, any existing or future Term Benchmark borrowing denominated in U.S. Dollars will utilize SOFR which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Term Benchmark Loans spread which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.JPMorgan’s prime rate;
b.1% per annum above the Adjusted LIBO Rate (as defined under the primary credit facility); or
c.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility);
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of     consolidated total indebtedness to adjusted consolidated EBITDA.
At December 31, 2021, we had $98.5 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $40.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2021, we had $62.7 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility, and $40.0 million were classified as long-term.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2021.

Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of December 31, 2021, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at December 31, 2021 exchange rates). We had no borrowings under this foreign credit facility as of December 31, 2021 or June 30, 2021.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.4 million at December 31, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $4.5 million in borrowings outstanding under this Netherlands revolving credit facility as of December 31, 2021 and $3.5 million as of June 30, 2021.
•An uncommitted revolving credit facility for our Poland operation, which allows for borrowings of up to 5 million Euro (approximately $5.7 million at December 31, 2021 exchange rates) that can be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of December 31, 2021 or June 30, 2021.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2021 and 2020, we sold, without recourse, $125.3 million and $186.0 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $62.8 million at December 31, 2021. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. In fiscal year 2021, we approved capacity expansions at our Thailand and Mexico facilities. We anticipate our Thailand facility expansion will be complete in the second half of fiscal year 2022 and the Mexico facility expansion will be complete in the beginning of fiscal year 2023. We have also approved a plan to expand the facility in Poznan, Poland, and the expansion is expected to be completed in early fiscal year 2024. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At December 31, 2021, our capital expenditure commitments were approximately $26 million, consisting primarily of commitments for the expansion of our Mexico and Thailand facilities, capital related to new program wins, and capacity purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At December 31, 2021, our foreign entities held cash totaling $54.2 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.

The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $79.7 million of common stock under the Plan through December 31, 2021.
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
Fair Value
During the second quarter of fiscal year 2022, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2021, we do not have any material off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2021. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, were based on LIBOR prior to December 31, 2021. Due to the discontinuation of LIBOR on December 31, 2021, we have transitioned the impacted interest rates primarily to the Secured Overnight Financing Rate (“SOFR”). See Note 6 - Credit Facilities of Notes to Condensed Consolidated Financial Statements for additional information.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of December 31, 2021.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended December 31, 2021, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $20.3 million at December 31, 2021.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	2/18/2021
10.1	First Amendment to Amended and Restated Credit Agreement, dated as of November 8, 2021, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Documentation Agent	8-K		10.1	11/12/2021
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(a)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(a)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
February 8, 2022

By:	/s/ JANA T. CROOM
Jana T. Croom Vice President, Chief Financial Officer
February 8, 2022