Form 10-Q
period 2022-03-31
Kimball Electronics, Inc.
filed 2022-05-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of April 25, 2022 was 24,850,155 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$35,603	$106,442
Receivables, net of allowances of $162 and $177, respectively	224,216	203,382
Contract assets	63,761	45,863
Inventories	338,375	200,386
Prepaid expenses and other current assets	31,302	27,320
Total current assets	693,257	583,393
Property and Equipment, net of accumulated depreciation of $272,991 and $264,907, respectively	191,370	163,251
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $34,776 and $35,813, respectively	15,117	17,008
Other Assets	41,665	38,398
Total Assets	$953,420	$814,061

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$42,096	$26,214
Accounts payable	275,799	216,544
Accrued expenses	58,733	58,016
Total current liabilities	376,628	300,774
Other Liabilities:
Long-term debt under credit facilities, less current portion	95,000	40,000
Long-term income taxes payable	7,812	8,854
Other long-term liabilities	20,246	22,461
Total other liabilities	123,058	71,315
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	309,466	308,123
Retained earnings	230,284	208,969
Accumulated other comprehensive loss	(12,566)	(4,883)
Treasury stock, at cost:
Shares: 4,581,000 and 4,473,000, respectively	(73,450)	(70,237)
Total Share Owners’ Equity	453,734	441,972
Total Liabilities and Share Owners’ Equity	$953,420	$814,061

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2022	2021	2022	2021
Net Sales	$368,057	$310,329	$976,038	$962,682
Cost of Sales	334,113	284,323	905,657	876,428
Gross Profit	33,944	26,006	70,381	86,254
Selling and Administrative Expenses	13,667	11,744	39,794	38,347
Other General Income	—	(376)	(1,384)	(717)
Operating Income	20,277	14,638	31,971	48,624
Other Income (Expense):
Interest income	31	38	66	71
Interest expense	(669)	(370)	(1,537)	(1,809)
Non-operating income (expense), net	(1,465)	(309)	(2,090)	5,643
Other income (expense), net	(2,103)	(641)	(3,561)	3,905
Income Before Taxes on Income	18,174	13,997	28,410	52,529
Provision for Income Taxes	4,536	3,525	7,095	10,184
Net Income	$13,638	$10,472	$21,315	$42,345

Earnings Per Share of Common Stock:
Basic	$0.54	$0.42	$0.84	$1.68
Diluted	$0.54	$0.41	$0.84	$1.67

Average Number of Shares Outstanding:
Basic	25,175	25,049	25,192	25,101
Diluted	25,272	25,217	25,291	25,288

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$13,638			$10,472
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,432)	$—	$(2,432)	$(5,177)	$—	$(5,177)
Postemployment actuarial change	(19)	7	(12)	18	(5)	13
Derivative gain (loss)	1,063	(271)	792	(1,108)	254	(854)
Reclassification to (earnings) loss:
Derivatives	(22)	31	9	5	18	23
Amortization of actuarial change	(61)	15	(46)	(77)	20	(57)
Other comprehensive income (loss)	$(1,471)	$(218)	$(1,689)	$(6,339)	$287	$(6,052)
Total comprehensive income			$11,949			$4,420

	Nine Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$21,315			$42,345
Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,912)	$—	$(7,912)	$4,262	$—	$4,262
Postemployment actuarial change	(119)	33	(86)	(508)	159	(349)
Derivative gain (loss)	148	(102)	46	(230)	(64)	(294)
Reclassification to (earnings) loss:
Derivatives	414	(1)	413	1,047	(175)	872
Amortization of actuarial change	(190)	46	(144)	(341)	83	(258)
Other comprehensive income (loss)	$(7,659)	$(24)	$(7,683)	$4,230	$3	$4,233
Total comprehensive income			$13,632			$46,578

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2022	2021
Cash Flows From Operating Activities:
Net income	$21,315	$42,345
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	22,452	25,245
Loss on sales of assets	104	28
Deferred income taxes	(538)	(4,675)
Stock-based compensation	4,538	2,767
Other, net	800	625
Change in operating assets and liabilities:
Receivables	(25,176)	(22,986)
Contract assets	(17,898)	17,179
Inventories	(142,516)	37,635
Prepaid expenses and other assets	(6,705)	(6,603)
Accounts payable	61,120	7,431
Accrued expenses and taxes payable	(2,161)	4,764
Net cash (used for) provided by operating activities	(84,665)	103,755
Cash Flows From Investing Activities:
Capital expenditures	(49,454)	(22,704)
Proceeds from sales of assets	297	391
Purchases of capitalized software	(675)	(702)
Other, net	(191)	43
Net cash used for investing activities	(50,023)	(22,972)
Cash Flows From Financing Activities:
Proceeds from credit facilities	50,000	—
Payments on credit facilities	—	(34,500)
Net change in revolving credit facilities	21,186	(23,419)
Settlements on previous year acquisition	—	2,957
Repurchases of common stock	(4,726)	(2,996)
Payments related to tax withholding for stock-based compensation	(1,579)	(771)
Debt issuance costs	(25)	—
Net cash provided by (used for) financing activities	64,856	(58,729)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,007)	2,607
Net (Decrease) Increase in Cash and Cash Equivalents	(70,839)	24,661
Cash and Cash Equivalents at Beginning of Period	106,442	64,990
Cash and Cash Equivalents at End of Period	$35,603	$89,651
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$12,779	$10,818
Interest expense	$1,077	$2,197
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$5,060	$2,734

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167
Net income		13,638			13,638
Other comprehensive income (loss)			(1,689)		(1,689)
Compensation expense related to stock compensation plans	1,515				1,515
Restricted share units issuance (1,000 shares)	(13)			7	(6)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (259,000 shares)				(4,891)	(4,891)
Amounts at March 31, 2022	$309,466	$230,284	$(12,566)	$(73,450)	$453,734

Amounts at December 31, 2020	$306,120	$184,051	$(266)	$(70,267)	$419,638
Net income		10,472			10,472
Other comprehensive income (loss)			(6,052)		(6,052)
Compensation expense related to stock compensation plans	907				907
Deferred share issuance (3,000 shares)	(30)			30	—
Amounts at March 31, 2021	$306,997	$194,523	$(6,318)	$(70,237)	$424,965

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		21,315			21,315
Other comprehensive income (loss)			(7,683)		(7,683)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	4,474				4,474
Performance share issuance (143,000 shares)	(3,126)			1,566	(1,560)
Restricted share units issuance (2,000 shares)	(40)			22	(18)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (259,000 shares)				(4,891)	(4,891)
Amounts at March 31, 2022	$309,466	$230,284	$(12,566)	$(73,450)	$453,734

Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		42,345			42,345
Other comprehensive income (loss)			4,233		4,233
Issuance of non-restricted stock (4,000 shares)	19			46	65
Compensation expense related to stock compensation plans	2,724				2,724
Performance share issuance (156,000 shares)	(2,524)			1,753	(771)
Deferred share issuance (3,000 shares)	(30)			30	—
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at March 31, 2021	$306,997	$194,523	$(6,318)	$(70,237)	$424,965

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2022 and June 30, 2021, results of operations for the three and nine months ended March 31, 2022 and 2021, cash flows for the nine months ended March 31, 2022 and 2021, and share owners’ equity for the three and nine months ended March 31, 2022 and 2021. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2021 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
The most recent review indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the three months ended March 31, 2022 were a decrease in depreciation expense of $2.4 million, an increase in net income of $1.9 million, and an increase to basic and diluted earnings per share by $0.07. The effects of this change in useful life estimate for the nine months ended March 31, 2022 were a decrease in depreciation expense of $4.1 million, an increase in net income of $3.2 million, and an increase to basic and diluted earnings per share by $0.13.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2022 and 2021, we sold, without recourse, $201.5 million and $246.3 million of accounts receivable, respectively. Factoring fees were $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, and $0.9 million and $1.0 million during the nine months ended March 31, 2022 and 2021, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. We did not hold any drafts at March 31, 2022, and the drafts totaled less than $0.1 million at June 30, 2021. These drafts were reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts were sold at a discount, transferred in settlement of current accounts payable, or cash was received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2022 and 2021 were less than $0.1 million and $1.8 million, respectively.

Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of March 31, 2022, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.4 million at March 31, 2022 and $1.6 million at June 30, 2021. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the nine months ended March 31, 2022 and 2021 included $1.4 million and $0.7 million, respectively, of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three months ended March 31, 2022, and $0.4 million in the three months ended March 31, 2021.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Foreign currency/derivative gain (loss)	$(625)	$(637)	$(1,325)	$4,330
Gain (loss) on SERP investments	(719)	164	(404)	1,525
Adjustments after measurement period of GES acquisition	—	335	—	53
Other	(121)	(171)	(361)	(265)
Non-operating income (expense), net	$(1,465)	$(309)	$(2,090)	$5,643
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of March 31, 2022 and June 30, 2021, the remaining provision recorded for the one-time deemed repatriation tax was $8.9 million and $9.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of March 31, 2022, $1.1 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2022	2021	2022	2021
Vertical Markets:
Automotive	$161.5	$139.6	$429.8	$409.7
Medical	102.9	85.4	277.7	299.7
Industrial	84.4	69.2	220.1	207.0
Public Safety	13.8	13.5	35.7	37.3
Other	5.5	2.6	12.7	9.0
Total net sales	$368.1	$310.3	$976.0	$962.7
For both the three months ended March 31, 2022 and 2021, approximately 95% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2022 and 2021, approximately 95% and 89% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $63.8 million and $45.9 million as of March 31, 2022 and June 30, 2021, respectively.

In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for tooling, material price variances, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $17.2 million and $7.6 million as of March 31, 2022 and June 30, 2021, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2022	June 30, 2021
Finished products	$895	$769
Work-in-process	7,336	5,149
Raw materials	330,144	194,468
Total inventory	$338,375	$200,386
Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(7,912)	46	(86)	(7,952)
Reclassification to (earnings) loss	—	413	(144)	269
Net current-period other comprehensive income (loss)	(7,912)	459	(230)	(7,683)
Balance at March 31, 2022	$(10,135)	$(1,968)	$(463)	$(12,566)

Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	4,262	(294)	(349)	3,619
Reclassification to (earnings) loss	—	872	(258)	614
Net current-period other comprehensive income (loss)	4,262	578	(607)	4,233
Balance at March 31, 2021	$(3,632)	$(2,676)	$(10)	$(6,318)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Derivative gain (loss) (1)	$22	$(5)	$(414)	$(1,047)	Cost of Sales
	(31)	(18)	1	175	Benefit (Provision) for Income Taxes
	$(9)	$(23)	$(413)	$(872)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	61	77	190	341	Non-operating income (expense), net
	(15)	(20)	(46)	(83)	Benefit (Provision) for Income Taxes
	$46	$57	$144	$258	Net of Tax
Total reclassifications for the period	$37	$34	$(269)	$(614)	Net of Tax
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
Changes in the product warranty liability for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2022	2021
Product warranty liability at the beginning of the period	$610	$647
Additions to warranty accrual (including changes in estimates)	(64)	(31)
Settlements made (in cash or in kind)	(13)	(58)
Product warranty liability at the end of the period	$533	$558

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2022	March 31, 2022	June 30, 2021
Primary credit facility (1)	$21.9	$127.7	$62.7
Secondary credit facility (2)	20.0	—	—
Thailand overdraft credit facility	0.1	—	—
Netherlands revolving credit facility	0.8	9.4	3.5
Total credit facilities	$42.8	$137.1	$66.2
Less: current portion		$(42.1)	$(26.2)
Long-term debt under credit facilities, less current portion (3)		$95.0	$40.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both March 31, 2022 and June 30, 2021.
Subsequent to March 31, 2022, the Company amended and restated this primary facility on May 4, 2022. See Note 15 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for further information on the amended and restated primary facility.
(2)    The Company entered into a credit agreement on March 16, 2022 (the “secondary credit facility”), which allows for borrowings up to $20 million. This secondary credit facility was established for working capital purposes and had a maturity date of the earlier of June 30, 2022 or the date upon which the primary credit facility was refinanced. As noted above, the primary credit facility was amended and restated on May 4, 2022, and the secondary credit facility was terminated on the same date.
(3)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2022 and June 30, 2021 were 2.3% and 2.0%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.

Recurring Fair Value Measurements:
As of March 31, 2022 and June 30, 2021, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,585	1,585
Trading securities: mutual funds held in nonqualified SERP	11,905	—	11,905
Total assets at fair value	$13,445	$1,585	$15,030
Liabilities
Derivatives: foreign exchange contracts	$—	$1,883	$1,883
Total liabilities at fair value	$—	$1,883	$1,883

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,468	1,468
Trading securities: mutual funds held in nonqualified SERP	12,644	—	12,644
Total assets at fair value	$14,184	$1,468	$15,652
Liabilities
Derivatives: foreign exchange contracts	$—	$1,702	$1,702
Total liabilities at fair value	$—	$1,702	$1,702
We had no level 3 assets or liabilities at March 31, 2022 and June 30, 2021.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2022, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $39.2 million and to hedge currencies against the Euro in the aggregate notional amount of 41.1 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2022, we estimate that approximately $0.1 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2022 and June 30, 2021.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2022	June 30, 2021	Balance Sheet Location	March 31, 2022	June 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,202	$1,158	Accrued expenses	$901	$1,549

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	383	310	Accrued expenses	982	153
Total derivatives		$1,585	$1,468		$1,883	$1,702
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$1,063	$(1,108)	$148	$(230)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2022	2021	2022	2021
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$22	$(5)	$(414)	$(1,047)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(388)	$1,403	$(430)	$(1,137)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(366)	$1,398	$(844)	$(2,184)

Note 9. Investments
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executive and other key employees. The Company SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the nine months ended March 31, 2022 and 2021 was approximately $(1.1) million and $0.9 million, respectively.
SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

(Amounts in Thousands)	March 31, 2022	June 30, 2021
SERP investments - current asset	$3,494	$3,095
SERP investments - other long-term asset	8,411	9,549
Total SERP investments	$11,905	$12,644

SERP obligation - current liability	$3,494	$3,095
SERP obligation - other long-term liability	8,411	9,549
Total SERP obligation	$11,905	$12,644
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
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the nine months ended March 31, 2022 and 2021.

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

During the first nine months of fiscal year 2022, the following stock compensation was granted under the Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	287,312	$23.41

Long-Term Performance Shares (1)	2nd Quarter	600	$26.79

Unrestricted shares (3)	2nd Quarter	5,027	$24.87

Deferred share units (4)	2nd Quarter	34,480	$24.87
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
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	March 31, 2022	June 30, 2021

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011

A summary of other intangible assets subject to amortization is as follows:

	March 31, 2022			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$29,846	$(26,095)	$3,751	$32,774	$(28,751)	$4,023
Customer Relationships	8,618	(2,898)	5,720	8,618	(2,520)	6,098
Technology	5,060	(3,552)	1,508	5,060	(2,790)	2,270
Trade Name	6,369	(2,231)	4,138	6,369	(1,752)	4,617
Other Intangible Assets	$49,893	$(34,776)	$15,117	$52,821	$(35,813)	$17,008
During the three months ended March 31, 2022 and 2021, amortization expense of other intangible assets was $0.8 million and $0.9 million, respectively. During the nine months ended March 31, 2022 and 2021, amortization expense of other intangible assets was $2.6 million and $2.5 million, respectively.
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
During the nine months ended March 31, 2022, the Company repurchased $4.9 million of common stock under the Plan at an average price of $18.87 per share, which was recorded as Treasury stock, at cost in the Condensed Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $84.6 million of common stock at an average cost of $15.13 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Basic and Diluted Earnings Per Share:
Net Income	$13,638	$10,472	$21,315	$42,345
Less: Net Income allocated to participating securities	19	17	31	61
Net Income allocated to common Share Owners	$13,619	$10,455	$21,284	$42,284

Basic weighted average common shares outstanding	25,175	25,049	25,192	25,101
Dilutive effect of average outstanding stock compensation awards	97	168	99	187
Dilutive weighted average shares outstanding	25,272	25,217	25,291	25,288

Earnings Per Share of Common Stock:
Basic	$0.54	$0.42	$0.84	$1.68
Diluted	$0.54	$0.41	$0.84	$1.67

Note 15. Subsequent Event
On May 4, 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The Credit Agreement amends and restates the Company’s primary credit facility, which was scheduled to mature on July 27, 2023. The Credit Agreement has a maturity date of May 4, 2027 and allows for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company.
A commitment fee of the unused portion of principal amount of the credit facility is payable at a rate that now ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the Credit Agreement. The interest rate on borrowings is dependent on the type and currencies of borrowings. The Term Benchmark borrowings will continue to use SOFR or EURIBOR plus the Term Benchmark Loans spread which has been updated to range from 100.0 to 175.0 basis points, and the ABR borrowings will continue to use ABR plus the ABR Loans spread which has been updated to range from 0.0 to 75.0 basis points. Both the Term Benchmark Loans spread and ABR spread will continue to be based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The Company’s financial covenants under the Credit Agreement require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0; provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters ending during any period set forth below, to be less than 3.5 to 1.0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2021.
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
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. The COVID-19 pandemic continues to impact the global economy, and we are actively monitoring its impact on all our operations. The well-being and safety of our employees remains our number one priority, and we are following guidelines suggested by applicable authorities as appropriate for our operations. Our response to each positive case in our facilities follows our procedures for communication to our employees, contact tracing, self-quarantining, testing, and sanitization of the affected work areas. Nonetheless, all of our facilities have been affected to varying degrees by COVID-19. Most recently, due to the continued spread of COVID-19 cases, in various cities in China where our customers and suppliers operate, Chinese authorities have reinstated certain measures to keep COVID-19 in check, including travel restrictions, stay-at-home orders, compulsory quarantines, and the temporary closure of many corporate offices, manufacturing facilities, and factories. We continue to maintain close contact and communication with our customers and our supply chain to ensure safety measures follow appropriate guidelines for the health and safety of all parties and to minimize disruption of operations. While the availability of vaccines and other treatments is encouraging, significant uncertainties and risks still exist related to the severity and duration of the impact of COVID-19 on our end markets, the supply chain, the health and availability of our workforce, and global macroeconomic conditions; therefore, its financial impact on our future results cannot be reasonably estimated but could be material.
The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which have been especially challenging throughout this fiscal year. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results; however, the duration or severity of the component shortages is unknown.
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
In February 2022, Russia launched an invasion of Ukraine. The ongoing war there has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. Companies worldwide are interrupting or stopping production in Ukraine, Russia, and neighboring countries. We do not procure materials directly from Ukraine or Russia, but these impacts can further exacerbate the ongoing supply chain disruptions that are occurring across the globe, particularly in the automotive industry. While the precise effects on global economies of the ongoing war and sanctions remain uncertain, they have already resulted in significant volatility in financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the war continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts to the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions, and may disrupt the global economy’s ongoing recovery from the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by war or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict, and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects. Any future negative impact to our operations cannot be reasonably estimated but could be material.
As expected, the second half to fiscal year 2022 is off to a strong start as we had record quarterly net sales in the third quarter of the current fiscal year. Sales to customers in the automotive market experienced a record quarter for the current fiscal year quarter as sales increased by 16% when compared to the sales in the third quarter of fiscal year 2021, largely driven by the ramp-up of certain programs. We anticipate demand from customers in the automotive market to remain strong in the last quarter of the fiscal year as we continue to expect the supply to catch up with the demand and the launch of new programs. In the medical market, sales experienced double-digit growth in the current fiscal year quarter when compared to the third quarter of fiscal year 2021 primarily due to the launch and ramp-up of new products. In the industrial market, sales also experienced double-digit growth in the current fiscal year quarter in large part due to higher end market demand for climate control products. Sales to customers in the public safety market were slightly higher in the current fiscal year quarter compared to the third quarter of fiscal year 2021.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.8, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $454 million at March 31, 2022. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $78 million at March 31, 2022.
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
•Risk factors within our business include, but are not limited to, general economic and market conditions, component availability, logistical challenges, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, geopolitical conflicts such as the war in Ukraine, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to significant customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2021.

	Nine Months Ended
	March 31
Customer Service Years	2022	2021
More than 10 Years
% of Net Sales	79%	80%
# of Customers	34	30
5 to 10 Years
% of Net Sales	17%	16%
# of Customers	21	22
Less than 5 Years
% of Net Sales	4%	4%
# of Customers	11	19
Total
% of Net Sales	100%	100%
# of Customers	66	71

Financial Overview

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$368.1		$310.3		19%
Gross Profit	$33.9	9.2%	$26.0	8.4%	31%
Selling and Administrative Expenses	13.6	3.7%	11.8	3.8%	16%
Other General Income	—		0.4
Operating Income	20.3	5.5%	14.6	4.7%	39%
Other Income (Expense)	(2.2)		(0.6)
Provision for Income Taxes	4.5		3.5		29%
Net Income	$13.6		$10.5		30%
Diluted Earnings per Share	$0.54		$0.41		32%
Open Orders	$929.6		$649.1		43%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$976.0		$962.7		1%
Gross Profit	$70.4	7.2%	$86.3	9.0%	(18)%
Selling and Administrative Expenses	39.8	4.0%	38.4	4.0%	4%
Other General Income	1.4		0.7
Operating Income	32.0	3.3%	48.6	5.1%	(34)%
Other Income (Expense)	(3.6)		3.9
Provision for Income Taxes	7.1		10.2		(30)%
Net Income	$21.3		$42.3		(50)%
Diluted Earnings per Share	$0.84		$1.67		(50)%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2022	2021	% Change	2022	2021	% Change
Automotive	$161.5	$139.6	16%	$429.8	$409.7	5%
Medical	102.9	85.4	20%	277.7	299.7	(7)%
Industrial	84.4	69.2	22%	220.1	207.0	6%
Public Safety	13.8	13.5	2%	35.7	37.3	(4)%
Other	5.5	2.6	115%	12.7	9.0	42%
Total Net Sales	$368.1	$310.3	19%	$976.0	$962.7	1%
Third quarter and year-to-date fiscal year 2022 consolidated net sales increased compared to the third quarter and year-to-date period of fiscal year 2021. The impact from foreign currency fluctuations on net sales was an unfavorable 2% in the current quarter compared to the third quarter of fiscal year 2021 and less than 1% for the current year-to-date period compared to the year-to-date period of fiscal year 2021. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market experienced record net sales during the third quarter of fiscal year 2022, increasing 16% compared to the third quarter of fiscal year 2021. This double-digit increase is largely due to the ramp-up of certain programs, including programs for fully electric vehicles, partially offset by the unfavorable impact of component shortages. Sales to customers in the automotive market in the year-to-date period of fiscal year 2022 also increased, but by a smaller percentage when compared to the year-to-date period of fiscal year 2021, as the component shortages had more of a negative impact in the first half of the current fiscal year.
•Sales to customers in the medical market had a double-digit increase in the third quarter of fiscal year 2022 when compared to the third quarter of fiscal year 2021 primarily due to the ramp-up of certain programs. Sales to customers in the medical market decreased in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021 as the prior year-to-date period sales benefited from the temporary increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment. Partially offsetting this year-to-date period decrease is the launch and ramp-up of new programs.
•Sales to customers in the industrial market also had a double-digit increase in the third quarter of fiscal year 2022 when compared to the third quarter of fiscal year 2021, primarily due to higher end market demand for climate control products and the ramp-up of certain programs, which were partially offset by the phase out of certain programs. Sales to customers in the industrial market increased by a smaller percentage in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year as the phase out of certain products had a more unfavorable impact.
•Sales to customers in the public safety market declined in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021 primarily due to material availability issues and reduced demand driven by the COVID-19 pandemic.
A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Nexteer Automotive	18%	18%	17%	17%
Philips	15%	13%	15%	17%

Open orders were up 43% as of March 31, 2022 compared to March 31, 2021, primarily from an increase in the automotive and medical verticals. The increase in open orders in both the automotive market and the medical market is driven by the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. Substantially all of the open orders as of March 31, 2022 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers. Additionally, COVID-19 and the component shortages could impact the timing and certainty of fulfillment of open orders.
Gross profit as a percent of net sales in the third quarter of fiscal year 2022 improved when compared to the third quarter of fiscal year 2021 primarily due to lower depreciation expense from the change in estimates of useful lives on Surface Mount Technology production equipment that occurred in the second quarter of fiscal year 2022 and the leverage gained on the higher revenue, which were partially offset by higher material costs and increased freight costs driven by the component shortages. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the change in estimates of useful lives.
Gross profit as a percent of net sales declined in the first nine months of fiscal year 2022 when compared to the first nine months of fiscal year 2021. We experienced lost absorption in the first half of the current fiscal year as we retained our workforce to be well-positioned for the anticipated growth in the second half of the current fiscal year. We also incurred higher material costs, increased freight costs driven by the component shortages, and wage inflation in the current year-to-date period compared to the prior year-to-date period. Partially offsetting these unfavorable factors in the current year-to-date period were lower profit-sharing incentive bonus expense and lower depreciation from the change in estimates of useful lives on Surface Mount Technology production equipment.

Selling and administrative expenses declined as a percent of net sales but increased in absolute dollars in the third quarter of fiscal year 2022 when compared to the third quarter of fiscal year 2021. The selling and administrative expenses increased primarily from higher salary and related payroll costs and stock-based compensation, including non-recurring charges related to executive succession planning, which were partially offset by the decrease in the fair value of the liability for the supplemental employee retirement plan (“SERP”).
Selling and administrative expenses remained flat as a percent of sales but increased in absolute dollars in the year-to-date period of fiscal year 2022 compared to the year-to-date period of fiscal year 2021. The selling and administrative expenses increased in absolute dollars primarily from higher salary and related payroll costs and stock-based compensation, including non-recurring charges related to executive succession planning, which were partially offset by lower profit-sharing incentive bonus expense and the decrease in the fair value of the liability for SERP.
Other General Income in the nine months ended March 31, 2022 and 2021 included $1.4 million and $0.7 million, respectively, of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three months ended March 31, 2022, and $0.4 million was recorded in the three months ended March 31, 2021.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Interest income	$31	$38	$66	$71
Interest expense	(669)	(370)	(1,537)	(1,809)
Foreign currency/derivative gain (loss)	(625)	(637)	(1,325)	4,330
Gain (loss) on SERP investments	(719)	164	(404)	1,525
Adjustments after measurement period of GES acquisition	—	335	—	53
Other	(121)	(171)	(361)	(265)
Other income (expense), net	$(2,103)	$(641)	$(3,561)	$3,905
Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. The adjustments after measurement period of GES acquisition relate to charges recognized from agreements reached after the measurement period on disputed claims with the sellers of GES.

Our provision for income taxes for the first nine months ended March 31, 2022 and March 31, 2021 was $7.1 million, or 25.0% of income before taxes on income, and $10.2 million, or 19.4% of income before taxes on income, respectively. The increase in the effective tax rate was driven by the lower rate in the prior fiscal year, which was favorably impacted by a mix of earnings in jurisdictions with rates lower than the U.S. federal statutory rate of 21.0% and a discrete tax adjustment related to the reduction in our state tax valuation allowance for research and development credit carryforwards.
Comparing the balance sheet as of March 31, 2022 to June 30, 2021, Receivables increased $20.8 million largely due to higher sales volumes. Contract assets, which reflect the unbilled accounts receivable that occur when we recognize revenue over time, increased $17.9 million. Our inventory balance increased $138.0 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, as well as increased demand. Property and equipment, net increased $28.1 million primarily from the Mexico and Thailand facility expansions. Accounts payable increased $59.3 million primarily due to the increased inventory purchases. Borrowings on credit facilities increased $70.9 million primarily for working capital purposes.

Liquidity and Capital Resources
Working capital at March 31, 2022 was $316.6 million compared to working capital of $282.6 million at June 30, 2021. The current ratio was 1.8 at March 31, 2022 and 1.9 at June 30, 2021. The debt-to-equity ratio was 0.3 at March 31, 2022 and 0.1 at June 30, 2021. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $78.4 million at March 31, 2022 and $206.7 million at June 30, 2021.
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

	Three Months Ended
	March 31, 2022	June 30, 2021	March 31, 2021
DSO	51	53	57
CAD	14	14	17
PDSOH	89	61	56
APD	71	64	64
CCD	83	64	66
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2022 and 2021.

	Nine Months Ended
	March 31
(Amounts in Millions)	2022	2021
Net cash (used for) provided by operating activities	$(84.7)	$103.8
Net cash used for investing activities	$(50.0)	$(23.0)
Net cash provided by (used for) financing activities	$64.9	$(58.7)
Cash Flows from Operating Activities
Net cash used for operating activities for the first nine months of fiscal year 2022 was driven by changes in operating assets and liabilities. Net cash provided by operating activities in the first nine months of the prior year was driven by both net income adjusted for non-cash items and changes in operating assets and liabilities. Changes in operating assets and liabilities used $133.3 million of cash in the first nine months of fiscal year 2022 compared to $37.4 million of cash provided in the first nine months of the prior year.
The cash used of $133.3 million from changes in operating assets and liabilities in the first nine months of fiscal year 2022 is largely due to an increase in inventory, which used cash of $142.5 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, and an increase in accounts receivable, which used cash of $25.2 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $61.1 million largely resulting from increased inventory purchases.
The cash provided of $37.4 million from changes in operating assets and liabilities in the first nine months of fiscal year 2021 was largely due to a decrease in inventory, which provided cash of $37.6 million primarily due to the consumption of the inventory build at the end of the prior fiscal year in addition to the reimbursement from certain customers for the excess raw material inventory we purchased based on their forecasts during the ramp-up due to COVID-19, and the decrease in contract assets, which provided cash of $17.2 million as a result of our lower inventory balance and the related impact of timing of shipments and related billings to our customers. Partially offsetting cash provided by inventory and contract assets was an increase in accounts receivable, which used cash of $23.0 million primarily resulting from increased sales volumes and customer sales mix.

Cash Flows from Investing Activities
For the first nine months of fiscal years 2022 and 2021, net cash used for investing activities was $50.0 million and $23.0 million, respectively. During the first nine months of fiscal year 2022, we invested $50.1 million into capital expenditures primarily for expansions at our Thailand and Mexico facilities, capacity purposes, and to support new business awards. During the first nine months of fiscal year 2021, we invested $23.4 million into capital expenditures for capacity purposes, to support new business awards, and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2022, net cash provided by financing activities of $64.9 million resulted largely from net borrowings on our credit facilities of $71.2 million primarily for working capital purposes, partially offset by repurchases of our common stock under an authorized stock repurchase plan. For the first nine months of fiscal year 2021, net cash used by financing activities of $58.7 million resulted largely from net payments on our credit facilities of $57.9 million and the repurchases of our common stock, partially offset by the receipt of $3.0 million for the final net working capital adjustment from the GES acquisition.
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

At March 31, 2022, we had $127.7 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $95.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2021, we had $62.7 million in borrowings under the primary facility and $0.4 million in letters of credit against the primary facility, and $40.0 million were classified as long-term.
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
We were in compliance with the financial covenants during the nine-month period ended March 31, 2022.
The Company entered into a credit agreement on March 16, 2022 (the “secondary credit facility”), which allows for borrowings up to $20 million. This secondary credit facility was established for working capital purposes and had a maturity date of the earlier of June 30, 2022 or the date upon which the primary credit facility was refinanced.
As noted in the Future Liquidity section below, the primary credit facility was amended and restated on May 4, 2022, and the secondary credit facility was terminated.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of March 31, 2022, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at March 31, 2022 exchange rates). We had no borrowings under this foreign credit facility as of March 31, 2022 or June 30, 2021.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $10.2 million at March 31, 2022 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $9.4 million in borrowings outstanding under this Netherlands revolving credit facility as of March 31, 2022 and $3.5 million as of June 30, 2021.
During the current fiscal year, the uncommitted revolving credit facility for our Poland operation expired, which allowed for borrowings of up to 5 million Euro that could be drawn in Euro, U.S. dollars, or Polish Zloty. We had no borrowings under this foreign credit facility as of June 30, 2021.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2022 and 2021, we sold, without recourse, $201.5 million and $246.3 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
On May 4, 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The Credit Agreement amends and restates the Company’s primary credit facility, which was scheduled to mature on July 27, 2023. The Credit Agreement has a maturity date of May 4, 2027 and allows for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. See Note 15 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for more detail on the Credit Agreement.

We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $42.8 million at March 31, 2022. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth and development as a multifaceted manufacturing solutions company. In fiscal year 2021, we approved capacity expansions at our Thailand and Mexico facilities. Our Thailand facility expansion was completed in the third quarter of fiscal year 2022, and we anticipate the Mexico facility expansion will be complete in the beginning of fiscal year 2023. We have also approved a plan to expand the facility in Poznan, Poland, and the expansion is expected to be completed in early fiscal year 2024. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At March 31, 2022, our capital expenditure commitments were approximately $16 million, consisting primarily of commitments for the expansion of our Mexico facility, capital related to new program wins, and capacity purposes. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At March 31, 2022, our foreign entities held cash totaling $34.0 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and we expect we may only repatriate a minor amount of these earnings to the United States in a tax-efficient manner. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $84.6 million of common stock under the Plan through March 31, 2022.
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
Fair Value
During the third quarter of fiscal year 2022, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2022, we do not have any material off-balance sheet arrangements.

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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2022.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K. We are including the following revised risk factors to update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, and the revised risk factors should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021. For more information on our forward-looking statements, see the “Forward-Looking Statements” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
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
For example, the Russian invasion and the ongoing war there has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. Companies worldwide are interrupting or stopping production in Ukraine, Russia, and neighboring countries. We do not procure materials directly from Ukraine or Russia or have facilities there, but these impacts can further exacerbate the ongoing supply chain disruptions that are occurring across the globe, particularly in the automotive industry. Our European operations are in Poland and Romania, and both of these countries are part of NATO, which is actively taking, and could take in the future, certain measures in response to Russia’s invasion of Ukraine.
The extent of the war’s effect on the global economy and the duration, scope, and impacts of the conflict are unknown and highly unpredictable, and the consequences from future actions such as increased sanctions and retaliatory measures taken by the United States, NATO, or other countries cannot be predicted but could have an adverse impact on our business operations, particularly our European operations.
Certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following contains information about our purchases of equity securities during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2022 - January 31, 2022	—	$—	—	$20,296,461
February 1, 2022 - February 28, 2022	—	$—	—	$20,296,461
March 1, 2022 - March 31, 2022	259,173	$18.87	259,173	$15,405,949
Total	259,173	$18.87	259,173
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
Item 5. Other Information
We are providing the following disclosure in this Form 10-Q in lieu of filing such information on a Current Report on Form 8-K.
Item 1.01 Entry into a Material Definitive Agreement
On May 4, 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The Credit Agreement amends and restates the Company’s primary credit facility, which was scheduled to mature on July 27, 2023. The Credit Agreement has a maturity date of May 4, 2027 and allows for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company.
A commitment fee of the unused portion of principal amount of the credit facility is payable at a rate that now ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the Credit Agreement.
The interest rate on borrowings is dependent on the type and currencies of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”), which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus the Revolving Commitment Term Benchmark spread which can range from 100.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Revolving Commitment Term Benchmark spread which can range from 100.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuation rate per annum equal to the higher of:
a.Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the Credit Agreement); or
c.1% per annum above the Adjusted Term SOFR Rate (as defined under the Credit Agreement);
plus the Revolving Commitment ABR spread which has been can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.

The Company’s financial covenants under the Credit Agreement require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0; provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters ending during any period set forth below, to be less than 3.5 to 1.0.
The foregoing description of the Credit Agreement does not purport to be complete and is qualified by its entirety by reference to the full text of the Credit Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.
Item 2.03 Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information set forth under Item 1.01 related to the Credit Agreement is incorporated by reference in this Item 2.03.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	2/18/2021
10.1
Amended and Restated Credit Agreement, dated as of May 4, 2022, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent
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
May 6, 2022

By:	/s/ JANA T. CROOM
Jana T. Croom Vice President, Chief Financial Officer
May 6, 2022