Form 10-K
period 2022-06-30
Kimball Electronics, Inc.
filed 2022-08-30
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $522.6 million based on 96.0% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 15, 2022 was 24,625,797 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 11, 2022, are incorporated by reference into Part III.

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
Forward-Looking Statements
This document contains certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.
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
Overview
Kimball Electronics was founded in 1961 and incorporated in 1998. We are a global, multifaceted manufacturing solutions provider of contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets.  We deliver a package of value that begins with our core competency of producing durable electronics and has expanded into diversified contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions, precision molded plastics, and production automation, test, and inspection equipment. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our global footprint and operating system that is enabled by highly integrated procedures, standardization, and teamwork.  Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle.  Because our customers are in businesses where engineering changes must be tightly controlled and long product life cycles are common, they value our track record of quality, financial stability, social responsibility, and commitment to long-term relationships.
We have been producing safety critical electronic assemblies for our automotive customers for over 35 years.  During this time, we have developed expertise that has proven to be valuable not only to our automotive customers, but also to our medical, industrial, and public safety customers as well.  We have been successful in growing and diversifying our business by leveraging this experience and know-how in the areas of design and process validation, traceability, process and change control, and lean manufacturing to create valuable and innovative solutions for customers across these verticals.  This includes diversified contract manufacturing services for medical disposables, precision molded plastics, and design, production, and servicing of automation, test, and inspection equipment for industrial applications. We have harmonized our quality systems to be compliant with various important industry certifications and regulatory requirements, which allows us to take advantage of other strategic points of leverage in the supply chain, and within our operations, to cost-effectively manufacture electronic and non-electronic products in the same production facility for customers from all four end market verticals.

Many of our customers are multinational companies selling products in multiple regions of the world.  These customers leverage investments in their supplier relationships with partners like us that can provide them with engineering, manufacturing, and supply chain support in multiple regions of the world. We commonly manufacture the same product for the same customer in multiple locations.  Coupled with our CRM model and our global systems, procedures, processes, and teamwork, our strategy for expanding our global footprint has aligned us with the preferences of the customers in our four end market verticals and has positioned us well to support their global growth initiatives.
Our global component sourcing, procurement, quoting, and customer pricing processes and central functions provide our customers with commonality and consistency across the various regions where we operate. For example, our central sourcing organization uses global procurement processes and strategies to ensure sufficient availability of components and a uniform approach to pricing while leveraging the purchase volume of the entire organization. We manage customer pricing for the products we produce primarily with a standardized, global quoting model that we can apply seamlessly wherever our customers ask us to produce their products.
Our CRM model combines experts from our manufacturing facilities and members of our business development team who reside remotely and nearer to our customers around the world.  We also have cross-functional teams in the areas of quality, operational excellence, quoting, and design engineering with representatives from our various locations that provide support to our teams on a global basis. The skill sets of these team members and the clarity in their roles and responsibilities help provide our customers with a strong conduit that is critical to execution and forming a strong relationship.  We have institutionalized a customer scorecard process that provides all levels of our company with valuable feedback that drives actions for continuous improvement.  This process has helped us deliver award-winning service and build loyalty with our customers.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. Production occurs in our facilities located in the United States, China, Mexico, Poland, Romania, Thailand, and Vietnam.  We also have operations in India and Japan.
Our services are sold globally on a contract basis, and we produce products to our customers’ specifications with manufacturing services which primarily include:
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
•Class 8 clean room assembly, cold chain and product sterilization management;
•Design engineering and manufacturing of automation, test, and inspection equipment;
•Design engineering and production of precision molded plastics;
•Software design; and
•Complete product life cycle management.
We pride ourselves on the fact that we pay close attention to the evolving needs and preferences of our customers, and we continue to look for opportunities to grow and diversify our business by expanding our package of value and global footprint.

Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker, the Chief Executive Officer. Our operating segments meet the aggregation criteria under the accounting guidance for segment reporting. As of June 30, 2022, all of our operating segments provided contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments services customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers as a multifaceted manufacturing solutions company. Key elements of executing our strategy include:
•Leveraging Our Global Footprint – continue our strategy of utilizing our presence in key regions worldwide, primarily focused on expansions of existing facilities, as well as potential new geographic regions, as our customer demands dictate;
•Expanding Our Package of Value – enhance our core strengths and expand our package of value through contract manufacturing services in areas such as complex system assembly, specialized processes, and precision molded plastics with particular emphasis on Kimball medical solutions;
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
Our Business Offerings
We offer contract electronics manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end market verticals. We further offer diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, as well as production automation, test, and inspection equipment. Our services support the complete product life cycle of our customers’ products, and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume.  We bring innovative, complete design solutions to our customers.  We offer Design for Excellence input to our customers as a part of our standard package of value, and we use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires.  Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the various quality and reliability expectations of our customers in each of our end market verticals.
We value our customers and their unique needs and expectations.  Our customer focus and dedication to unparalleled excellence in engineering and manufacturing has resulted in proven success in the contract manufacturing industry. Personal relationships are important to us, and we strive to build long-term global partnerships.  Our commitment to support our customers is backed by our history and demonstrated performance for the past 60 years.
Marketing Channels
Manufacturing services, including engineering and supply chain support, are marketed by our business development team. We use a CRM model to provide our customers with convenient access to our global footprint and all of our services throughout the entire product life cycle.

Major Competitive Factors
Key competitive factors in the markets we serve include quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, competitive pricing, and global presence. Numerous contract manufacturing service providers compete globally for business from existing and potential customers. We also face competition from our customers’ own capacity and capabilities to in-source production. The proliferation of electronic components in today’s advanced products and the continuing trend of original equipment manufacturers in the electronics industry subcontracting the assembly process to companies with a core competency in this area drive growth in the EMS industry. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause margin dilution early in the life of a program, which is often recovered as the program becomes established and matures. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.
We do not believe that we, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for understanding our business other than fluctuating inventory levels, which may increase in conjunction with the start-up of new programs and component availability.
Our Competitive Strengths
We derive our competitive strengths from our experience of producing safety critical electronic assemblies for automotive customers for over 35 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our strengths include:
•Core competency of producing durable electronics;
•Body of knowledge as it relates to the design and manufacture of products that require high levels of quality control, reliability, and durability;
•Highly integrated, global footprint;
•Capability to provide our customers diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and automation, test, and inspection equipment;
•CRM model and our customer scorecard process;
•Ability to provide our customers with valuable input regarding designs for improved manufacturability, reliability, and cost;
•Quality systems, industry certifications, and regulatory compliance;
•Integrated supply chain solutions and competitive bid process resulting in competitive raw material pricing; and
•Complete product life cycle management.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. We do not have a significant share of the EMS market and were ranked the 21st largest global EMS provider for calendar year 2021 by Manufacturing Market Insider in the March 2022 edition published by New Venture Research.
Locations
As of June 30, 2022, we have eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. Our software design services are primarily performed at our location in India, and other support services are performed at our location in Japan. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe, and we have recently expanded our facility in Thailand and are in the process of expanding the facilities in Mexico and Poland. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Seasonality
Consolidated sales revenue is generally not affected by seasonality.

Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, industrial, and public safety end markets.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2022 were as follows:

	Year Ended June 30
	2022	2021	2020
Automotive	43%	43%	38%
Medical	29%	30%	33%
Industrial	23%	23%	23%
Public Safety	4%	3%	5%
Other	1%	1%	1%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive and Philips, which accounted for the following portions of net sales:

	Year Ended June 30
	2022	2021	2020
Nexteer Automotive	17%	17%	14%
Philips	15%	15%	16%
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
The EMS industry is currently experiencing component shortages, component allocations, cost inflation, and shipping delays, particularly with semiconductors, driven by the strong demand in electronics and the global recovery from the impact of COVID-19, complicated by its continued impact. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. The semiconductor shortage has adversely impacted global manufacturing, including the automotive industry, leading to automakers temporarily suspending production at times. We take various actions to attempt to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages or allocations could have on our results. Through contractual pricing arrangements and negotiations with our customers, we attempt to mitigate the adverse effect that cost increases could have on our results.
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
Corporate Social Responsibility
We are committed to responsible, sustainable environmental, social, and governance philosophies and practices, which have been a part of our fabric since our founding in 1961. To showcase how our employees around the world share a strong sense of responsibility to protect the environment, sustain a safety focus at our facilities, and give back in meaningful ways to the communities where we live and work, we issued our latest annual Environmental, Social & Governance Report (“ESG Report”) in February 2022. The ESG Report highlights the long-term environmental, social, and governance principles and practices designed to support the Company’s commitment to sustaining “lasting relationships” and achieving “global success” with its stakeholders wherever Kimball Electronics’ touch is felt throughout the world. The ESG Report reflects several long-standing Guiding Principles of the Company: our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The ESG Report is posted on our website at https://www.kimballelectronics.com/esg. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Socially Responsible Supply Chain
We are committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or “3TG”) from the Democratic Republic of Congo and certain adjoining countries. Our efforts include requiring our suppliers to undertake reasonable due diligence within their supply chain to ensure that the 3TG in the materials we source from them do not directly or indirectly contribute to significant adverse human rights impacts, as well as conducting due diligence before allowing a potential supplier to become one of our preferred suppliers. We request the return of reporting forms related to conflict minerals from our suppliers under the Responsible Minerals Initiative, or RMI, Conflict Minerals Survey. Further, we seek to remove any suppliers that continue to fail to meet our supplier and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also conduct recurring internal trainings for all employees and certain select contractors on export compliance, anti-corruption and anti-slavery, and insider trading. In addition, Kimball Electronics is a member of the Responsible Minerals Initiative, which is evaluating the supply chain risks of conflict minerals and other minerals (e.g., cobalt, mica) and studying how to mitigate those risks.
Human Rights
As reflected in our Vision and Guiding Principles, Kimball Electronics is committed to the highest standards of conduct in its business dealings. We are a human-centered company that fully supports human rights. For us, human rights are more than just being compliant--they are about doing the right thing. Our Guiding Principles outline the critical role Kimball plays as a corporate citizen for our customers, our people, our partners, our environment, our Share Owners, and our communities. Our human rights beliefs are deeply rooted in our Guiding Principles and expressed in our Global Human Rights Policy, which is supported by annual review that explains some of the practical actions that we take each year to implement our Policy.
Kimball has been built upon the tradition of pride in craftsmanship, mutual trust, personal integrity, respect for dignity of the individual, a spirit of cooperation, and a sense of family and good humor. We seek to enhance this culture as we grow. We believe that no company should prosper while violating the basic human rights of others whether through unlawful slavery, servitude, forced or compulsory labor, or otherwise exploitative means. We believe in upholding principles of human rights, fair remuneration and economic inclusion, fair labor practices, worker safety, and observing fair labor practices within our organization and our supply chain.

Diversity, Equity, Inclusion, and Belonging
We value and work to promote a diverse, equitable and inclusive work environment. We are committed to holding ourselves accountable, taking action to continuously improve our policies and practices, and to uphold the principles that encompass diversity, equity, inclusion, and belonging as outlined in our Diversity, Equity, Inclusion, and Belonging (“DEI&B”) statement. Our strategy is to achieve excellence in customer service, employee relations, and business objectives through creativity, responsiveness, and innovation as a result of increased well-being, sense of belonging, and meaningful work for our employees. We actively promote DEI&B, and incorporate DEI&B into our culture, values, and strategies. We provide a report on the diversity of our employees to the Board of Directors annually.
Contributing to Our Communities
One of our Guiding Principles is to strive to help our communities be great places to live. We live this Guiding Principle and further the goals of our Human Rights Policy when we contribute and encourage our employees to contribute to our local communities. In 2022, we committed $100,000 to Southwestern Indiana Child Advocacy Center Coalition (“SWICACC”), a safe reporting center for abused or neglected children that serves seven counties in southwestern Indiana. On International Women’s Day 2021, we donated $5,000 to Water To Thrive to build a freshwater well system for a village in Ethiopia because safe, fresh drinking water is a basic human right. We donated $20,000 and over 200 hours of paid work time so that our employees could volunteer to help build a house for Greater Indy Habitat for Humanity. We donated $10,000 each to the Red Cross in Poland and Romania to aid in Ukrainian relief efforts, and gave our employees in Poland two days of paid time off for volunteering to help refugees. Kimball Electronics Gives, an employee-based giving circle, raised enough money to offer grants totaling $10,500 to eight worthy causes.
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
Refer to the discussion in Item 1A - Risk Factors for further details of the legal and regulatory initiatives related to environmental matters including climate change that could adversely affect our business, results of operations, and financial condition.
Our People are the Company: Human Capital Management
We believe our people are the company. We believe in creating quality for life. We believe lasting relationships create our global success. We believe our people are the competitive edge for our service, quality, and value. Kimball Electronics has been built upon the tradition of pride in craftsmanship, mutual trust, personal integrity, respect for dignity of the individual, a spirit of cooperation, and a sense of family and good humor. We seek to enhance this culture as we grow. We believe in the inherent value of all individuals.
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
Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2022, Kimball Electronics employed approximately 7,200 people worldwide, with approximately 1,200 located in the United States and approximately 6,000 located in foreign countries. Half of the independent members of the Board of Directors are female, along with four of our nine executive management team members and over 50% of our global workforce. We continue to execute on our commitment to diversity, equity, inclusion, and belonging, and exhibit our commitment to gender, racial, and ethnic diversity by striving toward the corporate goals we outline in both our Global Human Rights Policy and Diversity, Equity, Inclusion, and Belonging statement, including by:
•Increasing female representation globally at the executive and senior management levels;
•Increasing racial and ethnic diversity at the executive and senior management levels so our leadership will reflect our organization and the communities in which we operate;
•Holding leadership accountable for diversity, equity, inclusion, and belonging outcomes.
The average tenure within our workforce is 6.15 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.32 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey that exceeds 90%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs.
Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
For additional information, see the Company’s Proxy Statement to be filed for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Our People are the Company: Human Capital Management and Succession Planning Oversight.”
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
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2022, 2021, and 2020. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations.
Significant declines in the level of purchases by key customers or the loss of a significant number of customers could have a material adverse effect on our business. In addition, the nature of the contract manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customers and program start-ups generally cause margin dilution early in the life of a program. New customer relationships also present risk because we do not have an extensive product or customer relationship history.
Consolidation among our customers exposes us to increased risks, including reduced revenue and dependence on a smaller number of customers. Consolidation in industries that utilize our services may occur as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular.
We can provide no assurance that we will be able to fully replace any lost sales from these risks, which could have an adverse effect on our financial position, results of operations, or cash flows.
Supply chain disruptions, including the COVID-19 pandemic, could prevent us from purchasing sufficient materials, parts, and components necessary to meet customer demand at competitive prices, in a timely manner, or at all.
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. From time to time, we have experienced shortages of some of the materials, parts and components that we use, particularly with semiconductors. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials and shipping delays for such components with common carriers. These unanticipated component shortages have and will continue to result in curtailed production or delays in production, which prevent us from making scheduled shipments to customers.
We have also experienced, and continue to experience, such shortages due to the effects of and responses to the COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, and may be impacted by other events outside our control, including macroeconomic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of and ongoing war in Ukraine). We cannot reasonably predict the full extent to which these events may impact our supply chain, because any impacts will depend on future developments that are highly uncertain and continuously evolving, including, the duration and severity of the ongoing COVID-19 pandemic and new information that may emerge concerning COVID-19, further actions by governmental entities or others in response to the types of events described above, and how quickly and to what extent normal economic and operating conditions can resume.
Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components we purchased are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. These and other price increases, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, or if the supply chain is unable to react timely to increases in demand, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
The substantial investments required to start up and expand facilities and new customer programs may adversely affect our margins and profitability.
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
Start-ups of new customer programs require the coordination of the design and manufacturing processes, as well as substantial investments in resources and equipment. The design and engineering required for certain new programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular program may be delayed, less successful than we originally anticipated, or not successful at all. Additionally, even after acceptance, most of our customers do not commit to long-term production schedules, and we are unable to forecast the level of customer orders with certainty over a given period of time. If our customers do not purchase anticipated levels of products, we may not recover our up-front investments, may not realize profits, and may not effectively utilize expanded fixed manufacturing capacities. All of these types of manufacturing inefficiencies could have an adverse impact on our financial position, operating margins, results of operations, or cash flows.
Our international operations make us vulnerable to financial and operational risks associated with doing business in foreign countries.
We derive a substantial majority of our revenues from our operations outside the United States, primarily in China, India, Mexico, Poland, Romania, Thailand, and Vietnam. Our international operations are subject to a number of risks, which may include the following:
•global, regional, or local economic and political instability;
•widespread health emergencies, such as COVID-19, and foreign governments’ measures taken in response to them;
•foreign currency fluctuations including currency controls and inflation, which may adversely affect our ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits, or cash flows we generate in non-U.S. markets;
•warfare, riots, terrorism, general strikes, or other forms of violence and/or geopolitical disruption;
•compliance with laws and regulations, including the U.S. Foreign Corrupt Practices Act, applicable to operations outside of the U.S.;
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
For example, the Russian invasion of Ukraine and the ongoing war there has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. Companies worldwide have interrupted or stopped production in Ukraine, Russia, and neighboring countries. We do not procure materials directly from Ukraine or Russia or have facilities there, but impacts like these, wherever they may occur, can further exacerbate the ongoing supply chain disruptions that are occurring across the globe, particularly in the automotive industry. Our European operations are located in Poland and

Romania, and both of these countries are part of NATO, which is actively taking, and could take in the future, certain measures in response to Russia’s invasion of Ukraine.
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
Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. Similar risks exist with our third-party vendors. Any problems caused by these third parties, including those resulting from disruption in communications services, cyber attacks, or security breaches, have the potential to hinder our ability to conduct business. In addition, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“GDPR”), the UK GDPR, ePrivacy Directive, the California Privacy Rights Act (“CPRA”), and similar legislation in jurisdictions in which we operate, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties.

We depend on attracting and retaining executive officers, key employees, skilled personnel, and sufficient labor to efficiently operate our business.
Our success depends to a large extent on our ability to attract and retain highly qualified and diverse executive officers, key employees, and skilled personnel, and to continue to implement our succession plans for managers and other key employees. These employees are not generally bound by employment or non-competition agreements, and we cannot assure you that we will retain them. The labor market for these employees is intensely competitive, and compensation and benefit costs continue to increase significantly in the current economic environment. In particular, the high demand for manufacturing labor in certain geographic areas in which we operate makes recruiting new production employees and retaining experienced production employees difficult.
Our success also depends on keeping pace with technological advancements, including Industry 4.0, and adapting services to provide manufacturing capabilities which meet customers’ changing needs. Therefore, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner.
Shortages of workers could adversely impact our ability to operate our business effectively and timely serve our customers’ needs, which could adversely affect our relations with customers, result in reductions in orders from customers, or cause us to lose customers. Turnover in personnel could result in additional training and inefficiencies that could adversely impact our operating results. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. To aid in managing our growth and strengthening our pool of qualified personnel, we will need to internally develop, recruit, and retain diverse, qualified personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.
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
Certain provisions of our Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws may delay or prevent a merger or acquisition that a Share Owner may consider favorable. For example, the Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue one or more series of preferred stock, prevents Share Owners from acting by written consent without unanimous consent, and requires a supermajority Share Owner approval for certain business combinations with related persons. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on potential acquirers.
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
Climate change, and the legal and regulatory initiatives related to climate change, could subject us to extensive environmental regulation and significant potential environmental liabilities.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters or extreme weather conditions, such as hurricanes, earthquakes, droughts, wildfires, cyclones, or floods. Physical climate risks and the operation of facilities in areas subject to increased water stress could impair our production capabilities, disrupt the operations of our supply chain and infrastructure, and impact our customers and their demand for our services.
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
The long-term effects of climate change on the global economy and our industry in particular are unclear. Changes in climate where we, our customers, and our supply chain operate could have a long-term adverse impact on our business, results of operations, and financial condition. In addition, we have committed to cut our greenhouse gas emissions, water usage, electrical usage, and air emissions significantly by 2025 as part of our long-term sustainability strategy, and we may take additional voluntary steps to mitigate our impact on the environment. Environmental regulations or changes in the supply, demand, or available sources of energy, water, or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy in particular could reduce our profitability. Given the political significance and uncertainty around these issues, we cannot predict how climate change, and the legal and regulatory initiatives related to climate change, will affect our operations and financial condition.

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
•We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments, and those relating to the recycling or reuse of products we manufacture. These include EU regulations and directives, such as the Restrictions on Hazardous Substances (“RoHS”), the Waste Electrical and Electronic Equipment (“WEEE”) directives, and the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulation, and similar regulations in China (the Management Methods for Controlling Pollution for Electronic Information Products or “China RoHS”). In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers’ abilities and obligations in electronics repair and refurbishment. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
In addition, there is an increasing governmental focus around the world on climate change and environmental impact issues, which may result in new environmental, health, and safety regulations that may affect us, our suppliers and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition.

ESG issues, including those related to climate change and sustainability, may increase our costs and impose difficult and expensive compliance requirements.
Customers, consumers, investors, and other stakeholders, particularly in the EMS industry, are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. Along with our stakeholders and our broader industry, we have increased our focus on sustainability and measurement of our progress against Environmental, Social, and Governance (“ESG”) criteria. We have established sustainability and ESG programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and we cannot guarantee that we will be able to achieve the planned results. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, current or potential customers, consumers, and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
In addition, our customers have adopted, and may continue to adopt, procurement policies that require us to comply with social, and environmental responsibility provisions. An increasing number of investors have adopted, and may continue to adopt, ESG policies for their portfolio companies, and various voluntarily sustainability initiatives and organizations have promulgated different social and environmental responsibility and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
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
We are exposed to foreign currency risk.
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
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2022, we had $180.6 million in borrowings under our credit facilities and had total cash and cash equivalents of $49.9 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
We are exposed to interest rate risk on our borrowings.
We have exposure to interest rate risk on our borrowings under our credit facilities. The interest rates of these borrowings are based on a spread plus applicable base rate, including the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the prime rate of a reference bank, or the federal funds rate. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations, or cash flows.
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
Natural disasters or other catastrophic events, including severe weather (including cyclones, hurricanes, and floods) as well as terrorist attacks, power interruptions, fires, and pandemics, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics.  Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in reduced demand for our customers’ products and delayed or lost revenue for our services. Further, any disruption in our IT systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but it may not be sufficient or paid in a timely manner to us in the event of such an interruption.
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

Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2022, we had eleven manufacturing facilities with two located in Indiana, two in China, and one located in each of California, Florida, Mexico, Poland, Romania, Thailand, and Vietnam. These facilities occupy approximately 1,761,000 square feet in aggregate, substantially all of which are owned. We lease facilities in India and Japan that accommodate our software design and other support services. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
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
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 30, 2022 are as follows:
(Age as of August 30, 2022)

Name	Age	Office and Area of Responsibility
Donald D. Charron	58	Chairman of the Board and Chief Executive Officer
Jana T. Croom	45	Chief Financial Officer
Jessica L. DeLorenzo	37	Vice President, Human Resources
Douglas A. Hass	46	Chief Legal and Compliance Officer, Secretary
LeRoy W. Kemper	51	Vice President, Diversified Contract Manufacturing Services
Steven T. Korn	58	President, Global Electronics Manufacturing Services Operations
Kathy R. Thomson	53	Vice President, Global Business Development and Design Services
Christopher J. Thyen	59	Vice President, New Platforms
Isabel S. Wells	46	Chief Information Officer
Executive officers are appointed annually by the Board of Directors. The following is a brief description of the business experience during the past five or more years of each of our executive officers.
Mr. Charron is our Chairman of the Board and Chief Executive Officer. Mr. Charron has served in this role since October 2014.
Ms. Croom is our Chief Financial Officer effective July 1, 2021. Ms. Croom joined Kimball Electronics in January 2021 in the role of Vice President, Finance. Prior to joining Kimball Electronics, she held the position of Vice President, Financial Planning and Analysis for NiSource Inc. since August 2019. Previously at NiSource Inc., she served as Director of Operations Planning since March 2017 and Director of Regulatory Affairs since April 2014.
Ms. DeLorenzo was appointed Vice President, Human Resources in June 2018. Ms. DeLorenzo joined Kimball Electronics in 2015 in the position of Director, Organizational Development.
Mr. Hass was appointed Chief Legal and Compliance Officer and Secretary effective January 1, 2022. He joined Kimball Electronics in August 2020 as Associate General Counsel and Assistant Secretary. Prior to Kimball Electronics, Mr. Hass served as General Counsel and Secretary of Lifeway Foods from 2016 through 2020.
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
Ms. Wells joined Kimball Electronics in April 2022 as Chief Information Officer. Prior to Kimball Electronics, Ms. Wells held the position of Vice President of IT at Avery Dennison since June 2019. From 2011 to 2019, Ms. Wells was Senior Director of IT at Avery Dennison.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2023. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 15, 2022, the Company’s common stock was owned by approximately 1,131 Share Owners of record.
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
During fiscal year 2022, the Company repurchased $9.1 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2022 - April 30, 2022	—	$—	—	$15,405,949
May 1, 2022 - May 31, 2022	141,113	$18.10	141,113	$12,852,192
June 1, 2022 - June 30, 2022	84,333	$19.89	84,333	$11,174,672
Total	225,446	$18.77	225,446

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock for the five-year period commencing June 30, 2017 and ending June 30, 2022 to the cumulative total return of the Nasdaq Stock Market (U.S.) and a reference group index for the same period of time.  Our cumulative total shareholder return (“TSR”) reference group index is comprised of:  Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation, each of which is a publicly traded company in the EMS industry. The public companies included in the cumulative TSR reference group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on June 30, 2017 and that dividends, if any, are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
06/30/2017
06/30/2018
06/30/2019
06/30/2020
06/30/2021
06/30/2022
Kimball Electronics, Inc.
Nasdaq Stock Market (U.S.)
Peer Group Index

	06/30/2017	06/30/2018	06/30/2019	06/30/2020	06/30/2021	06/30/2022
Kimball Electronics, Inc.	$100.00	$101.39	$89.97	$75.01	$120.44	$111.36
Nasdaq Stock Market (U.S.)	$100.00	$123.65	$133.27	$169.22	$245.80	$188.07
Peer Group Index	$100.00	$90.19	$81.53	$83.36	$138.60	$120.57

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical devices, medical disposables, drug delivery devices and solutions, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has recognized us three times in the past four years for achieving the Highest Overall Customer Rating in their Service Excellence Awards.
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
The Worldwide Manufacturing Services Market - 2022 Edition, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2026. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 4.3% over the next five years, with the EMS industry projected to grow at a CAGR of 5.5%.
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
The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which have been especially challenging throughout this fiscal year. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results; however, the duration or severity of the components shortages is unknown.
COVID-19 interruptions and supply chain restraints have also resulted in an industry-wide inflation of components, labor, freight, and other operating costs. Through contractual pricing arrangements and negotiations with our customers, we have been able to mitigate a majority of these cost increases; however, our profitability has been impacted, and the financial impact on our future results cannot be reasonably estimated but could be material.
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
As expected, the second half of fiscal year 2022 finished stronger than the first half as we had record quarterly net sales in the fourth quarter and record annual net sales. Sales to customers in the automotive market and the industrial market experienced record annual net sales. We anticipate demand from customers in the automotive market to remain strong in fiscal year 2023 as the supply chain catches up with the demand and the continued ramp-up of certain programs and the launch of new programs. In the medical market, sales increased slightly by 2% as the prior fiscal year benefited from the COVID-19-related demand increase for medical assemblies. In the industrial market, sales increased in the current fiscal year in large part due to higher end market demand for climate control products. Sales to customers in the public safety market were slightly higher in the current fiscal year compared to fiscal year 2021.
We have a strong focus on cost control balanced with managing the future growth prospects of our business and growing backlog of orders due to the global component shortage and logistical challenges. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through our recently announced and completed capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet as of the end of fiscal year 2022, which included a current ratio of 1.9, a debt-to-equity ratio of 0.4, and Share Owners’ equity of $454 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $178.6 million at June 30, 2022.
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

	Year End
Customer Service Years	2022	2021	2020
More than 10 Years
% of Net Sales	79%	81%	76%
# of Customers	34	33	38
5 to 10 Years
% of Net Sales	17%	16%	11%
# of Customers	21	23	19
Less than 5 Years
% of Net Sales	4%	3%	13%
# of Customers	11	16	21
Total
% of Net Sales	100%	100%	100%
# of Customers	66	72	78
Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found under captions entitled “Results of Operations - Fiscal Year 2021 Compared with Fiscal Year 2020” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2021 filed with the SEC on August 27, 2021, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, http://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

Results of Operations - Fiscal Year 2022 Compared with Fiscal Year 2021

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$1,349.5		$1,291.8		4%
Gross Profit	104.6	7.8%	118.0	9.1%	(11)%
Selling and Administrative Expenses	53.5	4.0%	52.7	4.0%	1%
Other General Income	1.4		0.4
Operating Income	52.5	3.9%	65.7	5.1%	(20)%
Other Income (Expense)	(8.7)		4.4
Provision for Income Taxes	12.5		13.3		(6)%
Net Income	$31.3		$56.8		(45)%
Diluted Earnings per Share	$1.24		$2.24		(45)%
Open Orders	$1,192		$749		59%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2022	2021	% Change
Automotive	$582.2	$551.5	6%
Medical	391.7	384.8	2%
Industrial	308.1	293.7	5%
Public Safety	50.1	48.1	4%
Other	17.4	13.7	27%
Total Net Sales	$1,349.5	$1,291.8	4%
Net sales in fiscal year 2022 increased by 4% compared to net sales in fiscal year 2021, which included an unfavorable impact of 1% from foreign exchange fluctuations. By end market vertical, our market verticals fluctuated as follows:
•We experienced record sales to customers in the automotive market largely due to the ramp-up of certain programs and new product introductions, including programs for fully electric vehicles, partially offset by the unfavorable impact of component shortages.
•Sales to customers in the medical market improved slightly in the current fiscal year when compared to the prior fiscal year due to launch and ramp-up of new programs. Partially offsetting this increase was the benefit in the prior fiscal year sales of the temporary increase in demand for medical assemblies, specifically those related to respiratory care and patient monitoring products as a direct result of the COVID-19 pandemic and related global shortage of respiratory equipment.
•We also experienced record sales to customers in the industrial market during the current fiscal year, as a result of higher end market demand for climate control products.
•Sales to customers in the public safety market were slightly higher in fiscal year 2022 compared to fiscal year 2021.
A significant amount of sales to Nexteer Automotive and Philips accounted for the following portions of our net sales:

	Year Ended June 30
	2022	2021
Nexteer Automotive	17%	17%
Philips	15%	15%

Open orders were up 59% as of June 30, 2022 compared to June 30, 2021, primarily from an increase in the medical and automotive verticals. The increase in open orders in both the medical and automotive market is driven by the overall increase in demand coupled with the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of June 30, 2022 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers. Additionally, COVID-19 and the component shortages could impact the timing of fulfillment of open orders.
Gross profit as a percent of net sales declined in fiscal year 2022 when compared to fiscal year 2021. We incurred higher material costs, increased freight costs, unfavorable foreign currency fluctuations, and wage inflation in the current fiscal year compared to the prior fiscal year. We also experienced lost absorption in the first half of the current fiscal year as we retained our workforce to be well-positioned for the anticipated growth in the second half of the current fiscal year. Partially offsetting these unfavorable factors in fiscal year 2022 were lower profit-sharing incentive bonus expense and lower depreciation from the change in estimates of useful lives on Surface Mount Technology production equipment. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on the change in estimates of useful lives.
For fiscal year 2022, selling and administrative expenses increased slightly by 1% in absolute dollars but remained flat as a percent of net sales when compared to fiscal year 2021.
Other General Income in fiscal years 2022 and 2021 consisted of $1.4 million and $0.4 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. The fiscal year 2021 amount was partially offset by lawsuit settlement accruals and payments.

Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2022	2021
Interest Income	$81	$102
Interest Expense	(2,655)	(2,165)
Foreign Currency/Derivative Gain (Loss)	(4,182)	4,806
Gain (Loss) on SERP Investments	(1,563)	2,073
Other	(499)	(465)
Other Income (Expense), net	$(8,818)	$4,351
The Foreign Currency/Derivative Gain/(Loss) resulted from net foreign currency exchange rate movements during the periods. The loss in fiscal year 2022 and the gain in fiscal year 2021 were driven by the respective strengthening and weakening of the U.S. dollar versus foreign currencies that we have exposure to in our business. The revaluation of the fair value of the supplemental employee retirement plan (“SERP”) investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. Other includes fees associated with our credit facilities, amortization of actuarial gains (losses), and other miscellaneous items that are not directly related to operations.
Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2022		Year Ended June 30, 2021
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$1,542	29.8%	$10,439	11.4%
Foreign	$42,189	28.5%	$59,615	20.2%
Total	$43,731	28.5%	$70,054	18.9%
The consolidated effective tax rate for fiscal year 2022 was unfavorably impacted by the mix of taxable earnings within our various tax jurisdictions and foreign exchange rate movements.
The domestic effective tax rate and the consolidated effective tax rate for fiscal year 2021 were favorably impacted by a reversal of state valuation allowances. The consolidated effective tax rate was also favorably impacted by the mix of taxable earnings within our various tax jurisdictions and foreign exchange rate movements.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 10 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $31.3 million in fiscal year 2022, or $1.24 per diluted share, a decrease of 45.0% from fiscal year 2021 net income of $56.8 million, or $2.24 per diluted share.
Comparing the balance sheet as of June 30, 2022 to June 30, 2021, Receivables increased $19.5 million largely due to increased sales volumes. Our inventory balance increased $195.2 million primarily due to the component shortages as we continued to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, as well as increased demand. Property and equipment, net increased $43.6 million primarily from the Mexico and Thailand facility expansions. Accounts payable increased $92.1 million primarily due to the increased inventory purchases. Borrowings under credit facilities increased $114.4 million primarily due to borrowings on the U.S. primary credit facility for working capital purposes, including the strategic inventory builds to mitigate part shortages.
Liquidity and Capital Resources
Working capital at June 30, 2022 was $352.3 million compared to working capital of $282.6 million at June 30, 2021. The current ratio was 1.9 at both June 30, 2022 and June 30, 2021. The debt-to-equity ratio was 0.4 and 0.1 at June 30, 2022 and June 30, 2021, respectively. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $178.6 million at June 30, 2022 and $206.7 million at June 30, 2021.

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

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
DSO	53	51	52	57	53
CAD	16	14	14	14	14
PDSOH	100	89	91	77	61
APD	78	71	76	75	64
CCD	91	83	81	73	64
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2022 and 2021.

	Year Ended June 30
(Amounts in Millions)	2022	2021
Net cash (used for) provided by operating activities	$(83.2)	$130.1
Net cash used for investing activities	$(74.8)	$(38.8)
Net cash provided by (used for) financing activities	$103.7	$(53.1)
Cash Flows from Operating Activities
Net cash used for operating activities for the fiscal year ended June 30, 2022 was driven by changes in operating assets and liabilities. Net cash provided by operating activities for the fiscal year ended June 30, 2021 was driven by net income adjusted for non-cash items and changes in operating assets and liabilities. Changes in operating assets and liabilities used $152.8 million of cash in the fiscal year ended June 30, 2022 compared to $40.4 million of cash provided in the fiscal year ended June 30, 2021.
The cash used of $152.8 million from changes in operating assets and liabilities in fiscal year 2022 was largely due to an increase in inventory, which used cash of $203.2 million primarily due to the component shortages as we continued to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, and an increase in accounts receivable, which used cash of $26.5 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $96.8 million largely resulting from increased inventory purchases.
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

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2022 includes $74.7 million cash used for capital investments. The capital investments were primarily for expansions at our Thailand and Mexico facilities and to support new business awards.
Net cash used for investing activities during fiscal year 2021 includes $39.4 million cash used for capital investments. The capital investments were primarily for machinery and equipment for capacity purposes and to support new business awards in addition to capital investments for the beginning of the expansions at our Thailand and Mexico facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended June 30, 2022 resulted largely from net borrowings on our credit facilities of $114.9 million primarily for working capital purposes.
Net cash used for financing activities for the fiscal year ended June 30, 2021 resulted largely from net payments on our credit facilities of $52.3 million.
Credit Facilities
The Company maintained a U.S. primary credit facility which was scheduled to mature on July 23, 2023. On May 4, 2022, the Company entered into an amended and restated credit agreement (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, and the primary credit facility is now scheduled to mature on May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase.
The proceeds of the loans on the primary credit facility are to be used for working capital and general corporate purposes of the Company. A portion of the credit facility, not to exceed $15 million of the principal amount, was available for the issuance of letters of credit. A commitment fee on the unused portion of the principal amount of the credit facility was payable at a rate that ranged from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined under the primary credit facility.
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
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility); or
c.1% per annum above the Adjusted Term SOFR Rate (as defined under the primary credit facility);
plus the Revolving Commitment ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
At June 30, 2022, we had $171.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $145.0 million of the borrowings were classified as long term. At June 30, 2021, we had $62.7 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $40.0 million of the borrowings were classified as long term. Our debt classified as long term reflects the borrowings the Company intends, and has the ability, to refinance for a period longer than twelve months. As noted above in the Cash Flows for Financing Activities section, our borrowings on the primary credit facility increased due to working capital purposes.

The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0 provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to be less than 3.5 to 1.0.
We were in compliance with the financial covenants during the fiscal year ended June 30, 2022.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of June 30, 2022, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2022 exchange rates). We had no borrowings outstanding under this credit facility as of June 30, 2022 or June 30, 2021.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $9.6 million at June 30, 2022 exchange rates) that can be drawn in Euro, U.S. dollars, or other optional currency. At June 30, 2022 and 2021, we had $9.2 million and $3.5 million, respectively, in borrowings outstanding under this credit facility. The facility matures in July 2023.
During the current fiscal year, the Poland revolving credit facility, which allowed borrowings up to 5 million Euro, matured and was not extended. There were no borrowings on the Poland revolving credit facility during the current or prior fiscal year.
Subsequent to June 30, 2022, the Company expanded the borrowing capacity of the Thailand credit facility to $10 million and entered into a foreign credit facility for its EMS operation in China which allows for borrowings up to $7.5 million. These facilities will be used for general corporate needs and working capital purposes, including the strategic inventory builds to mitigate part shortages.
Factoring Arrangements
The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2022 and 2021, we sold, without recourse, $303.4 million and $306.3 million of accounts receivable, respectively.  See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $128.7 million at June 30, 2022. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. In fiscal year 2021, we approved capacity expansions at our Thailand and Mexico facilities. Our Thailand facility expansion was completed in the third quarter of fiscal year 2022, and we anticipate the Mexico facility expansion will be complete in the first quarter of fiscal year 2023. We have also approved a plan to expand the facility in Poznan, Poland, and the expansion is expected to be completed in early fiscal year 2024. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of its impact to certain markets, the supply chain, and global macroeconomic conditions.
At June 30, 2022, our capital expenditure commitments were approximately $22 million, consisting primarily of commitments for the expansion of our Poland facility, equipment for the Mexico and Thailand facility expansions, and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At June 30, 2022, our foreign operations held cash totaling $48.3 million and the aggregate unremitted earnings of our foreign subsidiaries were approximately $353 million. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) to allow the repurchase of up to $100 million of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Plan through June 30, 2022.
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
Fair Value
During fiscal year 2022, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 12 - Fair Value of Notes to Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
As of June 30, 2022, we do not have any material off-balance sheet arrangements.
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
Goodwill and Other Intangible Assets - Goodwill, $12.0 million as of both June 30, 2022 and 2021 represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level.  If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. No impairment charges were recorded in fiscal year 2022 or 2021 resulting from our annual impairment tests for all reporting units.
Other Intangible Assets, $14.7 million and $17.0 million as of June 30, 2022 and 2021, respectively, are reported on the Consolidated Balance Sheets and consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of the Company’s goodwill and intangible asset accounting policies.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.8 million and $3.0 million at June 30, 2022 and June 30, 2021, respectively.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our principal foreign currency exposures include the Euro, Polish zloty, Romanian leu, Chinese renminbi, Thai baht, and Mexican peso. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2022 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.  Actual future gains and losses could have a material impact in an annual period depending on changes or differences in market rates and interrelationships, hedging instruments, timing, and other factors.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 7 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2022 would not have a material impact of profitability in an annual period. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on the Secured Overnight Financing Rate (“SOFR”).

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 30, 2022

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Revenue Recognition - Contracts Recognized Over Time - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The majority of the Company’s revenue is recognized over time as manufacturing services are performed when the Company manufactures a product to customer specifications with no alternative use and for which the Company has an enforceable right to payment for performance completed to date. The Company generally recognizes revenue over time using cost-based input methods to depict the Company’s progress towards meeting its performance obligations, in which judgment is required to evaluate assumptions including the anticipated margins to estimate the corresponding amount of revenue to recognize.

The timing differences of revenue recognition, billings to the Company’s customers, and cash collections from the Company’s customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the consolidated balance sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. The contract asset balance was $64.1 million as of June 30, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the anticipated margins used to recognize revenue over time and record contract assets included the following, among others:

•We tested the effectiveness of controls over the Company’s recognition of revenue over time and the related contract asset balance, including management’s process for estimating the anticipated margins for products manufactured to customer specifications for which the Company has an enforceable right to payment for performance completed to date.

•We evaluated management’s ability to estimate revenue accurately by comparing actual margins to management’s historical estimates for completed contracts.

•We selected a sample of contracts with customers and performed the following:

▪Evaluated whether the contracts with customers were properly included or excluded in management’s calculation of over time contract revenue based on the terms and conditions of each contract, including whether the Company determined the product has no alternative use and that the Company has an enforceable right to payment for performance completed to date.

▪Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

▪Tested the accuracy and completeness of the costs incurred to date for the respective performance obligations by comparing the quantities on hand and standard cost per the calculation to the Company’s perpetual inventory information and testing any manufacturing variances and purchase price adjustments.

▪Evaluated the calculation of the amount of revenue to recognize for the performance obligation by:

◦Evaluating the reasonableness of management’s anticipated margins used in the Company’s calculation of revenue for performance obligations.

◦Evaluating the appropriateness and consistency of the methods and assumptions used by management to develop the estimates of anticipated margin at completion.

•We tested the mathematical accuracy of management’s calculation of revenue recognized over time and the related contract asset balance.

Indianapolis, Indiana
August 30, 2022
/s/ Deloitte & Touche LLP
We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$49,851	$106,442
Receivables, net of allowances of $139 and $177, respectively	222,857	203,382
Contract assets	64,080	45,863
Inventories	395,630	200,386
Prepaid expenses and other current assets	28,665	27,320
Total current assets	761,083	583,393
Property and Equipment, net of accumulated depreciation of $271,139 and $264,907, respectively	206,835	163,251
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $35,437 and $35,813, respectively	14,707	17,008
Other Assets	41,131	38,398
Total Assets	$1,035,767	$814,061

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$35,580	$26,214
Accounts payable	308,617	216,544
Accrued expenses	64,545	58,016
Total current liabilities	408,742	300,774
Other Liabilities:
Long-term debt under credit facilities, less current portion	145,000	40,000
Long-term income taxes payable	7,812	8,854
Other long-term liabilities	20,242	22,461
Total other liabilities	173,054	71,315
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	311,090	308,123
Retained earnings	240,222	208,969
Accumulated other comprehensive loss	(19,672)	(4,883)
Treasury stock, at cost:
Shares: 4,804,000 and 4,473,000, respectively	(77,669)	(70,237)
Total Share Owners’ Equity	453,971	441,972
Total Liabilities and Share Owners’ Equity	$1,035,767	$814,061
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2022	2021	2020
Net Sales	$1,349,535	$1,291,807	$1,200,550
Cost of Sales	1,244,933	1,173,772	1,116,709
Gross Profit	104,602	118,035	83,841
Selling and Administrative Expenses	53,437	52,704	43,920
Other General Income	(1,384)	(372)	—
Goodwill Impairment	—	—	7,925
Operating Income	52,549	65,703	31,996
Other Income (Expense):
Interest income	81	102	60
Interest expense	(2,655)	(2,165)	(4,421)
Non-operating income	590	7,929	2,103
Non-operating expense	(6,834)	(1,515)	(4,581)
Other income (expense), net	(8,818)	4,351	(6,839)
Income Before Taxes on Income	43,731	70,054	25,157
Provision for Income Taxes	12,478	13,263	6,961
Net Income	$31,253	$56,791	$18,196

Earnings Per Share of Common Stock:
Basic	$1.24	$2.26	$0.72
Diluted	$1.24	$2.24	$0.71

Average Number of Shares Outstanding:
Basic	25,115	25,088	25,243
Diluted	25,221	25,284	25,428
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$31,253			$56,791			$18,196
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(15,126)	$—	$(15,126)	$5,671	$—	$5,671	$(1,046)	$—	$(1,046)
Postemployment actuarial change	266	39	305	(718)	212	(506)	122	(35)	87
Derivative gain (loss)	468	(171)	297	335	(221)	114	(2,079)	509	(1,570)
Reclassification to (earnings) loss:
Derivatives	(279)	206	(73)	814	(101)	713	(64)	(22)	(86)
Amortization of actuarial change	(253)	61	(192)	(428)	104	(324)	(406)	98	(308)
Other Comprehensive Income (Loss)	$(14,924)	$135	$(14,789)	$5,674	$(6)	$5,668	$(3,473)	$550	$(2,923)
Total Comprehensive Income			$16,464			$62,459			$15,273

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$31,253	$56,791	$18,196
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	29,411	34,020	30,872
Loss on sales of assets	90	66	69
Deferred income taxes	772	(6,305)	(450)
Goodwill impairment	—	—	7,925
Stock-based compensation	6,224	3,907	4,039
Net working capital adjustment on acquisition	—	—	3,785
Other, net	1,914	1,207	518
Change in operating assets and liabilities:
Receivables	(26,483)	(28,391)	41,928
Contract assets	(18,217)	24,487	(18,421)
Inventories	(203,168)	18,589	(15,053)
Prepaid expenses and other assets	(5,086)	(1,729)	(1,519)
Accounts payable	96,776	14,599	3,622
Accrued expenses and taxes payable	3,336	12,854	(2,703)
Net cash (used for) provided by operating activities	(83,178)	130,095	72,808
Cash Flows From Investing Activities:
Capital expenditures	(73,957)	(38,382)	(38,364)
Proceeds from sales of assets	456	513	158
Purchases of capitalized software	(757)	(970)	(385)
Other, net	(540)	43	109
Net cash used for investing activities	(74,798)	(38,796)	(38,482)
Cash Flows From Financing Activities:
Proceeds from credit facilities	100,000	—	—
Payments on credit facilities	—	(46,500)	—
Additional net change in revolving credit facilities	14,936	(5,768)	(8,083)
Settlements on previous year acquisition	—	2,957	—
Repurchases of common stock	(8,952)	(2,996)	(8,794)
Payments related to tax withholding for stock-based compensation	(1,591)	(771)	(1,012)
Debt issuance costs	(652)	—	(45)
Net cash provided by (used for) financing activities	103,741	(53,078)	(17,934)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(2,356)	3,231	(678)
Net (Decrease) Increase in Cash and Cash Equivalents	(56,591)	41,452	15,714
Cash and Cash Equivalents at Beginning of Year	106,442	64,990	49,276
Cash and Cash Equivalents at End of Year	$49,851	$106,442	$64,990
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$14,329	$13,358	$9,096
Interest expense	$2,328	$2,531	$4,934
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the year	$4,538	$3,667	$4,764
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2019	$305,917	$133,982	$(7,628)	$(62,417)	$369,854
Net income		18,196			18,196
Other comprehensive income (loss)			(2,923)		(2,923)
Issuance of non-restricted stock (4,000 shares)	22			48	70
Compensation expense related to stock compensation plans	3,948				3,948
Performance share issuance (184,000 shares)	(3,047)			2,061	(986)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (623,000 shares)				(8,794)	(8,794)
Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		56,791			56,791
Other comprehensive income (loss)			5,668		5,668
Issuance of non-restricted stock (4,000 shares)	19			47	66
Compensation expense related to stock compensation plans	3,850				3,850
Performance share issuance (156,000 shares)	(2,524)			1,752	(772)
Deferred share issuance (3,000 shares)	(30)			30	—
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		31,253			31,253
Other comprehensive income (loss)			(14,789)		(14,789)
Issuance of non-restricted stock (6,000 shares)	73			70	143
Compensation expense related to stock compensation plans	6,092				6,092
Performance share issuance (143,000 shares)	(3,126)			1,566	(1,560)
Restricted share units issuance (2,000 shares)	(40)			22	(18)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (485,000 shares)				(9,122)	(9,122)
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. We deliver a package of value that begins with our core competency of producing durable electronics and has expanded into diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.
Certain amounts for the years ended June 30, 2021 and 2020 have been reclassified to conform to current period presentation in the Consolidated Statements of Cash Flow within the Cash Flows from Operating Activities section. Deferred tax valuation allowance is now included with Deferred income taxes while the other deferred charges have been reclassified to Other, net.
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
Change in Estimates:
The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment. If the assessment indicates that the assets will continue to be used for a shorter or longer period than previously anticipated, the useful life of the assets is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the assets’ current carrying values over their revised remaining useful lives.
The review performed by the Company in the current year indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the fiscal year ended June 30, 2022 were a decrease in depreciation expense of $6.3 million, an increase in net income of $4.9 million, and an increase to basic and diluted earnings per share by $0.19.
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

Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2022, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, industrial, and public safety applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements with third-party financial institutions for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During fiscal years 2022, 2021, and 2020, we sold, without recourse, $303.4 million, $306.3 million, and $280.7 million of accounts receivable, respectively.  Factoring fees were $1.6 million, $1.2 million, and $1.9 million during fiscal years 2022, 2021, and 2020, respectively, and were included in Selling and Administrative Expenses on the Consolidated Statements of Income.
One of our China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. We did not hold any drafts at June 30, 2022, and the drafts totaled less than $0.1 million at June 30, 2021. These drafts were reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2022, 2021, and 2020 were less than $0.1 million, $1.8 million, and $6.8 million, respectively. See Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on banker’s acceptance drafts.
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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2022, 2021, and 2020.
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

Discount rates are developed using a weighted average cost of capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. In the Market Approach, fair value is determined using transactional evidence for similar publicly traded equity. See Note 5 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for more information on our goodwill.
Other Intangible Assets:
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and could include internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.  We have not recognized impairment on other intangible assets during fiscal years 2022, 2021, or 2020.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2023 to 2057. Operating lease costs and cash payments for operating leases are immaterial to the Consolidated Statements of Income and our Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.1 million and $1.6 million at June 30, 2022 and June 30, 2021, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The future undiscounted operating lease payments as of June 30, 2022 were $1.0 million, $0.9 million, $0.6 million, $0.5 million, and $0.1 million for the five years ended June 30, 2027, and $0.2 million thereafter.
Research and Development:
The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $23.7, $20.9, and $16.9 in fiscal years 2022, 2021, and 2020, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 15% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2022 and 2021, accrued liabilities for self-insurance exposure were $1.4 million and $1.1 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income. See Note 10 - Income Taxes of Notes to Consolidated Financial Statements for more information on income taxes.
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
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2022	2021	2020	2022	2021
Nexteer Automotive	17%	17%	14%	22%	24%
Philips	15%	15%	16%	*	*
ZF	*	*	*	*	11%

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to banker’s acceptance drafts transferred with recourse provisions at one of the Company’s China operations and standby letters of credit entered into in the normal course of business as described in Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal years 2022 and 2021 consisted of $1.4 million and $0.4 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. The fiscal year 2021 amount was partially offset by lawsuit settlement accruals and payments. We recorded no Other General Income during fiscal year 2020.
Non-operating Income and Expense:
Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense. Non-operating loss in fiscal year 2022 included $4.2 million in net losses from foreign currency rate movements and related derivative gain or loss. Non-operating income in fiscal year 2021 included $4.8 million in net gains from foreign currency rate movements and related derivative gain or loss. Non-operating expense in fiscal year 2020 included a $3.8 million net working capital adjustment recorded after the end of the measurement period of the GES acquisition that was determined through the dispute resolution procedure provided for under the terms of the asset purchase agreement.
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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item. For transactions and balances denominated in currencies other than functional currencies, we use forward purchases to manage exposure to the variability of cash flows and foreign exchange contracts to hedge intercompany balances and other balance sheet positions. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
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
New Accounting Standards:
Adopted in Fiscal Year 2022:
In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes, intended to simplify various aspects related to the accounting for income taxes. We adopted this standard effective July 1, 2021, the beginning of our first quarter of fiscal year 2022, and the adoption did not have a material effect on our Consolidated Financial Statements.
Note 2    Revenue from Contracts with Customers
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
The following table disaggregates our revenue by end market vertical for fiscal years 2022, 2021, and 2020:

	Year Ended
(Amounts in Millions)	2022	2021	2020
Vertical Markets:
Automotive	$582.2	$551.5	$457.4
Medical	391.7	384.8	397.8
Industrial	308.1	293.7	271.0
Public Safety	50.1	48.1	56.2
Other	17.4	13.7	18.2
Total net sales	$1,349.5	$1,291.8	$1,200.6
For fiscal years 2022, 2021, and 2020, approximately 95%, 89%, and 78% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and for which we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $64.1 million and $45.9 million as of June 30, 2022 and 2021, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, tooling, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Consolidated Balance Sheets, which amounted to $22.5 million and $7.6 million as of June 30, 2022 and 2021, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30:

(Amounts in Thousands)	2022	2021
Finished products	$525	$769
Work-in-process	4,911	5,149
Raw materials	390,194	194,468
Total inventory	$395,630	$200,386

Note 4   Property and Equipment
Major classes of property and equipment consist of the following at June 30:

(Amounts in Thousands)	2022	2021
Land and land use rights	$14,560	$14,978
Buildings and improvements	112,485	84,096
Machinery and equipment	332,292	309,731
Construction-in-progress	18,637	19,353
Total	$477,974	$428,158
Less: Accumulated depreciation	(271,139)	(264,907)
Property and equipment, net	$206,835	$163,251
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Land use rights	39
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment totaled, in millions, $26.0 for fiscal year 2022, $30.7 for fiscal year 2021, and $27.7 for fiscal year 2020.

Note 5    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2020
Goodwill	$32,762
Accumulated impairment	(20,751)
Goodwill, net	12,011
Balance as of June 30, 2021
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	12,011
Balance as of June 30, 2022
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011

During fiscal years 2022 and 2021, no goodwill impairment was recognized. During fiscal year 2020, $7.9 million of goodwill impairment was recognized at the GES reporting unit. The impact to net income also included a $1.0 million reduction in income tax expense associated with the deferred tax asset established for the deductible portion of the impaired goodwill. The balance of goodwill at the GES reporting unit was $5.8 million at both June 30, 2022 and 2021.
A summary of other intangible assets subject to amortization is as follows:

	June 30, 2022			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$29,891	$(26,209)	$3,682	$32,774	$(28,751)	$4,023
Customer Relationships	8,618	(3,024)	5,594	8,618	(2,520)	6,098
Technology	5,060	(3,805)	1,255	5,060	(2,790)	2,270
Trade Name	6,575	(2,399)	4,176	6,369	(1,752)	4,617
Other Intangible Assets	$50,144	$(35,437)	$14,707	$52,821	$(35,813)	$17,008
During fiscal years 2022, 2021, and 2020, amortization expense of other intangible assets was, in millions, $3.4, $3.3, and $3.2, respectively. Amortization expense in future periods is expected to be, in millions, $3.3, $2.4, $1.8, $1.5, and $1.4 in the five years ending June 30, 2027, and $4.3 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
Note 6    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2022 and 2021, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2022 and 2021. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2022 and 2021 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.

Banker’s Acceptance Drafts:
One of the Company’s China operations, in limited circumstances, receives banker’s acceptance drafts from customers as settlement for their trade accounts receivable. We in turn may transfer the acceptance drafts to a supplier of ours in settlement of current accounts payable. These drafts contain certain recourse provisions afforded to the transferee under laws of The People’s Republic of China. If a transferee were to exercise its available recourse rights, the draft would revert back to our China operation and we would be required to satisfy the obligation with the transferee. We did not have any drafts transferred and outstanding at June 30, 2022, and the drafts transferred and outstanding at June 30, 2021 totaled $0.1 million. No transferee has exercised their recourse rights against us. For additional information on banker’s acceptance drafts, see Note 1 – Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Changes in the product warranty liability during fiscal years 2022, 2021, and 2020 were as follows:

(Amounts in Thousands)	2022	2021	2020
Product Warranty Liability at the beginning of the year	$610	$647	$958
Additions to warranty accrual (including changes in estimates)	(49)	21	(271)
Settlements made (in cash or in kind)	(32)	(58)	(40)
Product Warranty Liability at the end of the year	$529	$610	$647
Note 7    Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2022	June 30, 2022	June 30, 2021
Primary credit facility (1)	$128.2	$171.4	$62.7
Thailand overdraft credit facility (2)	0.1	—	—
Netherlands revolving credit facility (3)	0.4	9.2	3.5
Total credit facilities	$128.7	180.6	66.2
Less: current portion		(35.6)	(26.2)
Long-term debt under credit facilities, less current portion (4)		$145.0	$40.0
(1)    The Company maintained a U.S. primary credit facility which was scheduled to mature on July 23, 2023. On May 4, 2022, the Company entered into an amended and restated credit agreement (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, and the primary credit facility is now scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company. The Company incurred $0.6 million of debt issuance costs associated with the amended and restated credit agreement. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2022, 2021, and 2020. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary credit facility. Types of borrowings available on the primary credit facility include revolving loans, multi-currency term loans, and swingline loans.

The interest rate on borrowings is dependent on the type of borrowings and will be one of the following options:
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
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Revolving Commitment Term Benchmark spread which can range from 100.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of:
a.Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility); or
c.1% per annum above the Adjusted SOFR Rate (as defined under the primary credit facility);
plus the Revolving Commitment ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
    The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0 provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and,
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to be less than 3.5 to 1.0.
    The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2022 and 2021.
(2)    The Company also maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to 2.4 million Thai Baht (approximately $0.1 million at June 30, 2022 exchange rates). This credit facility can be terminated at any time by either the Company or the bank by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.
(3)    The Company also maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $9.6 million at June 30, 2022 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. The availability of funds under this facility is at the sole discretion of the bank. Proceeds from the facility are to be used for general corporate purposes. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed. The facility is scheduled to mature in July 2023.
(4)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2022 and June 30, 2021 were 2.7% and 2.0%, respectively. Capitalized interest expense was immaterial during fiscal years 2022, 2021, and 2020.
Subsequent to June 30, 2022, the Company expanded the borrowing capacity of the Thailand credit facility to $10 million and entered into a foreign credit facility for its EMS operation in China which allows for borrowings up to $7.5 million.

Note 8    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. Beginning January 1, 2022, the Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary employer contribution determined annually by the Compensation and Governance Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $4.2, $1.9, and $2.4 for fiscal years 2022, 2021, and 2020, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. See Note 14 - Investments of Notes to Consolidated Financial Statements for further information regarding SERP.
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
As of both June 30, 2022 and 2021, total obligations under these plans were $5.4 million, of which $4.6 million were long term and $0.8 million were short term. Of the total obligation at both June 30, 2022 and 2021, domestic plans were $1.2 million and foreign plans were $4.2 million. Actuarial (gain) loss is recorded in Accumulated Other Comprehensive (Income) Loss and amortized into net period benefit cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. Net periodic benefit cost recognized for these plans in fiscal years 2022, 2021, and 2020 were $0.5 million, $0.4 million, and $0.3 million, respectively.
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
Pre-tax stock compensation charged against income in fiscal years 2022, 2021, and 2020 was $6.2 million, $3.9 million, and $4.0 million, respectively. These costs are included in Selling and Administrative Expenses.
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
A summary of the Company’s performance share activity during fiscal year 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2021	434,899	$14.71
Granted	296,662	$23.26
Vested	(214,099)	$15.48
Forfeited	(24,071)	$14.51
Performance shares outstanding at June 30, 2022	493,391	$19.52
As of June 30, 2022, there was approximately $6.0 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over performance periods ending August 2022 through August 2024, with a weighted average vesting period of 1.2 years. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2022, 2021, and 2020, respectively, 214,099, 239,194, and 253,483 performance shares vested at a fair value of $3.3 million, $4.1 million, and $3.9 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of outstanding shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to key employees and non-employee members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2022, 2021, and 2020, respectively, the Company granted a total of 6,777, 4,235, and 4,258 unrestricted shares at an average grant date fair value of $23.10, $15.35, and $16.99 for a total fair value of $0.2 million, $0.1 million, and $0.1 million. Unrestricted shares are awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares that are awarded to key employees are expensed immediately.
Restricted Share Units:
Restricted share units (“RSUs”) may be granted to employees as consideration for services rendered. RSUs are participating securities and upon vesting, the outstanding number of RSUs are converted to shares of common stock. RSUs are expensed over the contractual vesting period as earned. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, or total permanent disability, the RSU will be forfeited. During fiscal year 2021, the Company granted 3,322 RSUs to new key employees at an average grant date fair value of $19.63 for a total fair value of $0.1 million, and these RSUs vested in fiscal year 2022 as the contractual life of the RSUs were one year or less. No RSUs were granted during fiscal years 2022 and 2020.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s retirement or termination from the Board or death. During fiscal years 2022, 2021, and 2020, respectively, 34,480, 37,132, and 32,950 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $24.87, $15.35, and $17.30 for a total fair value of $0.9 million, $0.6 million, and $0.6 million. During fiscal year 2022, 2,753 shares of common stock were issued under the Deferral Plan to a former non-employee member of the Board in accordance with their deferral election at an average fair value of $17.55.

Note 10    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of June 30, 2022 and 2021, the remaining provision recorded for the one-time deemed repatriation tax were $8.9 million and $9.8 million respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Consolidated Balance Sheets. As of June 30, 2022 and 2021, $1.0 million and $0.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Consolidated Balance Sheet.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities as of June 30, 2022 and 2021, were as follows:

(Amounts in Thousands)	2022	2021
Deferred Tax Assets:
Receivables	$46	$95
Inventory	2,379	1,726
Employee benefits	197	282
Deferred compensation	7,141	8,732
Other current liabilities	—	1,115
Tax credit carryforwards	5,904	3,388
Goodwill	977	1,328
Net operating loss carryforward	2,664	2,037
Net foreign currency losses	477	—
Miscellaneous	6,957	5,496
Valuation Allowance	(3,536)	(1,802)
Total asset	$23,206	$22,397
Deferred Tax Liabilities:
Other intangible assets	$1,055	$1,210
Property and equipment	2,050	869
Net foreign currency gains	—	2
Miscellaneous	1,353	659
Total liability	$4,458	$2,740
Net Deferred Income Taxes	$18,748	$19,657
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2042. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2025 to 2031. A valuation allowance was provided as of June 30, 2022 and 2021 for deferred tax assets related to certain state credits of $3.5 million and $1.8 million, respectively. Except as reserved for in the valuation allowance, we believe our tax credit and net operating loss carryforwards are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2022	2021	2020
United States	$1,542	$10,439	$(6,117)
Foreign	42,189	59,615	31,274
Total income before taxes on income	$43,731	$70,054	$25,157
The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $353 million as of June 30, 2022. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2022	2021	2020
Current Taxes:
Federal	$169	$3,921	$(1,666)
Foreign	11,086	14,664	8,479
State	179	769	(29)
Total payable	$11,434	$19,354	$6,784
Deferred Taxes:
Federal	$(1,009)	$(2,459)	$99
Foreign	922	(2,598)	237
State	(603)	(1,199)	(1,138)
Valuation allowance	1,734	165	979
Total deferred	$1,044	$(6,091)	$177
Total provision for income taxes	$12,478	$13,263	$6,961
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2022		2021		2020
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$9,184	21.0%	$14,711	21.0%	$5,283	21.0%
State income taxes, net of federal income tax benefit	(699)	(1.6)	(374)	(0.5)	(1,128)	(4.5)
Foreign tax rate differential	1,669	3.8	1,320	1.9	714	2.8
Impact of foreign exchange rates on foreign income taxes	1,693	3.9	(1,111)	(1.6)	867	3.4
Non-deductible goodwill impairment	—	—	—	—	388	1.5
Valuation allowance	1,734	4.0	165	0.2	979	3.9
Research credit	(1,094)	(2.5)	(996)	(1.4)	(1,056)	(4.2)
Global intangible low tax income	165	0.4	181	0.3	607	2.4
Non-deductible compensation	489	1.1	10	—	10	—
Other - net	(663)	(1.6)	(643)	(1.0)	297	1.4
Total provision for income taxes	$12,478	28.5%	$13,263	18.9%	$6,961	27.7%

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2022, 2021, and 2020 were as follows:

(Amounts in Thousands)	2022	2021	2020
Beginning balance - July 1	$1,012	$954	$904
Tax positions related to prior fiscal years:
Additions	85	142	116
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	(8)	—
Lapses in statute of limitations	(695)	(76)	(66)
Ending balance - June 30	$402	$1,012	$954
Portion that, if recognized, would reduce tax expense and effective tax rate	$363	$323	$262
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of June 30, 2022, 2021, and 2020 was $0.6 million, $1.2 million, and $1.6 million. Expenses related to interest and penalties in fiscal years 2022, 2021, and 2020 were not material.
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
Global Equipment Services & Manufacturing Vietnam Company Limited is subject to tax examinations for various foreign jurisdictions for years after December 31, 2011 relating to periods prior to the acquisition date.
Note 11    Share Owners’ Equity
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
During fiscal year 2022, the Company repurchased $9.1 million of common stock under the Plan at an average price of $18.82 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Since the inception of the Plan, the Company has repurchased $88.8 million of common stock under that Plan at an average cost of $15.27 per share.
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2022.

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
Recurring Fair Value Measurements:
As of June 30, 2022 and 2021, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,541	$—	$1,541
Derivatives: foreign exchange contracts	—	1,872	1,872
Trading securities: mutual funds held in nonqualified SERP	10,364	—	10,364
Total assets at fair value	$11,905	$1,872	$13,777
Liabilities
Derivatives: foreign exchange contracts	$—	$3,522	$3,522
Total liabilities at fair value	$—	$3,522	$3,522

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,540	$—	$1,540
Derivatives: foreign exchange contracts	—	1,468	1,468
Trading securities: mutual funds held in nonqualified SERP	12,644	—	12,644
Total assets at fair value	$14,184	$1,468	$15,652
Liabilities
Derivatives: foreign exchange contracts	$—	$1,702	$1,702
Total liabilities at fair value	$—	$1,702	$1,702
We had no Level 3 assets or liabilities as of June 30, 2022 and 2021, or any activity in Level 3 assets or liabilities during fiscal years 2022, 2021, and 2020.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of June 30, 2022, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $41.7 million and to hedge currencies against the Euro in the aggregate notional amount of 54.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the Consolidated Balance Sheets as a derivative asset or liability and presented within Prepaid expenses and other current assets and Accrued expenses, respectively. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income or expense on the Consolidated Statements of Income.
Based on fair values as of June 30, 2022, we estimate that approximately $0.5 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2023. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2022 and June 30, 2021.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2022	June 30 2021	Balance Sheet Location	June 30 2022	June 30 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,189	$1,158	Accrued expenses	$1,486	$1,549

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	683	310	Accrued expenses	2,036	153
Total derivatives		$1,872	$1,468		$3,522	$1,702

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2022	2021	2020
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$468	$335	$(2,079)

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2022	2021	2020
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$279	$(814)	$64
Total		$279	$(814)	$64

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,201)	$(1,415)	$1,558

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(922)	$(2,229)	$1,622

Note 14    Investments
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (“SERP”) for executives and other key employees. The Company SERP utilizes a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category on our Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2022, 2021, and 2020 was $(2.2) million, $1.5 million, and less than $0.4 million, respectively.

SERP asset and liability balances applicable to Kimball Electronics participants were as follows:

	June 30
(Amounts in Thousands)	2022	2021
SERP investments - current asset	$2,605	$3,095
SERP investments - other long-term asset	7,759	9,549
Total SERP investments	$10,364	$12,644
SERP obligation - current liability	$2,605	$3,095
SERP obligation - other long-term liability	7,759	9,549
Total SERP obligation	$10,364	$12,644
Note 15    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2022	2021
Taxes	$8,962	$11,012
Compensation	19,324	28,744
Customer advance payments	22,484	7,580
Retirement plan	3,135	2,094
Insurance	1,361	1,126
Other expenses	9,279	7,460
Total accrued expenses	$64,545	$58,016

Note 16   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software.

	Year Ended June 30
(Amounts in Thousands)	2022	2021	2020
Net Sales:
United States	$337,815	$359,839	$346,376
Mexico	316,884	265,476	232,135
Poland	234,057	268,129	244,107
China	204,851	180,405	159,746
Thailand	152,287	100,478	124,415
Other Foreign	103,641	117,480	93,771
Total net sales	$1,349,535	$1,291,807	$1,200,550

	June 30
(Amounts in Thousands)	2022	2021
Long-Lived Assets:
Mexico	$78,178	$43,792
United States	47,353	47,499
Poland	25,924	31,412
Thailand	21,694	8,639
China	19,531	15,228
Other Foreign	17,837	20,704
Total long-lived assets	$210,517	$167,274

Note 17    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2022	2021	2020
Basic and Diluted Earnings Per Share:
Net Income	$31,253	$56,791	$18,196
Less: Net Income allocated to participating securities	45	84	24
Net Income allocated to common Share Owners	$31,208	$56,707	$18,172

Basic weighted average common shares outstanding	25,115	25,088	25,243
Dilutive effect of average outstanding stock compensation awards	106	196	185
Dilutive weighted average shares outstanding	25,221	25,284	25,428

Earnings Per Share of Common Stock:
Basic	$1.24	$2.26	$0.72
Diluted	$1.24	$2.24	$0.71

Note 18   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$(7,894)	$(3,254)	$597	$(10,551)
Other comprehensive income (loss) before reclassifications	5,671	114	(506)	5,279
Reclassification to (earnings) loss	—	713	(324)	389
Net current-period other comprehensive income (loss)	$5,671	$827	$(830)	$5,668
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)

Other comprehensive income (loss) before reclassifications	(15,126)	297	305	(14,524)
Reclassification to (earnings) loss	—	(73)	(192)	(265)
Net current-period other comprehensive income (loss)	(15,126)	224	113	(14,789)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2022	2021	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$279	$(814)	Cost of Sales
	(206)	101	Benefit (Provision) for Income Taxes
	$73	$(713)	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$253	$428	Non-operating income
	(61)	(104)	Benefit (Provision) for Income Taxes
	$192	$324	Net of Tax

Total Reclassifications for the Period	$265	$(389)	Net of Tax
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2022.
(b)     Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)     Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the captions “Election of Directors” and “Corporate Governance at Kimball Electronics.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Corporate Governance at Kimball Electronics.”
Information about Our Executive Officers
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information about our Executive Officers also appears in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Corporate Governance at Kimball Electronics.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Delinquent Section 16(a) Reports.”
Code of Ethics
Kimball Electronics has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on the Company’s website at http://investors.kimballelectronics.com under Governance Documents. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the captions “Corporate Governance at Kimball Electronics,” “Compensation Discussion and Analysis,” “Report of the Compensation and Governance Committee,” “Compensation Related Risk Assessment,” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Equity Compensation Plans Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the caption “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 11, 2022 under the captions “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2022	73

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.	8-K		2.1	11/3/2014
2.2(c)(d)	Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of May 11, 2018	10-K	6/30/2018	2.2	8/28/2018
2.3	Amendment Number One to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of July 12, 2018	10-Q	12/31/2018	2.1	2/7/2019
2.4(c)	Amendment Number Two to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of September 14, 2018	10-Q	12/31/2018	2.2	2/7/2019
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	2/18/2021
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	2014 Stock Option and Incentive Plan	S-8		4.3	10/30/2014
10.2	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc.	8-K		10.1	11/3/2014
10.3(a)	Description of the Kimball Electronics, Inc. Profit Sharing Incentive Bonus Plan	Filed Herewith
10.4(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.5(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.6(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.2	10/25/2016
10.7	Amended and Restated Credit Agreement, dated as of May 4, 2022, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	3/31/2022	10.1	5/6/2022
10.8(a)	Kimball Electronics, Inc. Executive Severance and Change in Control Plan	8-K		10.2	7/6/2021
10.9(a)	Form of Stock Award Notice for Performance Shares	Filed Herewith
10.10(a)	Form of Stock Award Notice for Restricted Shares	Filed Herewith

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
(a)    Constitutes management contract or compensatory arrangement.
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
Chief Financial Officer
August 30, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DONALD D. CHARRON
Donald D. Charron
Chairman of the Board,
Chief Executive Officer
August 30, 2022

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 30, 2022

/s/ ADAM M. BAUMANN
Adam M. Baumann
Corporate Controller,
(functioning as Principal Accounting Officer)
August 30, 2022

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

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 30, 2022	/s/ DONALD D. CHARRON
Donald D. Charron
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2022
Valuation Allowances:
Receivables	$177	$(53)	$22	$(7)	$139
Deferred Tax Asset	$1,802	$1,734	$—	$—	$3,536
Year Ended June 30, 2021
Valuation Allowances:
Receivables	$523	$(163)	$(9)	$(174)	$177
Deferred Tax Asset	$1,637	$165	$—	$—	$1,802
Year Ended June 30, 2020
Valuation Allowances:
Receivables	$270	$265	$(5)	$(7)	$523
Deferred Tax Asset	$658	$979	$—	$—	$1,637