Form 10-Q
period 2022-09-30
Kimball Electronics, Inc.
filed 2022-11-08
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 26, 2022 was 24,710,331 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$19,715	$49,851
Receivables, net of allowances of $144 and $139, respectively	253,823	222,857
Contract assets	68,314	64,080
Inventories	449,528	395,630
Prepaid expenses and other current assets	28,637	28,665
Total current assets	820,017	761,083
Property and Equipment, net of accumulated depreciation of $271,127 and $271,139, respectively	215,469	206,835
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $36,352 and $35,437, respectively	13,792	14,707
Other Assets	40,474	41,131
Total Assets	$1,101,763	$1,035,767

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$52,505	$35,580
Accounts payable	322,199	308,617
Accrued expenses	65,258	64,545
Total current liabilities	439,962	408,742
Other Liabilities:
Long-term debt under credit facilities, less current portion	180,000	145,000
Long-term income taxes payable	5,859	7,812
Other long-term liabilities	19,697	20,242
Total other liabilities	205,556	173,054
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	310,271	311,090
Retained earnings	249,731	240,222
Accumulated other comprehensive loss	(27,089)	(19,672)
Treasury stock, at cost:
Shares: 4,720,000 and 4,804,000, respectively	(76,668)	(77,669)
Total Share Owners’ Equity	456,245	453,971
Total Liabilities and Share Owners’ Equity	$1,101,763	$1,035,767

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2022	2021
Net Sales	$405,889	$292,717
Cost of Sales	376,568	277,117
Gross Profit	29,321	15,600
Selling and Administrative Expenses	15,750	12,204
Other General Income	—	(1,384)
Operating Income	13,571	4,780
Other Income (Expense):
Interest income	17	24
Interest expense	(1,920)	(395)
Non-operating income (expense), net	500	(878)
Other income (expense), net	(1,403)	(1,249)
Income Before Taxes on Income	12,168	3,531
Provision for Income Taxes	2,659	967
Net Income	$9,509	$2,564

Earnings Per Share of Common Stock:
Basic	$0.38	$0.10
Diluted	$0.38	$0.10

Average Number of Shares Outstanding:
Basic	24,826	25,145
Diluted	24,955	25,301

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,509			$2,564
Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,237)	$—	$(7,237)	$(2,953)	$—	$(2,953)
Postemployment actuarial change	(10)	(7)	(17)	37	(15)	22
Derivative gain (loss)	283	39	322	(1,561)	317	(1,244)
Reclassification to (earnings) loss:
Derivatives	(346)	(62)	(408)	(101)	59	(42)
Amortization of actuarial change	(101)	24	(77)	(64)	15	(49)
Other comprehensive income (loss)	$(7,411)	$(6)	$(7,417)	$(4,642)	$376	$(4,266)
Total comprehensive income (loss)			$2,092			$(1,702)

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2022	2021
Cash Flows From Operating Activities:
Net income	$9,509	$2,564
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	7,611	8,908
(Gain) loss on sales of assets	(21)	10
Deferred income taxes	(238)	820
Stock-based compensation	1,632	1,128
Other, net	(3,167)	(695)
Change in operating assets and liabilities:
Receivables	(33,283)	25,718
Contract assets	(4,234)	(217)
Inventories	(57,563)	(62,840)
Prepaid expenses and other assets	(214)	(2,368)
Accounts payable	17,521	32,335
Accrued expenses and taxes payable	2,253	(13,550)
Net cash used for operating activities	(60,194)	(8,187)
Cash Flows From Investing Activities:
Capital expenditures	(19,265)	(12,541)
Proceeds from sales of assets	112	36
Purchases of capitalized software	(186)	(182)
Other, net	19	(181)
Net cash used for investing activities	(19,320)	(12,868)
Cash Flows From Financing Activities:
Proceeds from credit facilities	20,000	—
Net change in revolving credit facilities	32,186	6,536
Payments related to tax withholding for stock-based compensation	(1,417)	(1,571)
Net cash provided by financing activities	50,769	4,965
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,391)	(1,028)
Net Decrease in Cash and Cash Equivalents	(30,136)	(17,118)
Cash and Cash Equivalents at Beginning of Period	49,851	106,442
Cash and Cash Equivalents at End of Period	$19,715	$89,324
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$3,324	$5,509
Interest expense	$1,135	$349
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,844	$2,606

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		9,509			9,509
Other comprehensive income (loss)			(7,417)		(7,417)
Compensation expense related to stock compensation plans	1,598				1,598
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at September 30, 2022	$310,271	$249,731	$(27,089)	$(76,668)	$456,245

Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		2,564			2,564
Other comprehensive income (loss)			(4,266)		(4,266)
Compensation expense related to stock compensation plans	1,116				1,116
Performance share issuance (144,000 shares)	(3,153)			1,581	(1,572)
Amounts at September 30, 2021	$306,086	$211,533	$(9,149)	$(68,656)	$439,814

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, and industrial safety end markets. We deliver a package of value that begins with our core competency of producing durable electronics and has expanded into diversified contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2022 and June 30, 2022, results of operations for the three months ended September 30, 2022 and 2021, cash flows for the three months ended September 30, 2022 and 2021, and share owners’ equity for the three months ended September 30, 2022 and 2021. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2022 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
The most recent review indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the three months ended September 30, 2022 were a decrease in depreciation expense of $2.0 million, an increase in net income of $1.6 million, and an increase to basic and diluted earnings per share by $0.06.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2022 and 2021, we sold, without recourse, $97.6 million and $62.1 million of accounts receivable, respectively. Factoring fees were $0.9 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of September 30, 2022, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 11 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.

Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.0 million at September 30, 2022 and $3.1 million at June 30, 2022, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the three months ended September 30, 2021 included $1.4 million of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three months ended September 30, 2022.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Foreign currency/derivative gain (loss)	$534	$(572)
Gain (loss) on SERP investments	(235)	(87)
Other	201	(219)
Non-operating income (expense), net	$500	$(878)
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

The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of September 30, 2022 and June 30, 2022, the remaining provision recorded for the one-time deemed repatriation tax was $7.8 million and $8.9 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of September 30, 2022, $1.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
Note 2. Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment in automotive, medical, and industrial applications, to the specifications and designs of our customers. Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021
Vertical Markets:
Automotive	$184.5	$129.4
Medical	114.8	85.0
Industrial	100.9	75.0
Other	5.7	3.3
Total net sales	$405.9	$292.7
For the three months ended September 30, 2022 and 2021, approximately 96% and 95% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $68.3 million and $64.1 million as of September 30, 2022 and June 30, 2022, respectively.
In limited circumstances, the Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, tooling, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $24.6 million and $22.5 million as of September 30, 2022 and June 30, 2022, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2022	June 30, 2022
Finished products	$751	$525
Work-in-process	4,997	4,911
Raw materials	443,780	390,194
Total inventory	$449,528	$395,630

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	(7,237)	322	(17)	(6,932)
Reclassification to (earnings) loss	—	(408)	(77)	(485)
Net current-period other comprehensive income (loss)	(7,237)	(86)	(94)	(7,417)
Balance at September 30, 2022	$(24,586)	$(2,289)	$(214)	$(27,089)

Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(2,953)	(1,244)	22	(4,175)
Reclassification to (earnings) loss	—	(42)	(49)	(91)
Net current-period other comprehensive income (loss)	(2,953)	(1,286)	(27)	(4,266)
Balance at September 30, 2021	$(5,176)	$(3,713)	$(260)	$(9,149)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2022	2021
Derivative gain (loss) (1)	$346	$101	Cost of Sales
	62	(59)	Benefit (Provision) for Income Taxes
	$408	$42	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	101	64	Non-operating income (expense), net
	(24)	(15)	Benefit (Provision) for Income Taxes
	$77	$49	Net of Tax
Total reclassifications for the period	$485	$91	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 9 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

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
Changes in the product warranty liability for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Product warranty liability at the beginning of the period	$529	$610
Additions to warranty accrual (including changes in estimates)	15	(34)
Settlements made (in cash or in kind)	(9)	—
Product warranty liability at the end of the period	$535	$576

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2022	September 30, 2022	June 30, 2022
Primary credit facility (1)	$74.6	$225.0	$171.4
Thailand overdraft credit facility (2)	10.1	—	—
China revolving credit facility (3)	7.0	0.5	—
Netherlands revolving credit facility	2.0	7.0	9.2
Total credit facilities	$93.7	$232.5	$180.6
Less: current portion		$(52.5)	$(35.6)
Long-term debt under credit facilities, less current portion (4)		$180.0	$145.0
(1)    The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million upon request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary credit facility. Types of borrowings available on the primary credit facility include revolving loans, multi-currency term loans, and swingline loans.
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
The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and,
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to be less than 3.5 to 1.0.
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both September 30, 2022 and June 30, 2022.
(2)    During the first quarter of fiscal year 2023, the Company expanded the borrowing capacity of the Thailand credit facility to $10.1 million.
(3)    The Company entered into a foreign credit facility for its EMS operation in China which allows for borrowings up to $7.5 million. The facility is scheduled to mature on June 30, 2023.
(4)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on July 27, 2023.
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2022 and June 30, 2022 were 4.4% and 2.7%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.

Recurring Fair Value Measurements:
As of September 30, 2022 and June 30, 2022, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$—	$—	$—
Derivatives: foreign exchange contracts	—	3,791	3,791
Trading securities: mutual funds held in nonqualified SERP	8,081	—	8,081
Total assets at fair value	$8,081	$3,791	$11,872
Liabilities
Derivatives: foreign exchange contracts	$—	$2,464	$2,464
Total liabilities at fair value	$—	$2,464	$2,464

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,541	$—	$1,541
Derivatives: foreign exchange contracts	—	1,872	1,872
Trading securities: mutual funds held in nonqualified SERP	10,364	—	10,364
Total assets at fair value	$11,905	$1,872	$13,777
Liabilities
Derivatives: foreign exchange contracts	$—	$3,522	$3,522
Total liabilities at fair value	$—	$3,522	$3,522
We had no level 3 assets or liabilities at September 30, 2022 and June 30, 2022, or any activity in Level 3 assets or liabilities during the three months ended September 30, 2022.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 9 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of September 30, 2022, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $27.4 million and to hedge currencies against the Euro in the aggregate notional amount of 80.5 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the Condensed Consolidated Balance Sheets as a derivative asset or liability and presented with Prepaid expenses and other current assets and Accrued expenses, respectively. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the gain or loss on the derivative instrument is initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and is subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income (expense), net on the Condensed Consolidated Statements of Income.
Based on fair values as of September 30, 2022, we estimate that approximately $0.7 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2022 and June 30, 2022.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2022	June 30, 2022	Balance Sheet Location	September 30, 2022	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,888	$1,189	Accrued expenses	$2,464	$1,486

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,903	683	Accrued expenses	—	2,036
Total derivatives		$3,791	$1,872		$2,464	$3,522
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$283	$(1,561)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2022	2021
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$346	$101

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,455	$73

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,801	$174

Note 9. Employee Benefit Plans
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of September 30, 2022, both total investments and obligations under SERP were $8.1 million, of which $0.5 million were short term and $7.6 million were long term. As of June 30, 2022, both total investments and obligations under SERP were $10.4 million, of which $2.6 million were short term and $7.8 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2022 and 2021 was approximately $(0.3) million and $(0.1) million, respectively.

The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the three months ended September 30, 2022 and 2021.

Note 10. Stock Compensation Plans
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
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
During the first three months of fiscal year 2023, the following stock compensation was granted under the Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	184,446	$23.34

Restricted Shares (3)	1st Quarter	55,355	$23.34

Long-Term Performance Shares (4)	1st Quarter	500	$21.51
(1) Long-term performance share awards were granted to officers and other key employees. These annual performance share awards were approved by the Compensation and Governance Committee of the Board. The awards granted in fiscal year 2023 will cliff vest at the third anniversary of the award date in fiscal year 2026.
Under these awards, a number of shares will be issued to each participant based upon a combination of the Company’s profitability based on its operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s growth based on a comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The number of shares issued will be less than the targeted shares issuable if the Company does not reach 100% of one or both of the above-mentioned performance metrics, and could be zero if the Company does not reach the required minimum thresholds of either metric. The number of shares issued will exceed the number of targeted shares issuable (up to a maximum of 125%) if the Company exceeds 100% of one or both of the above-mentioned incentive metrics.
(2) The grant date fair value is based on the stock price at the date of the grant.
(3) Restricted shares were granted to officers and other key employees. These restricted shares were approved by the Compensation and Governance Committee of the Board. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the RSU has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited.
(4) Long-term performance share awards were granted to a key employee. This award granted in fiscal year 2023 will cliff vest at the first anniversary of the award date in fiscal year 2024. Shares will be issued to this participant based on the performance metrics described in (1) above.

Note 11. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	September 30, 2022	June 30, 2022

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	September 30, 2022			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$29,891	$(26,583)	$3,308	$29,891	$(26,209)	$3,682
Customer Relationships	8,618	(3,149)	5,469	8,618	(3,024)	5,594
Technology	5,060	(4,058)	1,002	5,060	(3,805)	1,255
Trade Name	6,575	(2,562)	4,013	6,575	(2,399)	4,176
Other Intangible Assets	$50,144	$(36,352)	$13,792	$50,144	$(35,437)	$14,707
For both the three months ended September 30, 2022 and 2021, amortization expense of other intangible assets was $0.9 million.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 12. Share Owners’ Equity
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
During the three months ended September 30, 2022, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.
Note 13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2022	2021
Basic and Diluted Earnings Per Share:
Net Income	$9,509	$2,564
Less: Net Income allocated to participating securities	13	4
Net Income allocated to common Share Owners	$9,496	$2,560

Basic weighted average common shares outstanding	24,826	25,145
Dilutive effect of average outstanding stock compensation awards	129	156
Dilutive weighted average shares outstanding	24,955	25,301

Earnings Per Share of Common Stock:
Basic	$0.38	$0.10
Diluted	$0.38	$0.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2022.
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
The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which were especially challenging in the prior fiscal year. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We have taken various actions to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results; however, the duration or severity of the components shortages is unknown.

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
We experienced record quarterly net sales in the first quarter of the current fiscal year as sales increased 39% from the prior fiscal year first quarter, with double-digit increases in all three of our end market verticals. Beginning in fiscal year 2023, we changed our presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. The prior fiscal year first quarter net sales were adversely impacted by component shortages, especially within the automotive end market vertical. Sales to customers in the automotive market in the first quarter of fiscal year 2023 were a quarterly record, largely driven by the supply chain catching up with the demand and the continued ramp-up of certain programs and the launch of new programs. In the medical market, sales increased due to the launch and ramp-up of new programs in addition to improved component availability. In the industrial market, sales increased in large part due to higher end market demand for climate control products, which was supported by improved component availability.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.9, a debt-to-equity ratio of 0.5, and Share Owners’ equity of $456 million at September 30, 2022. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $113 million at September 30, 2022.
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
•Risk factors within our business include, but are not limited to, general economic and market conditions, component availability, logistical challenges, customer order delays, globalization, global health emergencies including the COVID-19 pandemic, geopolitical conflicts such as the war in Ukraine, impact related to tariffs and other trade barriers, foreign currency exchange rate fluctuations, rapid technological changes, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to significant customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their manufacturing. The continuing success of our business is dependent upon our ability to replace expiring customers/programs with new customers/programs. We monitor our success in this area by tracking the number of customers and the percentage of our net sales generated from them by years of service as depicted in the table below. While variation in the size of program awards makes it difficult to directly correlate this data to our sales trends, we believe it does provide useful information regarding our customer loyalty and new business growth. Additional risk factors that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2022.

	Three Months Ended
	September 30
Customer Service Years	2022	2021
More than 10 Years
% of Net Sales	80%	78%
# of Customers	31	34
5 to 10 Years
% of Net Sales	16%	18%
# of Customers	18	22
Less than 5 Years
% of Net Sales	4%	4%
# of Customers	11	15
Total
% of Net Sales	100%	100%
# of Customers	60	71

Financial Overview

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$405.9		$292.7		39%
Gross Profit	$29.3	7.2%	$15.6	5.3%	88%
Selling and Administrative Expenses	15.7	3.9%	12.2	4.2%	29%
Other General Income	—		1.4
Operating Income	13.6	3.3%	4.8	1.6%	184%
Other Income (Expense)	(1.4)		(1.2)
Provision for Income Taxes	2.7		1.0		175%
Net Income	$9.5		$2.6		271%
Diluted Earnings per Share	$0.38		$0.10		280%
Open Orders	$1,069		$749		43%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021	% Change
Automotive	$184.5	$129.4	43%
Medical	114.8	85.0	35%
Industrial	100.9	75.0	35%
Other	5.7	3.3	75%
Total Net Sales	$405.9	$292.7	39%
First quarter fiscal year 2023 consolidated net sales increased compared to the first quarter of fiscal year 2022, setting a new quarterly record. The impact from foreign currency fluctuations on net sales was an unfavorable 5% in the current quarter compared to the first quarter of fiscal year 2022. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market experienced record net sales during the first quarter of fiscal year 2023, increasing 43% compared to the first quarter of fiscal year 2022. This double-digit increase is largely due to the continued ramp-up of certain programs, new product launches, and improved component availability.
•Sales to customers in the medical market had a double-digit increase in the first quarter of fiscal year 2023 when compared to the first quarter of fiscal year 2022 primarily due to launch and ramp-up of new programs and overall improved component availability.
•Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. Sales to customers in the industrial market also had a double-digit increase in the first quarter of fiscal year 2023 when compared to the first quarter of fiscal year 2022, primarily due to higher end market demand for climate control products which was supported by overall improved component availability.

A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2022	2021
Philips	17%	14%
Nexteer Automotive	15%	17%
ZF	12%	*

* amount is less than 10% of total
Open orders were up 43% as of September 30, 2022 compared to September 30, 2021, primarily from an increase in the automotive and medical verticals; however, our open orders were down 10% when compared to June 30, 2022, driven by improved component availability. The increase in open orders from September 30, 2021 in both the automotive market and the medical market is driven by the overall increase in demand coupled with the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of September 30, 2022 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers. Additionally, COVID-19 and the component shortages could impact the timing and certainty of fulfillment of open orders.
Gross profit as a percent of net sales in the first quarter of fiscal year 2023 improved when compared to the first quarter of fiscal year 2022 primarily due to the leverage gained on higher revenue and the lower depreciation expense from the change in estimates of useful lives on Surface Mount Technology production equipment that occurred in the second quarter of fiscal year 2022. Additionally, the first quarter of fiscal year 2022 was impacted to a much greater degree than the current year by component shortages, and as we retained our workforce, our gross profit as a percent of net sales was negatively impacted. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on the change in estimates of useful lives.
Selling and administrative expenses declined as a percent of net sales but increased in absolute dollars in the first quarter of fiscal year 2023 when compared to the first quarter of fiscal year 2022. The selling and administrative expenses increased primarily from higher salary and related payroll costs, higher incentive-based compensation, and increased factoring fees associated with our accounts receivable factoring arrangements, which were partially offset by the decrease in the fair value of the liability for the supplemental employee retirement plan (“SERP”).
Other General Income in the three months ended September 30, 2021 included $1.4 million of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three months ended September 30, 2022.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Interest income	$17	$24
Interest expense	(1,920)	(395)
Foreign currency/derivative gain (loss)	534	(572)
Gain (loss) on SERP investments	(235)	(87)
Other	201	(219)
Other income (expense), net	$(1,403)	$(1,249)
Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first three months ended September 30, 2022 and September 30, 2021 was $2.7 million, or 21.9% of income before taxes on income, and $1.0 million, or 27.4% of income before taxes on income, respectively.
Comparing the balance sheet as of September 30, 2022 to June 30, 2022, receivables increased $31.0 million largely due to higher sales volumes. Our inventory balance increased $53.9 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, as well as increased demand. Accounts payable increased $13.6 million primarily due to the increased inventory purchases. Borrowings on credit facilities increased $51.9 million primarily for working capital purposes.
Liquidity and Capital Resources
Working capital at September 30, 2022 was $380.1 million compared to working capital of $352.3 million at June 30, 2022. The current ratio was 1.9 at both September 30, 2022 and June 30, 2022. The debt-to-equity ratio was 0.5 at September 30, 2022 and 0.4 at June 30, 2022. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $113.4 million at September 30, 2022 and $178.6 million at June 30, 2022.
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

	Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
DSO	54	53	57
CAD	14	16	14
PDSOH	106	100	77
APD	75	78	75
CCD	99	91	73
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
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2023 and 2022.

	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021
Net cash used for operating activities	$(60.2)	$(8.2)
Net cash used for investing activities	$(19.3)	$(12.9)
Net cash provided by financing activities	$50.8	$5.0
Cash Flows from Operating Activities
Net cash used for operating activities for the first three months of fiscal year 2023 was driven by changes in operating assets and liabilities. Net cash used for operating activities in the first three months of the prior year was driven by changes in operating assets and liabilities. Changes in operating assets and liabilities used $75.5 million of cash in the first three months of fiscal year 2023 compared to $20.9 million of cash used in the first three months of the prior year.
The cash used of $75.5 million from changes in operating assets and liabilities in the first three months of fiscal year 2023 is largely due to an increase in inventory, which used cash of $57.6 million primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received in addition to increased demand, and an increase in accounts receivable, which used cash of $33.3 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $17.5 million largely resulting from increased inventory purchases.

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
Cash Flows from Investing Activities
For the first three months of fiscal years 2023 and 2022, net cash used for investing activities was $19.3 million and $12.9 million, respectively. During the first three months of fiscal year 2023, we invested $19.5 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. During the first three months of fiscal year 2022, we invested $12.7 million into capital expenditures for expansions at our Thailand and Mexico facilities, capacity purposes, to support new business awards.
Cash Flows from Financing Activities
For the first three months of fiscal year 2023, net cash provided by financing activities of $50.8 million resulted largely from net borrowings on our credit facilities of $52.2 million primarily for working capital purposes. For the first three months of fiscal year 2022, net cash provided by financing activities of $5.0 million resulted largely from net borrowings on our credit facilities of $6.5 million, partially offset by remittance of tax withholdings on share-based payments.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase.
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
The interest rate on borrowings is dependent on the type and currencies of borrowings and will be one of following options:
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
a.Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar rate quoted by the Federal Reserve Board;
b.1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility); or
c.1% per annum above the Adjusted Term SOFR Rate (as defined under the primary credit facility);
plus the Revolving Commitment ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.

At September 30, 2022, we had $225.0 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $180.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2022, we had $171.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $145.0 million were classified as long-term.
The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to be less than 3.5 to 1.0.
We were in compliance with the financial covenants during the first quarter ended September 30, 2022.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of September 30, 2022, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to $10.1 million. We had no borrowings under this foreign credit facility as of September 30, 2022 or June 30, 2022. During the first quarter of fiscal year 2023, the borrowing capacity was expanded.
•The Company entered into an uncommitted credit facility for its EMS operation in China which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi during the current quarter. The facility is scheduled to mature on June 30, 2023. We had $0.5 million in borrowings under this foreign credit facility as of September 30, 2022.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $9.0 million at September 30, 2022 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $7.0 million in borrowings outstanding under this Netherlands revolving credit facility as of September 30, 2022 and $9.2 million as of June 30, 2022.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2022 and 2021, we sold, without recourse, $97.6 million and $62.1 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $93.7 million at September 30, 2022. We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. We recently completed our Thailand facility expansion in the third quarter of fiscal year 2022 and our Mexico facility expansion in the first quarter of fiscal year 2023. Our Poland expansion is expected to be completed in early fiscal year 2024. We are in a solid financial position to be able to weather the continuing impact of COVID-19; however, significant uncertainties and risks exist related to the severity and duration of the impact to certain markets, the supply chain, and to global macroeconomic conditions.
At September 30, 2022, our capital expenditure commitments were approximately $26 million, consisting primarily of commitments for the expansion of our Poland facility, equipment for the Mexico and Thailand facility expansions, and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.

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
At September 30, 2022, our foreign entities held cash totaling $19.6 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Plan through September 30, 2022.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies such as the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2022.
Fair Value
During the first quarter of fiscal year 2023, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2022, we do not have any material off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2022. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2022.

New Accounting Standards
New accounting standards which have been issued but not yet adopted are typically disclosed in Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards. Currently, there are no issued but not yet adopted accounting standards that are expected to have a material impact on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2022.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2022.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2022.
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
During the three months ended September 30, 2022, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $11.2 million at September 30, 2022.

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

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
November 8, 2022

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
November 8, 2022