Form 10-Q
period 2022-12-31
Kimball Electronics, Inc.
filed 2023-02-07
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of January 25, 2023 was 24,724,173 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$26,251	$49,851
Receivables, net of allowances of $239 and $139, respectively	265,153	222,857
Contract assets	74,861	64,080
Inventories	487,527	395,630
Prepaid expenses and other current assets	34,505	28,665
Total current assets	888,297	761,083
Property and Equipment, net of accumulated depreciation of $282,019 and $271,139, respectively	238,862	206,835
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $37,158 and $35,437, respectively	13,882	14,707
Other Assets	42,265	41,131
Total Assets	$1,195,317	$1,035,767

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$38,534	$35,580
Accounts payable	337,733	308,617
Accrued expenses	76,495	64,545
Total current liabilities	452,762	408,742
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	145,000
Long-term income taxes payable	5,859	7,812
Other long-term liabilities	20,548	20,242
Total other liabilities	261,407	173,054
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	312,085	311,090
Retained earnings	260,451	240,222
Accumulated other comprehensive loss	(14,892)	(19,672)
Treasury stock, at cost:
Shares: 4,706,000 and 4,804,000, respectively	(76,496)	(77,669)
Total Share Owners’ Equity	481,148	453,971
Total Liabilities and Share Owners’ Equity	$1,195,317	$1,035,767

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2022	2021	2022	2021
Net Sales	$436,696	$315,264	$842,585	$607,981
Cost of Sales	402,505	294,427	779,073	571,544
Gross Profit	34,191	20,837	63,512	36,437
Selling and Administrative Expenses	16,702	13,923	32,452	26,127
Other General Income	—	—	—	(1,384)
Operating Income	17,489	6,914	31,060	11,694
Other Income (Expense):
Interest income	26	11	43	35
Interest expense	(4,048)	(473)	(5,968)	(868)
Non-operating income (expense), net	726	253	1,226	(625)
Other income (expense), net	(3,296)	(209)	(4,699)	(1,458)
Income Before Taxes on Income	14,193	6,705	26,361	10,236
Provision for Income Taxes	3,473	1,592	6,132	2,559
Net Income	$10,720	$5,113	$20,229	$7,677

Earnings Per Share of Common Stock:
Basic	$0.43	$0.20	$0.81	$0.30
Diluted	$0.43	$0.20	$0.81	$0.30

Average Number of Shares Outstanding:
Basic	24,881	25,238	24,854	25,201
Diluted	25,000	25,282	24,985	25,283

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,720			$5,113
Other comprehensive income (loss):
Foreign currency translation adjustments	$10,570	$—	$10,570	$(2,527)	$—	$(2,527)
Postemployment actuarial change	(148)	51	(97)	(137)	41	(96)
Derivative gain (loss)	3,401	(772)	2,629	646	(148)	498
Reclassification to (earnings) loss:
Derivatives	(1,139)	262	(877)	537	(91)	446
Amortization of actuarial change	(37)	9	(28)	(65)	16	(49)
Other comprehensive income (loss)	$12,647	$(450)	$12,197	$(1,546)	$(182)	$(1,728)
Total comprehensive income (loss)			$22,917			$3,385

	Six Months Ended			Six Months Ended
	December 31, 2022			December 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$20,229			$7,677
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,333	$—	$3,333	$(5,480)	$—	$(5,480)
Postemployment actuarial change	(158)	44	(114)	(100)	26	(74)
Derivative gain (loss)	3,684	(733)	2,951	(915)	169	(746)
Reclassification to (earnings) loss:
Derivatives	(1,485)	200	(1,285)	436	(32)	404
Amortization of actuarial change	(138)	33	(105)	(129)	31	(98)
Other comprehensive income (loss)	$5,236	$(456)	$4,780	$(6,188)	$194	$(5,994)
Total comprehensive income			$25,009			$1,683

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2022	2021
Cash Flows From Operating Activities:
Net income	$20,229	$7,677
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	15,608	15,955
(Gain) loss on sales of assets	32	(27)
Deferred income taxes	(3,121)	(8)
Stock-based compensation	3,357	2,997
Other, net	(515)	167
Change in operating assets and liabilities:
Receivables	(40,751)	15,185
Contract assets	(10,781)	(11,323)
Inventories	(88,922)	(106,861)
Prepaid expenses and other assets	(3,908)	(4,381)
Accounts payable	23,182	36,255
Accrued expenses and taxes payable	13,669	(12,099)
Net cash used for operating activities	(71,921)	(56,463)
Cash Flows From Investing Activities:
Capital expenditures	(41,652)	(27,234)
Proceeds from sales of assets	235	266
Purchases of capitalized software	(507)	(629)
Other, net	38	(208)
Net cash used for investing activities	(41,886)	(27,805)
Cash Flows From Financing Activities:
Proceeds from credit facilities	75,000	25,000
Net change in revolving credit facilities	17,852	12,036
Payments related to tax withholding for stock-based compensation	(1,417)	(1,571)
Net cash provided by financing activities	91,435	35,465
Effect of Exchange Rate Change on Cash and Cash Equivalents	(593)	(901)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(22,965)	(49,704)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	49,851	106,442
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$26,886	$56,738
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,600	$7,922
Interest expense	$3,819	$732
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$8,110	$8,244
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	December 31, 2022	June 30, 2022
Cash and Cash Equivalents	$26,251	$49,851
Restricted Cash included in Prepaid expenses and other current assets	$635	$—
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$26,886	$49,851

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2022	$310,271	$249,731	$(27,089)	$(76,668)	$456,245
Net income		10,720			10,720
Other comprehensive income (loss)			12,197		12,197
Issuance of non-restricted stock (14,000 shares)	150			172	322
Compensation expense related to stock compensation plans	1,664				1,664
Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148

Amounts at September 30, 2021	$306,086	$211,533	$(9,149)	$(68,656)	$439,814
Net income		5,113			5,113
Other comprehensive income (loss)			(1,728)		(1,728)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	1,843				1,843
Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		20,229			20,229
Other comprehensive income (loss)			4,780		4,780
Issuance of non-restricted stock (14,000 shares)	150			172	322
Compensation expense related to stock compensation plans	3,262				3,262
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148

Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		7,677			7,677
Other comprehensive income (loss)			(5,994)		(5,994)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	2,959				2,959
Performance share issuance (144,000 shares)	(3,153)			1,581	(1,572)
Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2022 and June 30, 2022, results of operations for the three and six months ended December 31, 2022 and 2021, cash flows for the six months ended December 31, 2022 and 2021, and share owners’ equity for the three and six months ended December 31, 2022 and 2021. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2022 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In fiscal year 2022, a review indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the three months ended December 31, 2022 were a decrease in depreciation expense of $0.6 million, an increase in net income of $0.4 million, and an increase to basic and diluted earnings per share by $0.02. The effects of this change in useful life estimate for the six months ended December 31, 2022 were a decrease in depreciation expense of $2.6 million, an increase in net income of $2.0 million, and an increase to basic and diluted earnings per share by $0.08.
Revenue Recognition:
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment built to customers’ specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order is provided, which is generally short term in nature. Customer purchase orders primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders are agreed upon prices for the manufactured product and do not vary over the term of the order, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, and we may offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2022 and 2021, we sold, without recourse, $225.1 million and $125.3 million of accounts receivable, respectively. Factoring fees were $1.5 million and $0.3 million for the three months ended December 31, 2022 and 2021, and $2.4 million and $0.5 million during the six months ended December 31, 2022 and 2021, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of December 31, 2022, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 11 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.

Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $2.6 million at December 31, 2022 and $3.1 million at June 30, 2022, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the six months ended December 31, 2021 included $1.4 million of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three and six months ended December 31, 2022.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Foreign currency/derivative gain (loss)	$719	$(128)	$1,253	$(700)
Gain (loss) on SERP investments	340	402	105	315
Other	(333)	(21)	(132)	(240)
Non-operating income (expense), net	$726	$253	$1,226	$(625)
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

The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of December 31, 2022 and June 30, 2022, the remaining provision recorded for the one-time deemed repatriation tax was $7.8 million and $8.9 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of December 31, 2022, $1.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
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
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2022	2021	2022	2021
Vertical Markets:
Automotive	$200.0	$139.0	$384.5	$268.4
Medical	124.7	89.8	239.5	174.8
Industrial	105.0	82.6	205.9	157.6
Other	7.0	3.9	12.7	7.2
Total net sales	$436.7	$315.3	$842.6	$608.0
For the three months ended December 31, 2022 and 2021, approximately 97% and 95% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the six months ended December 31, 2022 and 2021, approximately 96% and 95% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $74.9 million and $64.1 million as of December 31, 2022 and June 30, 2022, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, tooling, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $33.4 million and $22.5 million as of December 31, 2022 and June 30, 2022, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.

Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2022	June 30, 2022
Finished products	$1,060	$525
Work-in-process	7,510	4,911
Raw materials	478,957	390,194
Total inventory	$487,527	$395,630
Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	3,333	2,951	(114)	6,170
Reclassification to (earnings) loss	—	(1,285)	(105)	(1,390)
Net current-period other comprehensive income (loss)	3,333	1,666	(219)	4,780
Balance at December 31, 2022	$(14,016)	$(537)	$(339)	$(14,892)

Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(5,480)	(746)	(74)	(6,300)
Reclassification to (earnings) loss	—	404	(98)	306
Net current-period other comprehensive income (loss)	(5,480)	(342)	(172)	(5,994)
Balance at December 31, 2021	$(7,703)	$(2,769)	$(405)	$(10,877)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Derivative gain (loss) (1)	$1,139	$(537)	$1,485	$(436)	Cost of Sales
	(262)	91	(200)	32	Benefit (Provision) for Income Taxes
	$877	$(446)	$1,285	$(404)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	37	65	138	129	Non-operating income (expense), net
	(9)	(16)	(33)	(31)	Benefit (Provision) for Income Taxes
	$28	$49	$105	$98	Net of Tax
Total reclassifications for the period	$905	$(397)	$1,390	$(306)	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. Product warranty liability is recorded in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Changes in the product warranty liability for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2022	2021
Product warranty liability at the beginning of the period	$529	$610
Additions to warranty accrual (including changes in estimates)	48	(37)
Settlements made (in cash or in kind)	(27)	(4)
Product warranty liability at the end of the period	$550	$569

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	December 31, 2022	December 31, 2022	June 30, 2022
Primary credit facility (1)	$35.3	$264.3	$171.4
Thailand overdraft credit facility (2)	10.1	—	—
China revolving credit facility (3)	7.5	—	—
Netherlands revolving credit facility	0.6	9.2	9.2
Total credit facilities	$53.5	$273.5	$180.6
Less: current portion		$(38.5)	$(35.6)
Long-term debt under credit facilities, less current portion (4)		$235.0	$145.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both December 31, 2022 and June 30, 2022.
(2)    During the first quarter of fiscal year 2023, the Company expanded the borrowing capacity of the Thailand credit facility to $10.1 million.
(3)    The Company entered into a foreign credit facility for its EMS operation in China during the first quarter of fiscal year 2023 which allows for borrowings up to $7.5 million. The facility is scheduled to mature on June 30, 2023.
(4)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2022 and June 30, 2022 were 5.9% and 2.7%, respectively.
Subsequent to December 31, 2022, the Company entered into a 364-day multi-currency revolving credit facility (the “secondary credit facility”) on February 3, 2023, which allows for borrowings up to $50.0 million, with a maturity date of February 2, 2024. See Note 14 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for further information on the secondary credit facility. Also subsequent to December 31, 2022, the Company entered into a foreign credit facility for its operation in Poland which allows for borrowings up to 5.0 million Euro (approximately $5.4 million equivalent).
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

There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
Recurring Fair Value Measurements:
As of December 31, 2022 and June 30, 2022, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$—	$—	$—
Derivatives: foreign exchange contracts	—	3,838	3,838
Trading securities: mutual funds held in nonqualified SERP	8,227	—	8,227
Total assets at fair value	$8,227	$3,838	$12,065
Liabilities
Derivatives: foreign exchange contracts	$—	$1,937	$1,937
Total liabilities at fair value	$—	$1,937	$1,937

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,541	$—	$1,541
Derivatives: foreign exchange contracts	—	1,872	1,872
Trading securities: mutual funds held in nonqualified SERP	10,364	—	10,364
Total assets at fair value	$11,905	$1,872	$13,777
Liabilities
Derivatives: foreign exchange contracts	$—	$3,522	$3,522
Total liabilities at fair value	$—	$3,522	$3,522
We had no level 3 assets or liabilities at December 31, 2022 and June 30, 2022, or any activity in Level 3 assets or liabilities during the six months ended December 31, 2022.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2022. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of December 31, 2022, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $21.4 million and to hedge currencies against the Euro in the aggregate notional amount of 61.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2022, we estimate that approximately $1.2 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2022 and June 30, 2022.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2022	June 30, 2022	Balance Sheet Location	December 31, 2022	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,975	$1,189	Accrued expenses	$1,560	$1,486

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	863	683	Accrued expenses	377	2,036
Total derivatives		$3,838	$1,872		$1,937	$3,522
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$3,401	$646	$3,684	$(915)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2022	2021	2022	2021
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$1,139	$(537)	$1,485	$(436)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(998)	$(115)	$457	$(42)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$141	$(652)	$1,942	$(478)

Note 9. Employee Benefit Plans
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of December 31, 2022, both total investments and obligations under SERP were $8.2 million, of which $0.3 million were short term and $7.9 million were long term. As of June 30, 2022, both total investments and obligations under SERP were $10.4 million, of which $2.6 million were short term and $7.8 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for both the six months ended December 31, 2022 and 2021 was approximately $(0.2) million.

The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the six months ended December 31, 2022 and 2021.

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
During the first six months of fiscal year 2023, the following stock compensation was granted under the Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	184,446	$23.34

Restricted Shares (3)	1st Quarter	55,355	$23.34

Long-Term Performance Shares (4)	1st Quarter	500	$21.51

Unrestricted Shares (5)	2nd Quarter	13,842	$23.30

Deferred Share Units (6)	2nd Quarter	38,925	$23.07

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
(2) The grant date fair value is the weighted average stock price based on the dates of the grants.
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

(5) Unrestricted shares were awarded to non-employee members of the Board as compensation for the portion of their annual retainer fees resulting from their elections to be paid in unrestricted shares in lieu of cash payment or deferred share units. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sales, or other restrictions.
(6) Deferred share units were awarded to non-employee members of the Board as compensation for the portion of their annual retainer fees resulting from their elections to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a Director’s retirement or termination from the Board or death.
Note 11. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	December 31, 2022	June 30, 2022

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	December 31, 2022			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,787	$(26,842)	$3,945	$29,891	$(26,209)	$3,682
Customer Relationships	8,618	(3,274)	5,344	8,618	(3,024)	5,594
Technology	5,060	(4,311)	749	5,060	(3,805)	1,255
Trade Name	6,575	(2,731)	3,844	6,575	(2,399)	4,176
Other Intangible Assets	$51,040	$(37,158)	$13,882	$50,144	$(35,437)	$14,707
During the three months ended December 31, 2022 and 2021, amortization expense of other intangible assets was $0.8 million and $0.9 million, respectively. During the six months ended December 31, 2022 and 2021, amortization expense of other intangible assets was $1.7 million.
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
During the six months ended December 31, 2022, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.

Note 13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Basic and Diluted Earnings Per Share:
Net Income	$10,720	$5,113	$20,229	$7,677
Less: Net Income allocated to participating securities	16	7	29	11
Net Income allocated to common Share Owners	$10,704	$5,106	$20,200	$7,666

Basic weighted average common shares outstanding	24,881	25,238	24,854	25,201
Dilutive effect of average outstanding stock compensation awards	119	44	131	82
Dilutive weighted average shares outstanding	25,000	25,282	24,985	25,283

Earnings Per Share of Common Stock:
Basic	$0.43	$0.20	$0.81	$0.30
Diluted	$0.43	$0.20	$0.81	$0.30
Note 14. Subsequent Event
We entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of February 2, 2024. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”), which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus a Revolving Commitment Term Benchmark spread of 175.0 basis points;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus a Revolving Commitment Term Benchmark spread of 175.0 basis points; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
◦Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
◦1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility); or
◦1% per annum above the Adjusted SOFR Rate (as defined under the primary credit facility);
plus a Revolving Commitment ABR spread of 75.0 basis points.
The Company’s financial covenants under this secondary credit facility are the same as the financial covenants for its primary credit facility. See Note 6 - Credit Facilities of Notes to Condensed Consolidated Financial Statements for further information on the financial covenants.

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
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide contract electronics manufacturing services (“EMS”) and diversified manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, industrial, and public safety end markets. Our core competency is producing durable electronics, and we further offer diversified contract manufacturing services for non-electronic components, medical devices, medical disposables, drug delivery devices and solutions, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has recognized us four times in the past five years for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and we received awards in all categories in 2022.
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
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete. The COVID-19 pandemic continues to impact the global economy, and we are actively monitoring its impact on all our operations. We cannot reasonably estimate the financial impact of the uncertainties and risks of the COVID-19 pandemic on our future results, though they could be material. The well-being and safety of our employees remains our number one priority, and we are following guidelines suggested by applicable authorities as appropriate for our operations.
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
COVID-19 interruptions and supply chain restraints have also resulted in an industry-wide inflation of components, labor, freight, and other operating costs. Through contractual pricing arrangements and negotiations with our customers, we have been able to mitigate a majority of these cost increases; however, our profitability has been impacted, and necessary extended lead times on inventory purchases has negatively impacted our working capital. The financial impact on our future results cannot be reasonably estimated but could be material.

We experienced record quarterly net sales in the second quarter of the current fiscal year as sales increased 39% from the prior fiscal year second quarter, with double-digit increases in all three of our end market verticals. Beginning in fiscal year 2023, we changed our presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. The prior fiscal year second quarter net sales were adversely impacted by component shortages, especially within the automotive end market vertical. Sales to customers in the automotive market in the second quarter of fiscal year 2023 were a quarterly record, largely driven by the supply chain catching up with the demand, the continued ramp-up of certain programs, and the launch of new programs. In the medical market, sales increased due to the launch and ramp-up of new programs in addition to improved component availability. In the industrial market, which also experienced a quarterly record in the current quarter, sales increased in large part due to improved component availability and new product launches.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.0, a debt-to-equity ratio of 0.6, and Share Owners’ equity of $481 million at December 31, 2022. Recently, inventory and debt levels have increased as we have invested in capital expenditures and working capital to support our expansions and growth in Mexico and Thailand. At the same time, we have supported our customers through strategic inventory purchases to mitigate parts shortages. We expect our balance sheet to normalize as parts shortages abate and our expansions continue to ramp up production. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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
•The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. While our agreements with customers generally do not have a definitive term and thus could be canceled at any time with little or no notice, we generally realize relatively few cancellations prior to the end of the product’s life cycle. We attribute this to our focus on long-term customer relationships, meeting customer expectations, required capital investment, and product qualification cycle times. New customers, program start-ups, and facility expansions generally cause margin dilution early in their respective lifecycles, which we generally recover as the customer relationship, program, or facility becomes established and matures.
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

	Six Months Ended
	December 31
Customer Service Years	2022	2021
More than 10 Years
% of Net Sales	79%	78%
# of Customers	31	35
5 to 10 Years
% of Net Sales	17%	17%
# of Customers	18	21
Less than 5 Years
% of Net Sales	4%	5%
# of Customers	12	12
Total
% of Net Sales	100%	100%
# of Customers	61	68

Financial Overview

	At or for the
	Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$436.7		$315.3		39%
Gross Profit	$34.2	7.8%	$20.8	6.6%	64%
Selling and Administrative Expenses	16.7	3.8%	13.9	4.4%	20%
Operating Income	17.5	4.0%	6.9	2.2%	153%
Other Income (Expense)	(3.3)		(0.2)
Provision for Income Taxes	3.5		1.6		118%
Net Income	$10.7		$5.1		110%
Diluted Earnings per Share	$0.43		$0.20		115%
Open Orders	$1,037		$771		35%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2022	as a % of Net Sales	2021	as a % of Net Sales	% Change
Net Sales	$842.6		$608.0		39%
Gross Profit	$63.5	7.5%	$36.4	6.0%	74%
Selling and Administrative Expenses	32.4	3.8%	26.1	4.3%	24%
Other General Income	—		1.4
Operating Income	31.1	3.7%	11.7	1.9%	166%
Other Income (Expense)	(4.8)		(1.4)
Provision for Income Taxes	6.1		2.6		140%
Net Income	$20.2		$7.7		164%
Diluted Earnings per Share	$0.81		$0.30		170%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2022	2021	% Change	2022	2021	% Change
Automotive	$200.0	$139.0	44%	$384.5	$268.4	43%
Medical	124.7	89.8	39%	239.5	174.8	37%
Industrial	105.0	82.6	27%	205.9	157.6	31%
Other	7.0	3.9	77%	12.7	7.2	76%
Total Net Sales	$436.7	$315.3	39%	$842.6	$608.0	39%
Second quarter and year-to-date fiscal year 2023 consolidated net sales increased compared to the second quarter and year-to-date period of fiscal year 2022, with a new quarterly record set in the second quarter of fiscal year 2023. The impact from foreign currency fluctuations on net sales was an unfavorable 5% in the current quarter and current year-to-date period compared to the second quarter and the year-to-date period of fiscal year 2022. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market experienced record net sales during the second quarter of fiscal year 2023, increasing 44% compared to the second quarter of fiscal year 2022 and increasing 43% in the year-to-date period of fiscal year 2023 compared to the year-to-date period of fiscal year 2022. This double-digit increase is largely due to the continued ramp-up of certain programs, new product launches, and improved component availability.

•Sales to customers in the medical market had a double-digit increase in both the second quarter of fiscal year 2023 when compared to the second quarter of fiscal year 2022 and the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year primarily due to launch and ramp-up of new programs and overall improved component availability.
•Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. Sales to customers in the industrial market also experienced record net sales during the second quarter of fiscal year 2023, increasing 27% when compared to the second quarter of fiscal year 2022 largely due to improved component availability and new product launches. Sales to customers in the industrial market also had a double-digit increase in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year primarily due to higher end market demand for climate control products which was supported by overall improved component availability.
A significant amount of sales to Philips, Nexteer Automotive, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Philips	16%	16%	17%	15%
Nexteer Automotive	16%	17%	15%	17%
ZF	12%	*	12%	*

* amount is less than 10% of total
Open orders were up 35% as of December 31, 2022 compared to December 31, 2021, primarily from an increase in the automotive and medical verticals; however, our open orders were down 13% when compared to June 30, 2022, driven by improved component availability. The increase in open orders from December 30, 2021 in both the automotive market and the medical market is driven by the overall increase in demand coupled with the component shortages, which has limited our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of December 31, 2022 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers. Additionally, COVID-19 and the component shortages could impact the timing and certainty of fulfillment of open orders.
Gross profit as a percent of net sales in the second quarter and first half of fiscal year 2023 improved when compared to the second quarter and first half of fiscal year 2022 primarily due to the leverage gained on higher revenue. Additionally, the second quarter and first half of fiscal year 2022 was impacted to a much greater degree than the current year by component shortages, and as we retained our workforce, our gross profit as a percent of net sales was negatively impacted.
Selling and administrative expenses declined as a percent of net sales but increased in absolute dollars in the second quarter and first half of fiscal year 2023 when compared to the second quarter and first half of fiscal year 2022. The selling and administrative expenses increase was driven by added resources to support our significant growth, wage inflation, and increased factoring fees due to higher factoring fee rates coupled with increased accounts receivable factoring activity.
Other General Income in the six months ended December 31, 2021 included $1.4 million of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in six months ended December 31, 2022.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Interest income	$26	$11	$43	$35
Interest expense	(4,048)	(473)	(5,968)	(868)
Foreign currency/derivative gain (loss)	719	(128)	1,253	(700)
Gain (loss) on SERP investments	340	402	105	315
Other	(333)	(21)	(132)	(240)
Other income (expense), net	$(3,296)	$(209)	$(4,699)	$(1,458)
Interest expense has increased in the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021 due to higher interest rates and higher borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first six months ended December 31, 2022 and December 31, 2021 was $6.1 million, or 23.3% of income before taxes on income, and $2.6 million, or 25.0% of income before taxes on income, respectively.
Comparing the balance sheet as of December 31, 2022 to June 30, 2022, receivables increased $42.3 million largely due to higher sales volumes. Our inventory balance increased $91.9 million due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, as well as to support production at our newly expanded facilities. Property and Equipment, net increased $32.0 million for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. Accounts payable increased $29.1 million primarily due to the increased inventory purchases. Borrowings on credit facilities increased $93.0 million primarily for working capital purposes and capital expenditures supporting our expansions.
Liquidity and Capital Resources
Working capital at December 31, 2022 was $435.5 million compared to working capital of $352.3 million at June 30, 2022. The current ratio was 2.0 and 1.9 at December 31, 2022 and June 30, 2022, respectively. The debt-to-equity ratio was 0.6 at December 31, 2022 and 0.4 at June 30, 2022. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $79.8 million at December 31, 2022 and $178.6 million at June 30, 2022.
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

	Three Months Ended
	December 31, 2022	September 30, 2022	December 31, 2021
DSO	56	54	52
CAD	14	14	14
PDSOH	108	106	91
APD	75	75	76
CCD	103	99	81
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, and APD as the average of monthly accounts payable divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. We expect inventory levels and working capital to normalize as the part shortages abate and our expansions continue to ramp up production.

Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2023 and 2022.

	Six Months Ended
	December 31
(Amounts in Millions)	2022	2021
Net cash used for operating activities	$(71.9)	$(56.5)
Net cash used for investing activities	$(41.9)	$(27.8)
Net cash provided by financing activities	$91.4	$35.5
Cash Flows from Operating Activities
Net cash used for operating activities for the first six months of fiscal year 2023 and the first six months of the prior year was driven by changes in operating assets and liabilities. Changes in operating assets and liabilities used $107.5 million of cash in the first six months of fiscal year 2023 compared to $83.2 million of cash used in the first six months of the prior year.
The cash used of $107.5 million from changes in operating assets and liabilities in the first six months of fiscal year 2023 is largely due to an increase in inventory, which used cash of $88.9 million, primarily due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received in addition to increased demand, and an increase in accounts receivable, which used cash of $40.8 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $23.2 million largely resulting from increased inventory purchases.
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
Cash Flows from Investing Activities
For the first six months of fiscal years 2023 and 2022, net cash used for investing activities was $41.9 million and $27.8 million, respectively. During the first six months of fiscal year 2023, we invested $42.2 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. During the first six months of fiscal year 2022, we invested $27.9 million into capital expenditures for expansions at our Thailand and Mexico facilities, capacity purposes, to support new business awards.
Cash Flows from Financing Activities
For the first six months of fiscal year 2023, net cash provided by financing activities of $91.4 million resulted largely from net borrowings on our credit facilities of $92.9 million primarily for working capital purposes and capital expenditures supporting our expansions. For the first six months of fiscal year 2022, net cash provided by financing activities of $35.5 million resulted largely from net borrowings on our credit facilities of $37.0 million.
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
At December 31, 2022, we had $264.3 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $235.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2022, we had $171.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $145.0 million were classified as long-term.
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
We were in compliance with the financial covenants during the six-month period ended December 31, 2022.
As noted in the Future Liquidity section below, we entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million.
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of December 31, 2022, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to $10.1 million. We had no borrowings under this foreign credit facility as of December 31, 2022 or June 30, 2022. During the first quarter of fiscal year 2023, the borrowing capacity was expanded.
•We entered into an uncommitted credit facility for its EMS operation in China which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi during the first quarter of the current fiscal year. The facility is scheduled to mature on June 30, 2023. We had no borrowings under this foreign credit facility as of December 31, 2022.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $9.8 million at December 31, 2022 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $9.2 million in borrowings outstanding under this Netherlands revolving credit facility at both December 31, 2022 and June 30, 2022.
Subsequent to December 31, 2022, we entered into a foreign credit facility for its EMS operation in Poland which allows for borrowings up to 5 million Euro (approximately $5.4 million equivalent).

Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2022 and 2021, we sold, without recourse, $225.1 million and $125.3 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, The secondary credit facility will provide us with liquidity at the enterprise level instead of the subsidiary level. Proceeds are primarily expected to support additional equipment and working capital needs in coordination with our facility expansion in Mexico, as well as supporting other customer growth. See Note 14 - Subsequent Event of Notes to Condensed Consolidated Statements for more detail on the secondary credit facility.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $53.5 million at December 31, 2022. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At December 31, 2022, our capital expenditure commitments were approximately $23 million, consisting primarily of commitments for the expansion of our Poland facility, equipment for the Mexico and Thailand facility expansions, and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At December 31, 2022, our foreign entities held cash totaling $26.3 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Plan through December 31, 2022.

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
Fair Value
During the second quarter of fiscal year 2023, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2022, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of December 31, 2022.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended December 31, 2022, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $11.2 million at December 31, 2022.
Item 5. Other Information
We are providing the following disclosure in this Form 10-Q in lieu of filing such information on a Current Report on Form 8-K.
Item 1.01 Entry into a Material Definitive Agreement
We entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of February 2, 2024. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
The interest rate on borrowings is dependent on the type of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”), which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus a Revolving Commitment Term Benchmark spread of 175.0 basis points;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus a Revolving Commitment Term Benchmark spread of 175.0 basis points; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of
◦Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
◦1/2 of 1% per annum above the Federal Funds Effective Rate (as defined under the primary credit facility); or
◦1% per annum above the Adjusted SOFR Rate (as defined under the primary credit facility);
plus a Revolving Commitment ABR spread of 75.0 basis points. The Company’s financial covenants under this secondary credit facility are the same as the financial covenants for its primary credit facility. See Note 6 - Credit Facilities of Notes to Condensed Consolidated Financial Statements for further information on the financial covenants.

The foregoing description of the secondary credit facility does not purport to be complete and is qualified by its entirety by reference to the full text of the secondary credit facility, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
In conjunction with the secondary credit facility, a related amendment to the primary credit facility (the “Amendment”) was entered into on February 3, 2023, to allow other borrowings that have a shorter tenor than our primary credit facility. The foregoing description of the Amendment to the primary credit facility does not purport to be complete and is qualified by its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.
Item 2.03 Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information set forth under Item 1.01 related to the secondary credit facility and the Amendment is incorporated by reference in this Item 2.03.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	11/15/2022
10.1(a)	Richard D. Phillips Job Offer Dated January 4, 2023	8-K		10.1	1/10/2023
10.2
Credit Agreement, dated as of February 3, 2023, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent
Filed Herewith
10.3
First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent
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

KIMBALL ELECTRONICS, INC.

By:	/s/ DONALD D. CHARRON
Donald D. Charron Chairman of the Board, Chief Executive Officer
February 7, 2023

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
February 7, 2023