Form 10-Q
period 2023-03-31
Kimball Electronics, Inc.
filed 2023-05-05
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of April 24, 2023 was 24,724,281 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$30,445	$49,851
Receivables, net of allowances of $299 and $139, respectively	299,329	222,857
Contract assets	75,690	64,080
Inventories	488,170	395,630
Prepaid expenses and other current assets	54,053	28,665
Total current assets	947,687	761,083
Property and Equipment, net of accumulated depreciation of $287,855 and $271,139, respectively	258,058	206,835
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $37,954 and $35,437, respectively	13,210	14,707
Other Assets	37,975	41,131
Total Assets	$1,268,941	$1,035,767

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$54,420	$35,580
Accounts payable	361,547	308,617
Accrued expenses	89,961	64,545
Total current liabilities	505,928	408,742
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	145,000
Long-term income taxes payable	5,859	7,812
Other long-term liabilities	18,968	20,242
Total other liabilities	259,827	173,054
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000	—	—
Additional paid-in capital	314,008	311,090
Retained earnings	276,851	240,222
Accumulated other comprehensive loss	(11,178)	(19,672)
Treasury stock, at cost:
Shares: 4,706,000 and 4,804,000, respectively	(76,495)	(77,669)
Total Share Owners’ Equity	503,186	453,971
Total Liabilities and Share Owners’ Equity	$1,268,941	$1,035,767

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2023	2022	2023	2022
Net Sales	$484,703	$368,057	$1,327,288	$976,038
Cost of Sales	441,731	334,113	1,220,804	905,657
Gross Profit	42,972	33,944	106,484	70,381
Selling and Administrative Expenses	17,752	13,667	50,204	39,794
Other General Income	—	—	—	(1,384)
Operating Income	25,220	20,277	56,280	31,971
Other Income (Expense):
Interest income	45	31	88	66
Interest expense	(4,822)	(669)	(10,790)	(1,537)
Non-operating income (expense), net	1,433	(1,465)	2,659	(2,090)
Other income (expense), net	(3,344)	(2,103)	(8,043)	(3,561)
Income Before Taxes on Income	21,876	18,174	48,237	28,410
Provision for Income Taxes	5,476	4,536	11,608	7,095
Net Income	$16,400	$13,638	$36,629	$21,315

Earnings Per Share of Common Stock:
Basic	$0.66	$0.54	$1.47	$0.84
Diluted	$0.65	$0.54	$1.46	$0.84

Average Number of Shares Outstanding:
Basic	24,898	25,175	24,868	25,192
Diluted	25,067	25,272	25,031	25,291

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$16,400			$13,638
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,094	$—	$2,094	$(2,432)	$—	$(2,432)
Postemployment actuarial change	(68)	18	(50)	(19)	7	(12)
Derivative gain (loss)	3,270	(768)	2,502	1,063	(271)	792
Reclassification to (earnings) loss:
Derivatives	(1,111)	293	(818)	(22)	31	9
Amortization of actuarial change	(19)	5	(14)	(61)	15	(46)
Other comprehensive income (loss)	$4,166	$(452)	$3,714	$(1,471)	$(218)	$(1,689)
Total comprehensive income			$20,114			$11,949

	Nine Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$36,629			$21,315
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,427	$—	$5,427	$(7,912)	$—	$(7,912)
Postemployment actuarial change	(226)	62	(164)	(119)	33	(86)
Derivative gain (loss)	6,954	(1,501)	5,453	148	(102)	46
Reclassification to (earnings) loss:
Derivatives	(2,596)	493	(2,103)	414	(1)	413
Amortization of actuarial change	(157)	38	(119)	(190)	46	(144)
Other comprehensive income (loss)	$9,402	$(908)	$8,494	$(7,659)	$(24)	$(7,683)
Total comprehensive income			$45,123			$13,632

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2023	2022
Cash Flows From Operating Activities:
Net income	$36,629	$21,315
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	23,840	22,452
(Gain) loss on sales of assets	(37)	104
Deferred income taxes	(1,816)	(538)
Stock-based compensation	5,357	4,538
Other, net	392	800
Change in operating assets and liabilities:
Receivables	(74,008)	(25,176)
Contract assets	(11,610)	(17,898)
Inventories	(88,557)	(142,516)
Prepaid expenses and other assets	(18,235)	(6,705)
Accounts payable	45,086	61,120
Accrued expenses and taxes payable	25,074	(2,161)
Net cash used for operating activities	(57,885)	(84,665)
Cash Flows From Investing Activities:
Capital expenditures	(65,535)	(49,454)
Proceeds from sales of assets	278	297
Purchases of capitalized software	(1,293)	(675)
Other, net	53	(191)
Net cash used for investing activities	(66,497)	(50,023)
Cash Flows From Financing Activities:
Proceeds from credit facilities	75,000	50,000
Net change in revolving credit facilities	33,665	21,186
Repurchases of common stock	—	(4,726)
Payments related to tax withholding for stock-based compensation	(1,417)	(1,579)
Debt issuance costs	(100)	(25)
Net cash provided by financing activities	107,148	64,856
Effect of Exchange Rate Change on Cash and Cash Equivalents	(294)	(1,007)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(17,528)	(70,839)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	49,851	106,442
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$32,323	$35,603
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$12,771	$12,779
Interest expense	$7,642	$1,077
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$9,740	$5,060
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	March 31, 2023	June 30, 2022
Cash and Cash Equivalents	$30,445	$49,851
Restricted Cash included in Prepaid expenses and other current assets	$1,878	$—
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$32,323	$49,851

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148
Net income		16,400			16,400
Other comprehensive income (loss)			3,714		3,714
Issuance of non-restricted stock (100 shares)	2			1	3
Compensation expense related to stock compensation plans	1,921				1,921
Amounts at March 31, 2023	$314,008	$276,851	$(11,178)	$(76,495)	$503,186

Amounts at December 31, 2021	$307,996	$216,646	$(10,877)	$(68,598)	$445,167
Net income		13,638			13,638
Other comprehensive income (loss)			(1,689)		(1,689)
Compensation expense related to stock compensation plans	1,515				1,515
Restricted share units issuance (1,000 shares)	(13)			7	(6)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (259,000 shares)				(4,891)	(4,891)
Amounts at March 31, 2022	$309,466	$230,284	$(12,566)	$(73,450)	$453,734

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		36,629			36,629
Other comprehensive income (loss)			8,494		8,494
Issuance of non-restricted stock (14,100 shares)	152			173	325
Compensation expense related to stock compensation plans	5,183				5,183
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at March 31, 2023	$314,008	$276,851	$(11,178)	$(76,495)	$503,186

Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		21,315			21,315
Other comprehensive income (loss)			(7,683)		(7,683)
Issuance of non-restricted stock (5,000 shares)	67			58	125
Compensation expense related to stock compensation plans	4,474				4,474
Performance share issuance (143,000 shares)	(3,126)			1,566	(1,560)
Restricted share units issuance (2,000 shares)	(40)			22	(18)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (259,000 shares)				(4,891)	(4,891)
Amounts at March 31, 2022	$309,466	$230,284	$(12,566)	$(73,450)	$453,734

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2023 and June 30, 2022, results of operations for the three and nine months ended March 31, 2023 and 2022, cash flows for the nine months ended March 31, 2023 and 2022, and share owners’ equity for the three and nine months ended March 31, 2023 and 2022. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2022 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In fiscal year 2022, a review indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the nine months ended March 31, 2023 were a decrease in depreciation expense of $2.6 million, an increase in net income of $2.0 million, and an increase to basic and diluted earnings per share by $0.08.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2023 and 2022, we sold, without recourse, $357.1 million and $201.5 million of accounts receivable, respectively. Factoring fees were $1.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, and $3.8 million and $0.9 million during the nine months ended March 31, 2023 and 2022, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of March 31, 2023, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 11 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.

We perform our annual goodwill impairment test of our Global Equipment Services (“GES”) reporting unit in the fourth quarter. As of March 31, 2023, GES has $5.8 million of goodwill. In our latest annual test performed as of April 30, 2022, the fair value of the GES reporting unit exceeded its carrying value by 9%. We are in the process of developing our long-range plan, which will support our annual test. Our test will consider GES’s recent performance and trends in the semiconductor and consumer electronics capital equipment markets which GES serves. If our test indicates a decline in GES’s fair value, there could be a non-cash charge for impairment.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $2.8 million at March 31, 2023 and $3.1 million at June 30, 2022, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the nine months ended March 31, 2022 included $1.4 million of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in three and nine months ended March 31, 2023 and in the three months ended March 31, 2022.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Foreign currency/derivative gain (loss)	$1,328	$(625)	$2,581	$(1,325)
Gain (loss) on SERP investments	353	(719)	458	(404)
Other	(248)	(121)	(380)	(361)
Non-operating income (expense), net	$1,433	$(1,465)	$2,659	$(2,090)
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of March 31, 2023 and June 30, 2022, the remaining provision recorded for the one-time deemed repatriation tax was $7.8 million and $8.9 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of March 31, 2023, $1.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2023	2022	2023	2022
Vertical Markets:
Automotive	$216.0	$161.5	$600.5	$429.8
Medical	134.0	102.9	373.5	277.7
Industrial	126.9	98.2	332.8	255.8
Other	7.8	5.5	20.5	12.7
Total net sales	$484.7	$368.1	$1,327.3	$976.0
For the three months ended March 31, 2023 and 2022, approximately 96% and 95% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2023 and 2022, approximately 96% and 95% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $75.7 million and $64.1 million as of March 31, 2023 and June 30, 2022, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, tooling, or other miscellaneous services or costs. These advance payments are recognized as contract liabilities until the performance obligations are completed and are included in Accrued expenses on the Condensed Consolidated Balance Sheets, which amounted to $36.0 million and $22.5 million as of March 31, 2023 and June 30, 2022, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.

Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2023	June 30, 2022
Finished products	$485	$525
Work-in-process	9,671	4,911
Raw materials	478,014	390,194
Total inventory	$488,170	$395,630
Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2023 and 2022, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	5,427	5,453	(164)	10,716
Reclassification to (earnings) loss	—	(2,103)	(119)	(2,222)
Net current-period other comprehensive income (loss)	5,427	3,350	(283)	8,494
Balance at March 31, 2023	$(11,922)	$1,147	$(403)	$(11,178)

Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(7,912)	46	(86)	(7,952)
Reclassification to (earnings) loss	—	413	(144)	269
Net current-period other comprehensive income (loss)	(7,912)	459	(230)	(7,683)
Balance at March 31, 2022	$(10,135)	$(1,968)	$(463)	$(12,566)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Derivative gain (loss) (1)	$1,111	$22	$2,596	$(414)	Cost of Sales
	(293)	(31)	(493)	1	Benefit (Provision) for Income Taxes
	$818	$(9)	$2,103	$(413)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	19	61	157	190	Non-operating income (expense), net
	(5)	(15)	(38)	(46)	Benefit (Provision) for Income Taxes
	$14	$46	$119	$144	Net of Tax
Total reclassifications for the period	$832	$37	$2,222	$(269)	Net of Tax
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
Changes in the product warranty liability for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2023	2022
Product warranty liability at the beginning of the period	$529	$610
Additions to warranty accrual (including changes in estimates)	158	(64)
Settlements made (in cash or in kind)	(109)	(13)
Product warranty liability at the end of the period	$578	$533
Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2023	March 31, 2023	June 30, 2022
Primary credit facility (1)	$20.6	$279.0	$171.4
Secondary credit facility (2)	50.0	—	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (4)	7.5	—	—
Netherlands revolving credit facility	0.6	9.3	9.2
Poland revolving credit facility (5)	5.4	—	—
Vietnam credit facility (6)	3.9	1.1	—
Total credit facilities	$98.1	$289.4	$180.6
Less: current portion		$(54.4)	$(35.6)
Long-term debt under credit facilities, less current portion (7)		$235.0	$145.0
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
The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and,
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to not be less than 3.5 to 1.0.
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both March 31, 2023 and June 30, 2022.
(2)    The Company entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of February 2, 2024. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
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
(3)    During the first quarter of fiscal year 2023, the Company expanded the borrowing capacity of the Thailand credit facility to $10.1 million.
(4)    The Company entered into a foreign credit facility for its EMS operation in China during the first quarter of fiscal year 2023 which allows for borrowings up to $7.5 million.
(5)    The Company entered into a foreign credit facility for its operation in Poland which allows for borrowings up to 5.0 million Euro (approximately $5.4 million equivalent).
(6)    The Company entered into a foreign credit facility for its operation in Vietnam which allows for borrowings up to $5.0 million.
(7)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2023 and June 30, 2022 were 6.6% and 2.7%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.

Recurring Fair Value Measurements:
As of March 31, 2023 and June 30, 2022, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$—	$—	$—
Derivatives: foreign exchange contracts	—	5,117	5,117
Trading securities: mutual funds held in nonqualified SERP	8,420	—	8,420
Total assets at fair value	$8,420	$5,117	$13,537
Liabilities
Derivatives: foreign exchange contracts	$—	$1,097	$1,097
Total liabilities at fair value	$—	$1,097	$1,097

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,541	$—	$1,541
Derivatives: foreign exchange contracts	—	1,872	1,872
Trading securities: mutual funds held in nonqualified SERP	10,364	—	10,364
Total assets at fair value	$11,905	$1,872	$13,777
Liabilities
Derivatives: foreign exchange contracts	$—	$3,522	$3,522
Total liabilities at fair value	$—	$3,522	$3,522
We had no level 3 assets or liabilities at March 31, 2023 and June 30, 2022, or any activity in Level 3 assets or liabilities during the nine months ended March 31, 2023.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of March 31, 2023, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $18.0 million and to hedge currencies against the Euro in the aggregate notional amount of 58.4 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2023, we estimate that approximately $3.4 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2023 and June 30, 2022.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2023	June 30, 2022	Balance Sheet Location	March 31, 2023	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$4,218	$1,189	Accrued expenses	$662	$1,486

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	899	683	Accrued expenses	435	2,036
Total derivatives		$5,117	$1,872		$1,097	$3,522
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$3,270	$1,063	$6,954	$148
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2023	2022	2023	2022
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$1,111	$22	$2,596	$(414)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(286)	$(388)	$171	$(430)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$825	$(366)	$2,767	$(844)

Note 9. Employee Benefit Plans
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of March 31, 2023, both total investments and obligations under SERP were $8.4 million, of which $2.7 million were short term and $5.7 million were long term. As of June 30, 2022, both total investments and obligations under SERP were $10.4 million, of which $2.6 million were short term and $7.8 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for both the nine months ended March 31, 2023 and 2022 was approximately $0.1 million and $(1.1) million, respectively.

The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material for the nine months ended March 31, 2023 and 2022.

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
During the first nine months of fiscal year 2023, the following stock compensation was granted under the Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	184,446	$23.34

Restricted Shares (3)	1st Quarter	55,355	$23.34

Long-Term Performance Shares (4)	1st Quarter	500	$21.51

Unrestricted Shares (5)	2nd Quarter	13,842	$23.30

Deferred Share Units (6)	2nd Quarter	38,925	$23.07

Unrestricted Shares (5)	3rd Quarter	108	$23.30

Deferred Share Units (6)	3rd Quarter	107	$23.30

Long-Term Performance Shares (1)	3rd Quarter	92,072	$25.51

Restricted Shares (3)	3rd Quarter	23,017	$25.51

Total Shareholder Return Performance Shares (7)	3rd Quarter	42,626	$16.88
(1) Long-term performance share awards were granted to officers and other key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2023 will cliff vest at the third anniversary of the award date in fiscal year 2026.
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

(3) Restricted shares were granted to officers and other key employees. These restricted shares were approved by the Talent, Culture, and Compensation Committee of the Board. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the RSU has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited.
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
(7) Total shareholder return (“TSR”) performance shares were awarded to our CEO during fiscal year 2023. This award was approved by the Talent, Culture, and Compensation Committee of the Board. The participant will earn from 0% to 100% of the target award based on the total shareholder return ranking of the Company compared to the performance peer group at the end of the three-year performance period. The shares will vest on March 1, 2026.
Note 11. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	March 31, 2023	June 30, 2022

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	March 31, 2023			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,911	$(27,096)	$3,815	$29,891	$(26,209)	$3,682
Customer Relationships	8,618	(3,399)	5,219	8,618	(3,024)	5,594
Technology	5,060	(4,564)	496	5,060	(3,805)	1,255
Trade Name	6,575	(2,895)	3,680	6,575	(2,399)	4,176
Other Intangible Assets	$51,164	$(37,954)	$13,210	$50,144	$(35,437)	$14,707
During the three months ended March 31, 2023 and 2022, amortization expense of other intangible assets was $0.9 million and $0.8 million, respectively. During the nine months ended March 31, 2023 and 2022, amortization expense of other intangible assets was $2.6 million.
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
During the nine months ended March 31, 2023, the Company had no share repurchases under the Plan. Since the inception of the Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.
Note 13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Basic and Diluted Earnings Per Share:
Net Income	$16,400	$13,638	$36,629	$21,315
Less: Net Income allocated to participating securities	24	19	53	31
Net Income allocated to common Share Owners	$16,376	$13,619	$36,576	$21,284

Basic weighted average common shares outstanding	24,898	25,175	24,868	25,192
Dilutive effect of average outstanding stock compensation awards	169	97	163	99
Dilutive weighted average shares outstanding	25,067	25,272	25,031	25,291

Earnings Per Share of Common Stock:
Basic	$0.66	$0.54	$1.47	$0.84
Diluted	$0.65	$0.54	$1.46	$0.84
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
We experienced record quarterly net sales in the third quarter of the current fiscal year as sales increased 32% from the prior fiscal year third quarter, with double-digit increases and quarterly records in all three of our end market verticals. Beginning in fiscal year 2023, we changed our presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. The increase in sales to customers in the automotive market in the third quarter of fiscal year 2023 were largely driven by the supply chain catching up with the demand, the continued ramp-up of certain programs, and the launch of new programs. In the medical market, sales increased due to the launch and ramp-up of new programs in addition to improved component availability. In the industrial market, sales increased in large part due to improved component availability and new product launches.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.9, a debt-to-equity ratio of 0.6, and Share Owners’ equity of $503 million at March 31, 2023. Recently, we have invested to support our expansions and growth in Mexico and Thailand. At the same time, we have supported our customers through strategic inventory purchases to mitigate parts shortages. We expect our balance sheet to normalize as parts shortages abate and our expansions continue to ramp up production. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.

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

	Nine Months Ended
	March 31
Customer Service Years	2023	2022
More than 10 Years
% of Net Sales	78%	79%
# of Customers	31	34
5 to 10 Years
% of Net Sales	17%	17%
# of Customers	19	21
Less than 5 Years
% of Net Sales	5%	4%
# of Customers	12	11
Total
% of Net Sales	100%	100%
# of Customers	62	66

Financial Overview

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$484.7		$368.1		32%
Gross Profit	$43.0	8.9%	$33.9	9.2%	27%
Selling and Administrative Expenses	17.8	3.7%	13.6	3.7%	30%
Operating Income	25.2	5.2%	20.3	5.5%	24%
Other Income (Expense)	(3.3)		(2.2)
Provision for Income Taxes	5.5		4.5		21%
Net Income	$16.4		$13.6		20%
Diluted Earnings per Share	$0.65		$0.54		20%
Open Orders	$882		$930		(5)%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$1,327.3		$976.0		36%
Gross Profit	$106.5	8.0%	$70.4	7.2%	51%
Selling and Administrative Expenses	50.2	3.8%	39.8	4.0%	26%
Other General Income	—		1.4
Operating Income	56.3	4.2%	32.0	3.3%	76%
Other Income (Expense)	(8.1)		(3.6)
Provision for Income Taxes	11.6		7.1		64%
Net Income	$36.6		$21.3		72%
Diluted Earnings per Share	$1.46		$0.84		74%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2023	2022	% Change	2023	2022	% Change
Automotive	$216.0	$161.5	34%	$600.5	$429.8	40%
Medical	134.0	102.9	30%	373.5	277.7	34%
Industrial	126.9	98.2	29%	332.8	255.8	30%
Other	7.8	5.5	42%	20.5	12.7	61%
Total Net Sales	$484.7	$368.1	32%	$1,327.3	$976.0	36%
Third quarter and year-to-date fiscal year 2023 consolidated net sales increased compared to the third quarter and year-to-date period of fiscal year 2022, with a new quarterly record set in the third quarter of fiscal year 2023. The impact from foreign currency fluctuations on net sales was an unfavorable 2% in the current quarter and an unfavorable 4% in the current year-to-date period compared to the third quarter and the year-to-date period of fiscal year 2022, respectively. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market experienced record net sales during the third quarter of fiscal year 2023, increasing 34% compared to the third quarter of fiscal year 2022 and increasing 40% in the year-to-date period of fiscal year 2023 compared to the year-to-date period of fiscal year 2022. This double-digit increase is largely due to the continued ramp-up of certain programs, new product launches, and improved component availability.

•Sales to customers in the medical market experienced record net sales during the third quarter of fiscal year 2023, increasing 30% compared to the third quarter of fiscal year 2022 and increasing 34% in the year-to-date period of fiscal year 2023 when compared to the year-to-date period of fiscal year 2022. This double-digit increase is primarily due to launch and ramp-up of new programs and overall improved component availability.
•Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. Sales to customers in the industrial market also experienced record net sales during the third quarter of fiscal year 2023, increasing 29% when compared to the third quarter of fiscal year 2022 largely due to improved component availability and new product launches. Sales to customers in the industrial market also had a double-digit increase in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year primarily due to higher end market demand for climate control products which was supported by overall improved component availability.
Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Nexteer Automotive	15%	18%	15%	17%
Philips	14%	15%	15%	15%
ZF	12%	*	12%	*

* amount is less than 10% of total
Open orders were down 5% as of March 31, 2023 compared to March 31, 2022. The decrease in open orders from March 31, 2022 is driven by the overall improvement in component availability, which has increased our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of March 31, 2023 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Gross profit as a percent of net sales in the third quarter of fiscal year 2023 declined when compared to the third quarter of fiscal year 2022 as we continue to optimize operating performance levels following recent facility expansions.
Gross profit as a percent of net sales in the first nine months of fiscal year 2023 improved when compared to the first nine months of fiscal year 2022 primarily due to the leverage gained on higher revenue. Additionally, we experienced lost absorption in the first half of fiscal year 2022 as the prior fiscal year was impacted to a much greater degree than the current fiscal year by component shortages, and as we retained our workforce, our gross profit as a percent of net sales was negatively impacted.
Selling and administrative expenses as a percent of net sales remained flat but increased in absolute dollars in the third quarter of fiscal year 2023 when compared to the third quarter of fiscal year 2022. The selling and administrative expenses increase was driven by the increase in the fair value of the liability for the supplemental employee retirement plan (“SERP”), increased factoring fees due to higher factoring fee rates coupled with increased accounts receivable factoring activity, added resources to support our significant growth, wage inflation, and higher incentive-based compensation.
Selling and administrative expenses declined as a percent of net sales but increased in absolute dollars in the first nine months of fiscal year 2023 when compared to the first nine months of fiscal year 2022. The selling and administrative expenses increase was driven by increased factoring fees due to higher factoring fee rates coupled with increased accounts receivable factoring activity, added resources to support our significant growth, wage inflation, and higher incentive-based compensation.
Other General Income in the nine months ended March 31, 2022 included $1.4 million of pre-tax income resulting from payments received related to the class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded in the three and nine month periods ended March 31, 2023 and in the three month period ended March 31, 2022.
We perform our annual goodwill impairment test of our Global Equipment Services (“GES”) reporting unit in the fourth quarter. As of March 31, 2023, GES has $5.8 million of goodwill. In our latest annual test performed as of April 30, 2022, the fair value of the GES reporting unit exceeded its carrying value by 9%. We are in the process of developing our long-range plan, which will support our annual test. Our test will consider GES’s recent performance and trends in the semiconductor and consumer electronics capital equipment markets which GES serves. If our test indicates a decline in GES’s fair value, there could be a non-cash charge for impairment.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Interest income	$45	$31	$88	$66
Interest expense	(4,822)	(669)	(10,790)	(1,537)
Foreign currency/derivative gain (loss)	1,328	(625)	2,581	(1,325)
Gain (loss) on SERP investments	353	(719)	458	(404)
Other	(248)	(121)	(380)	(361)
Other income (expense), net	$(3,344)	$(2,103)	$(8,043)	$(3,561)
Interest expense has increased in the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022 due to higher interest rates and higher borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first nine months ended March 31, 2023 and March 31, 2022 was $11.6 million, or 24.1% of income before taxes on income, and $7.1 million, or 25.0% of income before taxes on income, respectively.
Comparing the balance sheet as of March 31, 2023 to June 30, 2022, receivables increased $76.5 million largely due to higher sales volumes. Our inventory balance increased $92.5 million due to the component shortages as we continue to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, as well as to support production at our newly expanded facilities. Property and Equipment, net increased $51.2 million for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. Accounts payable increased $52.9 million primarily due to the increased inventory purchases. Borrowings on credit facilities increased $108.8 million primarily for working capital purposes and capital expenditures supporting our expansions.
Liquidity and Capital Resources
Working capital at March 31, 2023 was $441.8 million compared to working capital of $352.3 million at June 30, 2022. The current ratio was 1.9 at both March 31, 2023 and June 30, 2022. The debt-to-equity ratio was 0.6 at March 31, 2023 and 0.4 at June 30, 2022. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $128.5 million at March 31, 2023 and $178.6 million at June 30, 2022.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding plus Contract Asset Days plus Production Days Supply on Hand less Accounts Payable Days and less Advances from Customers Days. CCD, or a similar metric, is used in our industry and by our management to measure the efficiency of managing working capital. The following table summarizes our CCD for the quarterly periods indicated. Beginning in the third quarter of fiscal year 2023, we included Advances from Customers Days in our CCD calculation as these are customer deposits related to inventory. Prior periods have been recast to conform to the current quarter presentation.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Days Sales Outstanding	54	56	51
Contract Asset Days	14	14	14
Production Days Supply on Hand	101	108	89
Accounts Payable Days	69	72	71
Advances from Customers Days	8	9	4
Cash Conversion Days	92	97	79
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the total customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. We expect inventory levels and working capital to normalize as the part shortages abate and our expansions continue to ramp up production.

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2023 and 2022.

	Nine Months Ended
	March 31
(Amounts in Millions)	2023	2022
Net cash used for operating activities	$(57.9)	$(84.7)
Net cash used for investing activities	$(66.5)	$(50.0)
Net cash provided by financing activities	$107.1	$64.9
Cash Flows from Operating Activities
Net cash used for operating activities for the first nine months of fiscal year 2023 and the first nine months of the prior year was driven by changes in operating assets and liabilities. Changes in operating assets and liabilities used $122.3 million of cash in the first nine months of fiscal year 2023 compared to $133.3 million of cash used in the first nine months of the prior year.
The cash used of $122.3 million from changes in operating assets and liabilities in the first nine months of fiscal year 2023 is largely due to an increase in inventory, which used cash of $88.6 million, driven by investment to support our expansions and growth in Mexico and Thailand, as well as supporting our customers through strategic inventory purchases to mitigate parts shortages, and an increase in accounts receivable, which used cash of $74.0 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $45.1 million largely resulting from increased inventory purchases.
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
Cash Flows from Investing Activities
For the first nine months of fiscal years 2023 and 2022, net cash used for investing activities was $66.5 million and $50.0 million, respectively. During the first nine months of fiscal year 2023, we invested $66.8 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. During the first nine months of fiscal year 2022, we invested $50.1 million into capital expenditures primarily for expansions at our Thailand and Mexico facilities and to support new business awards.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2023, net cash provided by financing activities of $107.1 million resulted largely from net borrowings on our credit facilities of $108.7 million primarily for working capital purposes and capital expenditures supporting our expansions. For the first nine months of fiscal year 2022, net cash provided by financing activities of $64.9 million resulted largely from net borrowings on our credit facilities of $71.2 million.
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
At March 31, 2023, we had $279.0 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $235.0 million of the borrowings were classified as long-term as the Company intends, and has the ability, to refinance for a period longer than twelve months. At June 30, 2022, we had $171.4 million in borrowings under the primary credit facility and $0.4 million in letters of credit against the primary credit facility, and $145.0 million were classified as long-term.
The Company’s financial covenants under the primary credit facility require:
•a ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to not be less than 3.5 to 1.0.
We were in compliance with the financial covenants during the nine-month period ended March 31, 2023.
The Company entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of February 2, 2024. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
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
Kimball Electronics has foreign credit facilities available to satisfy short-term cash needs at specific foreign locations rather than funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us. As of March 31, 2023, we maintained the following foreign credit facilities:
•A Thailand overdraft credit facility which allows for borrowings up to $10.1 million. We had no borrowings under this foreign credit facility as of March 31, 2023 or June 30, 2022. During the first quarter of fiscal year 2023, the borrowing capacity was expanded.
•We entered into an uncommitted credit facility for its EMS operation in China which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi during the first quarter of the current fiscal year. We had no borrowings under this foreign credit facility as of March 31, 2023.
•An uncommitted revolving credit facility for our Netherlands subsidiary, which allows for borrowings of up to 9.2 million Euro (approximately $9.9 million at March 31, 2023 exchange rates) that can be drawn in Euro, U.S. dollars, or another optional currency. We had $9.3 million in borrowings outstanding under this Netherlands revolving credit facility at March 31, 2023 and $9.2 million at June 30, 2022.
•The Company entered into a foreign credit facility for its operation in Poland during the current quarter which allows for borrowings up to 5.0 million Euro (approximately $5.4 million equivalent). We had no borrowings under this foreign credit facility as of March 31, 2023.
•The Company entered into a foreign credit facility for its operation in Vietnam during the current quarter which allows for borrowings up to $5.0 million. We had $1.1 million in borrowings outstanding under this foreign credit facility as of March 31, 2023.
Factoring Arrangements
The Company utilizes factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2023 and 2022, we sold, without recourse, $357.1 million and $201.5 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $98.1 million at March 31, 2023, including the $50 million secondary credit facility expiring in February 2024. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At March 31, 2023, our capital expenditure commitments were approximately $16 million, consisting primarily of equipment for the Mexico and Thailand facility expansions, capital related to new program wins, and commitments for the expansion of our Poland facility. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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

At March 31, 2023, our foreign entities held cash totaling $30.1 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Plan through March 31, 2023.
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
Fair Value
During the third quarter of fiscal year 2023, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2023, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2023.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2023, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $11.2 million at March 31, 2023.

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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
May 5, 2023

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
May 5, 2023