Form 10-K
period 2023-06-30
Kimball Electronics, Inc.
filed 2023-08-24
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the
filing reflect the correction of an error to previously issued financial statements.		☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation
received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☒
The aggregate market value of the common stock held by non-affiliates, as of December 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $542.5 million based on 96.5% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 2, 2023 was 24,724,281 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 17, 2023, are incorporated by reference into Part III.

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
Forward-Looking Statements
This document contains certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “potentially,” “can,” “goal,” “predict,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.
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
Overview
Kimball Electronics was founded in 1961 and incorporated in 1998. We deliver a package of value that begins with our core competency of producing durable electronics and extends to contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions, precision molded plastics, and production automation, test, and inspection equipment. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality and reliability throughout the entire life cycle of our customers’ products. We deliver award-winning service across our global footprint with an operations platform driven by highly integrated procedures, standardization, and teamwork. Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle. Because they operate in industries that demand rigorous engineering controls and that commonly require long product life cycles, our customers value our track record of quality, financial stability, social responsibility, and commitment to long-term relationships.
For over 35 years, we have manufactured safety-critical electronic assemblies for automotive customers, developing invaluable expertise that extends beyond the automotive industry to benefit our customers in the medical and industrial sectors as well. By harnessing our experience and expertise in design and process validation, traceability, process and control change, as well as lean manufacturing, we have achieved substantial growth and diversification. This has enabled us to create innovative and valuable solutions for customers across our three verticals. We have harmonized our quality systems to meet and exceed industry certifications and regulatory requirements. This allows us to leverage key supply chain advantages and streamline our operations, enabling cost-effective manufacturing of both electronic and non-electronic products within a single production facility for customers from all three end market verticals.
Many of our customers are multinational companies operating across multiple global regions, and they maximize their supplier relationship by partnering with us for engineering, manufacturing, and supply chain support across multiple locations and regions. We commonly manufacture the same product for the same customer in multiple facilities. Coupled with our CRM model and our global systems, procedures, processes, and teamwork, our strategic approach to expanding our global footprint aligns with our customers’ preferences in our three end market verticals. This positions us strongly to support their global growth initiatives.

Our customers benefit from consistent processes across all regions thanks to our global component sourcing, procurement, quoting, and customer pricing operations. Our central sourcing organization employs global procurement strategies that ensure consistent component availability and uniform pricing approach by leveraging the purchase volume of our entire organization. Our unified, global quoting model allows us to seamlessly respond to our customers’ production needs anywhere across our global footprint.
Our CRM model combines our facilities’ manufacturing experts with our business development team members located in-region with our global customers. Cross-functional teams from multiple facilities collaborate in quality, operational excellence, quoting, and design engineering global support. Clear roles and responsibilities, combined with diverse skill sets, establish a robust conduit critical for execution of our customers’ objectives and building strong customer relationships. Our robust customer scorecard process provides valuable feedback to all levels of our company, driving continuous improvement initiatives, strengthening our award-winning service, and fostering deep customer loyalty.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. We manufacture products for our customers at facilities located in the United States, China, Mexico, Poland, Romania, Thailand, and Vietnam. We also have operations in India and Japan.
We offer our services globally on a contract basis, and we manufacture products to our customers’ specifications. Our services primarily include:
•Production and testing of printed circuit board assemblies (PCBAs);
•Full box build manufacturing and assembly;
•Final Assembly of medical electronic products;
•Design services and support;
•Supply chain services and support;
•Rapid prototyping and new product introduction support;
•Product design and process validation and qualification;
•Industrialization and automation of manufacturing processes;
•Reliability testing (testing of products under a series of extreme environmental conditions);
•Aftermarket services;
•Production and assembly of medical devices, medical disposables including packaging, and other non-electronic products;
•Drug delivery devices and solutions with and without electronics;
•Class 7 and 8 clean room assembly, cold chain and product sterilization management;
•Design engineering and production of precision molded plastics;
•Design engineering and manufacturing of automation, test, and inspection equipment;
•Software design; and
•Complete product life cycle management.
We take pride in our attentive approach to understanding and adapting to our customers’ ever-changing needs and preferences. We continuously seek opportunities to grow and diversify our business and the value we deliver to customers while enhancing our global presence.
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker, the Chief Executive Officer. Our operating segments meet the aggregation criteria under the accounting guidance for segment reporting. As of June 30, 2023, all of our operating segments provided contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments serves customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

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
Our Business Offerings
We offer electronics manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, and industrial end market verticals. We further offer contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, as well as production automation, test, and inspection equipment. Our services support the complete product life cycle of our customers’ products, and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume. We bring innovative, complete design solutions to our customers. We offer Design for Excellence input to our customers as a part of our standard package of value, and we use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires. Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the various quality and reliability expectations of our customers in each of our end market verticals. We are committed to protecting the planet by combating climate change, including contributing to a lower carbon future, in our operations, our value chains, and in the services we offer to our customers. Our strategies include actions to optimize our manufacturing facilities and processes for sustainability, increase clean energy in our purchased power mix, collaborate with our customers and supply chain to address upstream and downstream carbon emissions, invest in clean energy solutions for climate protection, and develop low carbon products, technologies and services.
We value our customers and their unique needs and expectations. Our customer focus and dedication to unparalleled excellence in engineering and manufacturing has resulted in proven success in the contract manufacturing industry. Personal relationships are important to us, and we strive to build long-term global partnerships. Our commitment to support our customers is backed by our history and demonstrated performance for over the past 60 years.
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

We, and the industry in general, have special conditions affecting working capital that are significant for understanding our business, including fluctuating inventory levels, which may increase in conjunction with the start-up of new programs and component availability. Additionally, the nature of the contract manufacturing business is such that customers may be required to make advance payments for certain inventory purchases and share in the risk of excess and obsolete inventory.
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
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. We do not have a significant share of the EMS market and were ranked the 20th largest global EMS provider for calendar year 2022 by Manufacturing Market Insider in the March 2023 edition published by New Venture Research.
Locations
As of June 30, 2023, we have twelve manufacturing facilities with two located in Indiana, two in China, two in Mexico, and one located in each of California, Florida, Poland, Romania, Thailand, and Vietnam. Our software design services are primarily performed at our location in India, and other support services are performed at our location in Japan. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe, and we have recently expanded our facilities in Thailand, Mexico, and Poland. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Seasonality
Consolidated sales revenue is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, and industrial end markets. Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation.

Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2023 were as follows:

	Year Ended June 30
	2023	2022	2021
Automotive	45%	43%	43%
Medical	27%	29%	30%
Industrial	26%	27%	26%
Other	2%	1%	1%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive, Philips, and ZF, which accounted for the following portions of net sales:

	Year Ended June 30
	2023	2022	2021
Nexteer Automotive	15%	17%	17%
Philips	14%	15%	15%
ZF	12%	*	*

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
Raw Materials
Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. In addition, unforeseen events such as natural disasters and global events, like pandemics, can and have disrupted portions of the supply chain. We believe that maintaining close communication with suppliers helps minimize potential disruption in our supply chain.
The EMS industry continues to experience component shortages, component allocations, and shipping delays, particularly with semiconductors, which were especially challenging in the prior fiscal year. Component shortages or allocations could continue to increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We take various actions to attempt to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results. Through contractual pricing arrangements and negotiations with our customers, we attempt to mitigate the adverse effect that cost increases could have on our results.
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
Corporate Social Responsibility
We are committed to responsible, sustainable environmental, social, and governance philosophies and practices, which have been a part of our fabric since our founding in 1961. To showcase how our employees around the world share a strong sense of responsibility to protect the environment, sustain a safety focus at our facilities, and give back in meaningful ways to the communities where we live and work, we issued our latest annual Environmental, Social & Governance Report (“ESG Report”) in March 2023. The ESG Report highlights the long-term environmental, social, and governance principles and practices designed to support the Company’s commitment to sustaining lasting relationships and achieving global success with its stakeholders wherever Kimball Electronics’ touch is felt throughout the world. The ESG Report reflects several long-standing Guiding Principles of the Company: our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The ESG Report is posted on our website at https://www.kimballelectronics.com/esg. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Socially Responsible Supply Chain
We are committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or “3TG”) from the Democratic Republic of Congo and certain adjoining countries. Our efforts include requiring our suppliers to undertake reasonable due diligence within their supply chain to ensure that the 3TG in the materials we source from them do not directly or indirectly contribute to significant adverse human rights impacts, as well as conducting due diligence before allowing a potential supplier to become one of our preferred suppliers. We request the return of reporting forms related to conflict minerals from our suppliers under the Responsible Minerals Initiative, or RMI, Conflict Minerals Survey. Further, we seek to remove any suppliers that continue to fail to meet our supplier and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also conduct recurring, annual training for all employees and certain select contractors on export compliance, anti-corruption and anti-slavery, and insider trading. In addition, Kimball Electronics is a member of the RMI, which is evaluating the supply chain risks of conflict minerals and other minerals (e.g., cobalt, mica) and studying how to mitigate those risks.
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
Contributing to Our Communities
One of our Guiding Principles is to strive to help our communities be great places to live. We live this Guiding Principle and further the goals of our Human Rights Policy when we contribute and encourage our employees to contribute to our local communities. Below are examples of our contributions:
•In 2022, we committed $100,000 to Southwestern Indiana Child Advocacy Center Coalition (“SWICACC”), a safe reporting center for abused or neglected children that serves seven counties in southwestern Indiana. We made our final installment of the commitment in fiscal year 2023.
•On International Women’s Day 2021, we donated $5,000 to Water To Thrive to build a freshwater well system for a village in Ethiopia because safe, fresh drinking water is a basic human right. This well was fully operational during fiscal year 2023.
•In 2022, we donated $100,000 to refugee-related activities and aid causes, including Ukrainian refugees.
•Kimball Electronics Gives, an employee-based giving circle, raised enough money to offer grants totaling $8,400 to seven worthy causes selected by our employees. To date, Kimball Electronics Gives has donated $41,500 to various worthy causes.
•In 2022, we implemented our Creating Quality for Life Scholarship program, awarding 10 dependents of employees a total of $12,500.
•We also initiated our Employee Relief Fund to help employees with undue financial stress placed on them and their families due to a catastrophic event or other unfortunate personal event creating financial hardship.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental and ecological matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
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
Kimball Electronics participates in the Carbon Disclosure Project (CDP) climate change and water security questionnaires to quantify our environmental practices, provide transparency on our progress, and assist in the reduction of our contributions to climate change. Additionally, we align our sustainability reporting with the Sustainability Accounting Standards Board (SASB) and the Task Force On Climate Related Financial Disclosures (TCFD) frameworks and also highlight our alignment with the UN Sustainable Development Goals and the UN Global Compact. We discuss our ESG goals and programs in detail in our annual ESG report. We publish this ESG report and our responses to the CDP climate change and water security questionnaires annually on our website at kimballelectronics.com/esg. We publish this information because our Guiding Principles remind us that the environment is our home and that we will be leaders in not only protecting but enhancing our world. The contents of the ESG reports and CDP questionnaire responses are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2023, Kimball Electronics employed approximately 7,900 people worldwide, with approximately 1,300 located in the United States and approximately 6,600 located in foreign countries. Three of our seven independent members of the Board of Directors are female, along with four of our eight executive management team members and over 50% of our global workforce. We continue to execute on our commitment to diversity, equity, inclusion, and belonging, and exhibit our commitment to gender, racial, and ethnic diversity by striving toward the corporate goals we outline in both our Global Human Rights Policy and Diversity, Equity, Inclusion, and Belonging statement, including by:
•Increasing female representation globally at the executive and senior management levels;
•Increasing racial and ethnic diversity at the executive and senior management levels so our leadership will reflect our organization and the communities in which we operate;
•Holding leadership accountable for diversity, equity, inclusion, and belonging outcomes.
The average tenure within our workforce is 6 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.29 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey of approximately 90%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs.
Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
For additional information, see the Company’s Proxy Statement to be filed for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Our People are the Company: Human Capital Management.”
Available Information
The Company makes available free of charge through its website, https://investors.kimballelectronics.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

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
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2023, 2022, and 2021. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations.
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
Supply chain disruptions could prevent us from purchasing sufficient materials, parts, and components necessary to meet customer demand at competitive prices, in a timely manner, or at all.
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
We have also experienced, and may again experience in the future, such shortages due to the effects of and responses to the COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, and may be impacted by other events outside our control, including macroeconomic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of, and ongoing war in, Ukraine). We cannot reasonably predict the full extent to which these events may impact our supply chain, because any impacts will depend on future developments that are highly uncertain and continuously evolving, including new information that may emerge concerning COVID-19, further actions by governmental entities or others in response to the types of events described above, and how quickly and to what extent normal economic and operating conditions can resume.

Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. These and other price increases, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, or if the supply chain is unable to react timely to increases in demand, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
The substantial investments required to start up and expand facilities and new customer programs may adversely affect our margins and profitability.
We continue to expand our global operations by increasing our product and service offerings and scaling our infrastructure at certain facilities to support our business. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage these expansions effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
•widespread health emergencies and foreign governments’ measures taken in response to them;
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
We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems, certifications, and controls in our operations in an effort to ensure sustained compliance with various product and quality system regulations and requirements, and to meet the needs of our customers. However, in the event we fail to adhere to these requirements, we become subject to costs associated with product defects, interruptions in production, and reputational harm. Our failure to comply with applicable quality system standards could, in turn, adversely affect our customers through failures to supply product to them. Quality or noncompliance failures could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows. While we maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from warranty and other liabilities related to product defects.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security, including adherence to data privacy laws and physical security measures.
The operation of our business depends on effective information technology systems, including data management, analytics, and emerging machine learning and artificial intelligence platforms and applications. These systems are subject to the risk of security breach or cybersecurity threat, including misappropriation of assets or other sensitive information, such as confidential business information and personally identifiable data relating to employees, customers, and other business partners, or data corruption which could cause operational disruption. The unpredictability of AI, machine learning, and similar systems that automate certain operational tasks bring the potential for unintended consequences and unexpected disruptions in business operations, financial losses, and reputational damage. As we could be the target of cyber and other security threats, which are becoming increasingly sophisticated, we must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Information systems require an ongoing commitment of significant resources to research new technologies and processes, maintain and enhance existing systems, and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards as well as to protect against cyber risks and security breaches. While we provide employee awareness training around phishing, malware, and other cyber threats to help protect against these cyber and security risks, we cannot ensure the measures we take to protect our information technology systems will be sufficient.

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
In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (CSRD) and the resulting adoption of EU sustainability reporting standards to be developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives, will apply not only to local operations in the EU, but under certain circumstances, to entire global companies like Kimball Electronics that have EU operations. The CSRD will not apply to our operations in calendar year 2023, but we are assessing our obligations under the CSRD and we expect that compliance with the CSRD could require significant effort in future years. The SEC and the State of California have also proposed new climate change disclosure requirements, and compliance with such rules, if and when they are finalized, could also require significant effort.
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
The long-term effects of climate change on the global economy and our industry in particular are unclear. Changes in climate where we, our customers, and our supply chain operate could have a long-term adverse impact on our business, results of operations, and financial condition. In addition, we have committed to cut our greenhouse gas emissions, water usage, electrical usage, and air emissions significantly by 2025 as part of our long-term sustainability strategy, and we may take additional voluntary steps to mitigate our impact on the environment. Climate transition risks related to shifts to a low-carbon economy and the associated costs of retrofitting or constructing facilities with green technology, in addition to investments in renewable energy and energy efficiency could involve material costs or otherwise impact our customers and their demand for our services.
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
Customers, consumers, investors, and other stakeholders, particularly in the EMS industry, are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. Along with our stakeholders and our broader industry, we have increased our focus on sustainability and measurement of our progress against ESG criteria, but we cannot guarantee that we will be able to achieve relevant criteria with our current focus. Our ability to successfully execute relevant initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business.

New disclosures, along with the evolving global ESG regulatory landscape, may present increased compliance costs and regulatory or enforcement risks, as well as increased competition from market participants who may adopt more robust ESG reporting and sustainable business practices. If our ESG initiatives fail to satisfy investors, current or potential customers, consumers, and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
In addition, our customers have adopted, and may continue to adopt, procurement policies that require us to comply with governance, social, and environmental responsibility provisions. Our customers have also adopted, and may continue to adopt, goals and policies that serve to increase their demand for goods or services that do not produce significant greenhouse gas emissions and are not related to carbon-based energy sources. Furthermore, an increasing number of investors have adopted, and may continue to adopt, ESG policies for their portfolio companies, and various voluntarily sustainability initiatives and organizations have promulgated different social and environmental responsibility and sustainability guidelines. These practices, policies, provisions, and initiatives are under active development, subject to change, can be unpredictable and conflicting, and may prove difficult and expensive for us to comply with and could negatively affect our reputation, business, or financial condition.
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
Several countries where we operate provide tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain incentives were retracted, they were not renewed upon expiration, we no longer qualify for such programs, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, our growth may cause our effective tax rate to increase, depending on the jurisdictions in which we expand our business or acquire operations. Given the scope of our international operations and our international tax arrangements, changes in tax rates and the manner in which multinational companies are taxed in the United States and other countries could have a material impact on our financial results and competitiveness.

Certain of our subsidiaries provide financing, products, and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles and that contemporaneous documentation must exist to support such pricing. Due to inconsistencies among jurisdictions in the application of the arm’s length standard, our transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to transfer pricing and profit shifting that may result in legislative changes that could reshape international tax rules in numerous countries and negatively impact our effective tax rate.
We are exposed to foreign currency risk.
In 2022, the relative value of the U.S. dollar reached its highest levels since 2000 and has appreciated sharply against many foreign currencies. Fluctuations in exchange rates could impact our operating results. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitors’ products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.
A failure to comply with the financial covenants under our credit facilities could adversely impact us.
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2023, we had $281.5 million in borrowings under our credit facilities and had total cash and cash equivalents of $43.0 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
We are exposed to inflation, interest rate, and other banking and capital market risks.
High levels of inflation in the U.S. and other countries where we operate have and may continue to increase our costs and may impact pricing and customer demand, both of which may impact our revenues and earnings. We have exposure to interest rate risk on our borrowings under our credit facilities. The interest rates of these borrowings are based on a spread plus applicable base rate, including the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the prime rate of a reference bank, or the federal funds rate. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations, or cash flows. Rising interest rates have increased our costs of borrowing. Additionally, volatility in capital markets could present challenges to us if we need to raise funds in the equity market. This, in turn, may cause us to adopt strategies that may be less capital-intensive. Volatility in the credit markets, including due to the recent bank failures as well as the U.S. Federal Reserve Bank’s actions and pace of interest rate increases to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing.
General Risk Factors
We will face risks associated with the organic and inorganic growth of our business and we may neither be able to continue that growth nor have the necessary resources to dedicate to that growth.
We plan to expand our business to new customers, new commercial applications, and new commercial markets, including those where we may have limited operating experience, through organic growth and acquisitions. Accordingly, we may be subject to increased business, technology, and economic risks that could materially affect our business. In recent periods, we have increased our focus on organic growth and customer acquisition. In the future, we may increasingly focus on this organic growth, and we may identify inorganic growth opportunities through acquisitions and customer divestitures. Expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets for our services, we will likely face additional regulatory scrutiny, risks, and business challenges from our customers, governments, and other stakeholders in those markets. While this approach to growth within new and existing commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth or identify suitable inorganic growth opportunities in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

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
Natural disasters, pandemics, or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability.
Natural disasters, pandemics, or other catastrophic events, including severe weather (including cyclones, hurricanes, and floods) as well as terrorist attacks, power interruptions, fires, and pandemics, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to Kimball Electronics. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in reduced demand for our customers’ products and delayed or lost revenue for our services. Further, any disruption in our IT systems could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but it may not be sufficient or paid in a timely manner to us in the event of such an interruption.
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
As of June 30, 2023, we had twelve manufacturing facilities with two located in Indiana, two in China, two in Mexico, and one located in each of California, Florida, Poland, Romania, Thailand, and Vietnam. These facilities occupy approximately 1,803,000 square feet in aggregate, substantially all of which are owned. We lease facilities in India and Japan that accommodate our software design and other support services. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
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
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 23, 2023 are as follows:
(Age as of August 23, 2023)

Name	Age	Office and Area of Responsibility
Richard D. Phillips	53	Chief Executive Officer and Director
Adam M. Baumann	42	Chief Accounting Officer
Jana T. Croom	46	Chief Financial Officer
Jessica L. DeLorenzo	38	Vice President, Human Resources
Douglas A. Hass	47	Chief Legal and Compliance Officer, Secretary
Steven T. Korn	59	Chief Operating Officer
Kathy R. Thomson	54	Chief Commercial Officer
Christopher J. Thyen	60	Vice President, New Platforms
Isabel S. Wells	47	Chief Information Officer
Executive officers are appointed annually by the Board of Directors. The following is a brief description of the business experience during the past five or more years of each of our executive officers.
Mr. Phillips was appointed Chief Executive Officer and Director effective March 1, 2023. Mr. Phillips was most recently the President and Chief Executive Officer from 2019 until 2022 for Elkay Manufacturing Company. Previously, Mr. Phillips served as the President, Chief Executive Officer, and Board member from 2017 through 2019, for Essendant, Inc. Mr. Phillips currently serves on the Board of Greenheck Group.
Mr. Baumann was appointed Chief Accounting Officer effective July 1, 2023. He joined Kimball Electronics in April 2019 as Assistant Corporate Controller and served as our Corporate Controller since March 2021. Mr. Baumann was previously employed by Vectren Corporation from 2009 to 2019.
Ms. Croom is our Chief Financial Officer effective July 1, 2021. Ms. Croom joined Kimball Electronics in January 2021 in the role of Vice President, Finance. Prior to joining Kimball Electronics, she held the position of Vice President, Financial Planning and Analysis for NiSource Inc. since August 2019. Previously at NiSource Inc., she served as Director of Operations Planning since March 2017 and Director of Regulatory Affairs since April 2014. Ms. Croom currently serves on the Board of First Energy Corp.
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
Mr. Korn was appointed to the role of Chief Operating Officer effective July 1, 2023. Previously, Mr. Korn was our President, Global Electronics Manufacturing Services Operations since July 2020, and Vice President, North American Operations since 2007.
Ms. Thomson was appointed to the role of Chief Commercial Officer effective July 1, 2023. Previously, Ms. Thomson was our Vice President, Global Business Development and Design Services since August 2018. Prior to joining Kimball Electronics, she held the position of Vice President of Business Development for Creation Technologies since 2012.
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
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2024. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 2, 2023, the Company’s common stock was owned by approximately 1,079 Share Owners of record.
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
During the three months ended June 30, 2023 and fiscal year 2023, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Plan was $11.2 million at June 30, 2023.

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock for the five-year period commencing June 30, 2018 and ending June 30, 2023 to the cumulative total return of the Nasdaq Stock Market (U.S.), the Russell 2000 Electronic Components subindex, and the reference group index that we used in prior years, all for the same period of time. Beginning with our performance graph presented in this Annual Report on Form 10-K, we determined that we would compare our performance to the Russell 2000 Electronic Components subindex instead of the reference group index we used previously. We are currently a member of the Russell 2000 Electronics Components subindex and believe that this market capitalization-weighted index reflects issuers with broadly similar market capitalizations that operate in our industry. We also believe that this subindex provides a more meaningful comparison of the cumulative return of our stock than any other lines of business or published industry index or peer groups (including our prior peer group). Our former cumulative total shareholder return (“TSR”) reference group index was comprised of:  Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation, each of which is a publicly traded company in the EMS industry. The public companies included in this former cumulative TSR reference group each have a larger revenue base than we do.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on June 30, 2018 and that dividends, if any, are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
06/30/2018
06/30/2019
06/30/2020
06/30/2021
06/30/2022
06/30/2023
Kimball Electronics, Inc.
Nasdaq Stock Market (U.S.)
Russell 2000 Electronic Components subindex
Former Peer Group Index

	06/30/2018	06/30/2019	06/30/2020	06/30/2021	06/30/2022	06/30/2023
Kimball Electronics, Inc.	$100.00	$88.74	$73.99	$118.80	$109.84	$150.98
Nasdaq Stock Market (U.S.)	$100.00	$107.80	$136.89	$198.85	$152.15	$191.94
Russell 2000 Electronic Components subindex	$100.00	$99.78	$96.57	$152.18	$131.25	$148.07
Former Peer Group Index	$100.00	$89.79	$92.01	$152.93	$132.76	$242.88

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “potentially,” “can,” “goal,” “predict,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies including the COVID-19 pandemic, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are located within Item 1A - Risk Factors.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical devices, medical disposables, drug delivery devices and solutions, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has recognized us four times in the past five years for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and we received awards in all categories in 2022.
The contract manufacturing services industry is very competitive. As a mid-sized player, we can expect to be challenged by the agility and flexibility of the smaller, regional players, and we can expect to be challenged by the scale and price competitiveness of the larger, global players. We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space. We expect to continue to effectively operate in this market space; however, one significant challenge will be maintaining our profit margins while we continue our revenue growth. Pricing is competitive in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects. This characteristic of the contract electronics marketplace is expected to continue.
The Worldwide Manufacturing Services Market - 2023 Edition, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2027. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 4.3% over the next five years, with the EMS industry projected to grow at a CAGR of 5.5%.
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

We experienced record sales in the current fiscal year as sales increased 35% from the prior fiscal year, with double-digit increases and annual records in all three of our end market verticals. Beginning in fiscal year 2023, we changed our presentation of revenue for the industrial and public safety end market verticals by combining them in the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. Sales in all three of our end market verticals have increased when compared to the prior fiscal year from the improved component availability and the launch and ramp-up of new programs.
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through our recently announced and completed capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet as of the end of fiscal year 2023, which included a current ratio of 2.0, a debt-to-equity ratio of 0.5, and Share Owners’ equity of $524 million. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. At the same time, we have supported our customers through strategic inventory purchases to mitigate part shortages. We expect our balance sheet to normalize as parts shortages abate and our expansions continue to ramp up production. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Year End
Customer Service Years	2023	2022	2021
More than 10 Years
% of Net Sales	77%	79%	81%
# of Customers	31	34	33
5 to 10 Years
% of Net Sales	19%	17%	16%
# of Customers	22	21	23
Less than 5 Years
% of Net Sales	4%	4%	3%
# of Customers	12	11	16
Total
% of Net Sales	100%	100%	100%
# of Customers	65	66	72
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within Item 1A - Risk Factors.

Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found under captions entitled “Results of Operations - Fiscal Year 2022 Compared with Fiscal Year 2021” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2022 filed with the SEC on August 30, 2022, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, http://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2023 Compared with Fiscal Year 2022

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$1,823.4		$1,349.5		35%
Gross Profit	156.2	8.6%	104.6	7.8%	49%
Selling and Administrative Expenses	68.7	3.8%	53.5	4.0%	28%
Other General Income	(0.2)		(1.4)
Operating Income	87.7	4.8%	52.5	3.9%	67%
Other Income (Expense)	(13.0)		(8.7)
Provision for Income Taxes	18.9		12.5		52%
Net Income	$55.8		$31.3		79%
Diluted Earnings per Share	$2.22		$1.24		79%
Open Orders	$798		$1,192		(33)%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2023	2022	% Change
Automotive	$820.1	$582.2	41%
Medical	494.0	391.7	26%
Industrial	474.6	358.2	33%
Other	34.7	17.4	99%
Total Net Sales	$1,823.4	$1,349.5	35%
Net sales in fiscal year 2023 increased by 35% compared to net sales in fiscal year 2022, which included an unfavorable impact of 3% from foreign exchange fluctuations. By end market vertical, our market verticals fluctuated as follows:
•We experienced record sales to customers in the automotive market during the current fiscal year largely due to the ramp-up of certain programs, new product launches, and improved component availability.
•Sales to customers in the medical market also experienced record net sales, with a double-digit increase in sales when compared to the prior fiscal year. The increase is primarily due to overall increased demand, improved component availability, and launch and ramp-up of new programs. We expect fiscal year 2024 medical market sales to be unfavorably impacted by decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided.
•Beginning in fiscal year 2023, the Company changed its presentation of revenue for the industrial and public safety end market verticals by combining them into the industrial end market vertical. Prior year periods have been recast to conform to the current year presentation. We also experienced record sales to customers in the industrial market during the current fiscal year, as a result of higher end market demand for climate control products which was supported by overall improved component availability, increased automation, test, and inspection equipment sales, and new product launches.

A significant amount of sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2023	2022
Nexteer Automotive	15%	17%
Philips	14%	15%
ZF	12%	*

* amount is less than 10% of total
Open orders were down 33% as of June 30, 2023 compared to June 30, 2022. The decrease in open orders from June 30, 2022 is driven by decreased order lead times and the overall improvement in component availability, which has increased our ability to fulfill customer orders. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of June 30, 2023 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Gross profit as a percent of net sales improved in fiscal year 2023 when compared to fiscal year 2022 primarily due to the leverage gained on higher revenue and favorable product mix. Additionally, we experienced lost absorption in the first half of fiscal year 2022 as the prior fiscal year was impacted to a much greater degree than the current fiscal year by component shortages, and as we retained our workforce, our gross profit as a percent of net sales was negatively impacted.
For fiscal year 2023, selling and administrative expenses declined as a percent of net sales but increased in absolute dollars when compared to fiscal year 2022. The selling and administrative expense increase was driven by the increased factoring fees coupled with increased accounts receivable factoring activity, added resources to support our significant growth, wage inflation, and higher incentive-based compensation.
Other General Income in fiscal years 2023 and 2022 consisted of $0.2 million and $1.4 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2023	2022
Interest Income	$153	$81
Interest Expense	(16,263)	(2,655)
Foreign Currency/Derivative Gain (Loss)	2,769	(4,182)
Gain (Loss) on SERP Investments	701	(1,563)
Other	(345)	(499)
Other Income (Expense), net	$(12,985)	$(8,818)
Interest expense has increased in the year ended June 20, 2023 compared to the year ended June 30, 2022 due to higher interest rates and higher borrowings on credit facilities. The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the periods. The gain in fiscal year 2023 and the loss in fiscal year 2022 were driven by the respective weakening and strengthening of the U.S. dollar versus foreign currencies that we have exposure to in our business. The revaluation of the fair value of the supplemental employee retirement plan (“SERP”) investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2023		Year Ended June 30, 2022
(Amounts in Thousands)	Income (Loss) Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$(6,269)	(1.1)%	$1,542	29.8%
Foreign	$81,013	23.2%	$42,189	28.5%
Total	$74,744	25.3%	$43,731	28.5%
The consolidated effective tax rate for fiscal year 2023 was unfavorably impacted by the mix of taxable earnings within our various tax jurisdictions and foreign exchange rate movements. The domestic favorable tax rate was favorably impacted by our loss before taxes and the research and development tax credit.
The domestic effective tax rate and the consolidated effective tax rate for fiscal year 2022 were unfavorably impacted by the mix of taxable earnings within our various tax jurisdictions and foreign exchange rate movements.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 10 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $55.8 million in fiscal year 2023, or $2.22 per diluted share, an increase of 78.6% from fiscal year 2022 net income of $31.3 million, or $1.24 per diluted share.
Comparing the balance sheet as of June 30, 2023 to June 30, 2022, Receivables increased $85.3 million largely due to increased sales volumes. Our inventory balance increased $54.7 million primarily to support our newly expanded facilities. Property and equipment, net increased $60.8 million for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards. Accounts payable increased $22.1 million primarily due to the increased inventory purchases. Borrowings under credit facilities increased $100.9 million primarily due to borrowings on the U.S. primary credit facility for working capital purposes and capital expenditures supporting our expansions.
Liquidity and Capital Resources
Working capital at June 30, 2023 was $454.3 million compared to working capital of $352.3 million at June 30, 2022. The current ratio was 2.0 at June 30, 2023 and 1.9 at June 30, 2022, respectively. The debt-to-equity ratio was 0.5 and 0.4 at June 30, 2023 and June 30, 2022, respectively. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $149.1 million at June 30, 2023 and $178.6 million at June 30, 2022.
Cash Conversion Days (“CCD”) are calculated as the sum of Days Sales Outstanding (“DSO”) plus Contract Asset Days (“CAD”) plus Production Days Supply on Hand (“PDSOH”) less Accounts Payable Days (“APD”) and less Advances from Customers Days (“ACD”). CCD, or a similar metric, is used in our industry and by our management to measure the efficiency of managing working capital. The following table summarizes our CCD for the quarterly periods indicated. Beginning in the third quarter of fiscal year 2023, we included Advances from Customers Days in our CCD calculation as these are customer deposits related to inventory. Prior periods have been recast to conform to the current quarter presentation.

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
DSO	56	54	56	54	53
CAD	14	14	14	14	16
PDSOH	97	101	108	106	100
APD	65	69	72	73	76
ACD	8	8	9	7	7
CCD	94	92	97	94	86
We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, CAD as the average monthly contract assets divided by an average day’s net sales, PDSOH as the average of monthly gross inventory divided by an average day’s cost of sales, APD as the average of monthly accounts payable divided by an average day’s cost of sales, and ACD as the total customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. We expect inventory levels and working capital to normalize as the parts shortages abate and our expansions continue to ramp up production.

Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2023 and 2022.

	Year Ended June 30
(Amounts in Millions)	2023	2022
Net cash used for operating activities	$(13.8)	$(83.2)
Net cash used for investing activities	$(90.5)	$(74.8)
Net cash provided by financing activities	$99.2	$103.7
Cash Flows from Operating Activities
Net cash used for operating activities for the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022 was driven by changes in operating assets and liabilities, partially offset by net income plus non-cash depreciation and amortization charges. Changes in operating assets and liabilities used $107.3 million of cash in the fiscal year ended June 30, 2023 and $152.8 million of cash in the fiscal year ended June 30, 2022, respectively.
The cash used of $107.3 million from changes in operating assets and liabilities in fiscal year 2023 was largely due to an increase in accounts receivable, which used cash of $82.4 million primarily resulting from increased sales volumes, and an increase in inventory, which used cash of $50.2 million, driven by investment to support our expansions. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $20.4 million largely resulting from increased inventory purchases, and an increase in advances from customers, which provided cash of $7.9 million.
The cash used of $152.8 million from changes in operating assets and liabilities in fiscal year 2022 was largely due to an increase in inventory, which used cash of $203.2 million primarily due to the component shortages as we continued to purchase material not impacted by the shortages so we can fulfill our customer orders once the impacted components are received, and an increase in accounts receivable, which used cash of $26.5 million primarily resulting from increased sales volumes. Partially offsetting cash used by inventory was an increase in accounts payable, which provided cash of $89.2 million largely resulting from increased inventory purchases, and an increase in advances from customers, which provided cash of $22.6 million. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding reclassifications of advances from customers.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2023 includes $90.7 million cash used for capital investments. The capital investments were primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards.
Net cash used for investing activities during fiscal year 2022 includes $74.7 million cash used for capital investments. The capital investments were primarily for expansions at our Thailand and Mexico facilities and to support new business awards.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended June 30, 2023 resulted largely from net borrowings on our credit facilities of $100.7 million primarily for working capital purposes and capital investments supporting expansions.
Net cash used for financing activities for the fiscal year ended June 30, 2022 resulted largely from net borrowings on our credit facilities of $114.9 million primarily for working capital purposes.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature on May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $50 million and has a maturity date of February 2, 2024. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the fiscal year ended June 30, 2023.

We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of June 30, 2023, we maintained foreign credit facilities at our Thailand operation, our EMS operation in China, our Netherlands subsidiary, our Poland operation, and our Vietnam operation.
See Note 7 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
The Company utilizes accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years ended June 30, 2023 and 2022, we sold, without recourse, $485.4 million and $303.4 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $106.1 million at June 30, 2023, including the $50 million secondary facility expiring in February 2024. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary and secondary credit facilities include a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. We recently completed our Thailand facility expansion in the third quarter of fiscal year 2022, our Mexico facility expansion in the first quarter of fiscal year 2023, and our Poland expansion in the fourth quarter of fiscal year 2023.
At June 30, 2023, our capital expenditure commitments were approximately $13 million, consisting primarily of equipment for the Poland, Mexico, and Thailand facility expansions and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At June 30, 2023, our foreign operations held cash totaling $41.4 million and the aggregate unremitted earnings of our foreign subsidiaries were approximately $420 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company has a Board-authorized stock repurchase plan (the “Plan”) to allow the repurchase of up to $100 million of common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Plan through June 30, 2023.

Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies such as the COVID-19 pandemic, and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Fair Value
During fiscal year 2023, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 12 - Fair Value of Notes to Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
As of June 30, 2023, we do not have any material off-balance sheet arrangements.
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
Goodwill and Other Intangible Assets - Goodwill, $12.0 million as of both June 30, 2023 and 2022 represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. No impairment charges were recorded in fiscal year 2023 or 2022 resulting from our annual impairment tests for all reporting units.
Other Intangible Assets, $12.3 million and $14.7 million as of June 30, 2023 and 2022, respectively, are reported on the Consolidated Balance Sheets and consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.8 million at both June 30, 2023 and June 30, 2022.
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
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our principal foreign currency exposures include the Euro, Polish zloty, Romanian leu, Chinese renminbi, Thai baht, Vietnamese dong, and Mexican peso. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 13 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2023 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period. Actual future gains and losses could have a material impact in an annual period depending on changes or differences in market rates and interrelationships, hedging instruments, timing, and other factors.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 7 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2023 would not have a material impact of profitability in an annual period. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on the Secured Overnight Financing Rate (“SOFR”).

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer
August 23, 2023

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

The timing differences of revenue recognition, billings to the Company’s customers, and cash collections from the Company’s customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the consolidated balance sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. The contract asset balance was $78.8 million as of June 30, 2023.

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

▪Evaluated the calculation of the amount of revenue to recognize for the performance obligation by:

◦Evaluating the reasonableness of management’s anticipated margins used in the Company’s calculation of revenue.

◦Evaluating the appropriateness and consistency of the methods and assumptions used by management to develop the estimates of anticipated margin at completion.

•We tested the mathematical accuracy of management’s calculation of revenue recognized over time and the related contract asset balance.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
August 23, 2023

We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2023	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$42,955	$49,851
Receivables, net of allowances of $257 and $139, respectively	308,167	222,857
Contract assets	78,798	64,080
Inventories	450,319	395,630
Prepaid expenses and other current assets	49,188	28,665
Total current assets	929,427	761,083
Property and Equipment, net of accumulated depreciation of $293,197 and $271,139, respectively	267,684	206,835
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $38,785 and $35,437, respectively	12,335	14,707
Other Assets	38,262	41,131
Total Assets	$1,259,719	$1,035,767

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$46,454	$35,580
Accounts payable	322,274	300,224
Advances from customers	33,905	25,942
Accrued expenses	72,515	46,996
Total current liabilities	475,148	408,742
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	145,000
Long-term income taxes payable	5,859	7,812
Other long-term liabilities	19,718	20,242
Total other liabilities	260,577	173,054
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,724,000 and 24,626,000, respectively	—	—
Additional paid-in capital	315,482	311,090
Retained earnings	296,053	240,222
Accumulated other comprehensive loss	(11,046)	(19,672)
Treasury stock, at cost:
Shares: 4,706,000 and 4,804,000, respectively	(76,495)	(77,669)
Total Share Owners’ Equity	523,994	453,971
Total Liabilities and Share Owners’ Equity	$1,259,719	$1,035,767
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2023	2022	2021
Net Sales	$1,823,429	$1,349,535	$1,291,807
Cost of Sales	1,667,264	1,244,933	1,173,772
Gross Profit	156,165	104,602	118,035
Selling and Administrative Expenses	68,648	53,437	52,704
Other General Income	(212)	(1,384)	(372)
Operating Income	87,729	52,549	65,703
Other Income (Expense):
Interest income	153	81	102
Interest expense	(16,263)	(2,655)	(2,165)
Non-operating income (expense), net	3,125	(6,244)	6,414
Other income (expense), net	(12,985)	(8,818)	4,351
Income Before Taxes on Income	74,744	43,731	70,054
Provision for Income Taxes	18,913	12,478	13,263
Net Income	$55,831	$31,253	$56,791

Earnings Per Share of Common Stock:
Basic	$2.24	$1.24	$2.26
Diluted	$2.22	$1.24	$2.24

Average Number of Shares Outstanding:
Basic	24,904	25,115	25,088
Diluted	25,076	25,221	25,284
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$55,831			$31,253			$56,791
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$5,517	$—	$5,517	$(15,126)	$—	$(15,126)	$5,671	$—	$5,671
Postemployment actuarial change	(276)	(54)	(330)	266	39	305	(718)	212	(506)
Derivative gain (loss)	9,547	(2,081)	7,466	468	(171)	297	335	(221)	114
Reclassification to (earnings) loss:
Derivatives	(4,936)	1,041	(3,895)	(279)	206	(73)	814	(101)	713
Amortization of actuarial change	(174)	42	(132)	(253)	61	(192)	(428)	104	(324)
Other Comprehensive Income (Loss)	$9,678	$(1,052)	$8,626	$(14,924)	$135	$(14,789)	$5,674	$(6)	$5,668
Total Comprehensive Income			$64,457			$16,464			$62,459

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$55,831	$31,253	$56,791
Adjustments to reconcile net income to net cash (used for) provided by:
Depreciation and amortization	32,416	29,411	34,020
(Gain) loss on sales of assets	(23)	90	66
Deferred income taxes	(1,714)	772	(6,305)
Stock-based compensation	6,914	6,224	3,907
Other, net	33	1,914	1,207
Change in operating assets and liabilities:
Receivables	(82,386)	(26,483)	(28,391)
Contract assets	(14,718)	(18,217)	24,487
Inventories	(50,234)	(203,168)	18,589
Prepaid expenses and other assets	(13,265)	(5,086)	(1,729)
Accounts payable	20,448	89,234	14,460
Advances from customers	7,938	22,565	565
Accrued expenses and taxes payable	24,956	(11,687)	12,428
Net cash (used for) provided by operating activities	(13,804)	(83,178)	130,095
Cash Flows From Investing Activities:
Capital expenditures	(89,367)	(73,957)	(38,382)
Proceeds from sales of assets	316	456	513
Purchases of capitalized software	(1,321)	(757)	(970)
Other, net	(95)	(540)	43
Net cash used for investing activities	(90,467)	(74,798)	(38,796)
Cash Flows From Financing Activities:
Proceeds from credit facilities	105,000	100,000	—
Payments on credit facilities	—	—	(46,500)
Additional net change in revolving credit facilities	(4,304)	14,936	(5,768)
Settlements on previous year acquisition	—	—	2,957
Repurchases of common stock	—	(8,952)	(2,996)
Payments related to tax withholding for stock-based compensation	(1,417)	(1,591)	(771)
Debt issuance costs	(100)	(652)	—
Net cash provided by (used for) financing activities	99,179	103,741	(53,078)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(895)	(2,356)	3,231
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(5,987)	(56,591)	41,452
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	49,851	106,442	64,990
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$43,864	$49,851	$106,442
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$13,662	$14,329	$13,358
Interest expense	$15,334	$2,328	$2,531
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the year	$3,122	$4,538	$3,667
(1) The following table reconciles cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents, and restricted cash per the consolidated statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the consolidated balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.
	Year Ended June 30
	2023	2022	2021
Cash and Cash Equivalents	$42,955	$49,851	$106,442
Restricted Cash included in Prepaid expenses and other current assets	$909	$—	$—
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$43,864	$49,851	$106,442
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2020	$306,808	$152,178	$(10,551)	$(69,070)	$379,365
Net income		56,791			56,791
Other comprehensive income (loss)			5,668		5,668
Issuance of non-restricted stock (4,000 shares)	19			47	66
Compensation expense related to stock compensation plans	3,850				3,850
Performance share issuance (156,000 shares)	(2,524)			1,752	(772)
Deferred share issuance (3,000 shares)	(30)			30	—
Repurchase of Common Stock (193,000 shares)				(2,996)	(2,996)
Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		31,253			31,253
Other comprehensive income (loss)			(14,789)		(14,789)
Issuance of non-restricted stock (6,000 shares)	73			70	143
Compensation expense related to stock compensation plans	6,092				6,092
Performance share issuance (143,000 shares)	(3,126)			1,566	(1,560)
Restricted share units issuance (2,000 shares)	(40)			22	(18)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (485,000 shares)				(9,122)	(9,122)
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		55,831			55,831
Other comprehensive income (loss)			8,626		8,626
Issuance of non-restricted stock (14,000 shares)	152			173	325
Compensation expense related to stock compensation plans	6,657				6,657
Performance share issuance (84,000 shares)	(2,417)			1,001	(1,416)
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We deliver a package of value that begins with our core competency of producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical disposables, precision molded plastics, and production automation, test, and inspection equipment. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.
Reclassifications:
Advances from customers are now reported separately under Current Liabilities on the Consolidated Balance Sheets and reported separately on the Consolidated Statements of Cash Flows. Advances from customers were previously reported in accounts payable and accrued expenses. Prior period amounts have been reclassified to conform to current period presentation. See Note 2 - Revenue from Contracts with Customers of Notes to Consolidated Financial Statements for more information on advances from customers.
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
The review performed by the Company in the prior fiscal year indicated that Surface Mount Technology production equipment had actual lives that were longer than previously estimated. As a result of these findings, the Company changed its estimates of useful lives on these assets to 10 years, from lives of 5 or 7 years. The change was effective and accounted for prospectively beginning on November 1, 2021. The effects of this change in useful life estimate for the fiscal year ended June 30, 2023 were a decrease in depreciation expense of $6.8 million, an increase in net income of $5.3 million, and an increase to basic and diluted earnings per share by $0.21. The effects of this change for the fiscal year ended June 30, 2022 were a decrease in depreciation expense of $6.3 million, an increase in net income of $4.9 million, and an increase to basic and diluted earnings per share by $0.19.

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
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2023, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements with third-party financial institutions for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During fiscal years 2023, 2022, and 2021, we sold, without recourse, $485.4 million, $303.4 million, and $306.3 million of accounts receivable, respectively. Factoring fees were $4.8 million, $1.6 million, and $1.2 million during fiscal years 2023, 2022, and 2021, respectively, and were included in Selling and Administrative Expenses on the Consolidated Statements of Income.
Inventories:
Inventories are stated at the lower of cost and net realizable value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories are valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, design changes, or cessation of product lines. Evaluation of both excess inventory and obsolescence also considers whether customer agreements specify customer obligation to pay for such inventory.
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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Impairment of long-lived assets was not material during fiscal years 2023, 2022, and 2021.
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

Other Intangible Assets:
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and could include internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred. We have not recognized impairment on other intangible assets during fiscal years 2023, 2022, or 2021.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2024 to 2057. Operating lease costs and cash payments for operating leases are immaterial to the Consolidated Statements of Income and our Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $2.6 million and $3.1 million at June 30, 2023 and June 30, 2022, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The future undiscounted operating lease payments as of June 30, 2023 were $1.1 million, $0.8 million, $0.5 million, $0.1 million, and $0.1 million for the five years ended June 30, 2028, and $0.1 million thereafter.
Research and Development:
The costs of research and development are expensed as incurred and are included in Cost of Sales on the Consolidated Statements of Income. Research and development costs were approximately $24.4 million, $23.7 million, and $20.9 million in fiscal years 2023, 2022, and 2021, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 13% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2023 and 2022, accrued liabilities for self-insurance exposure were $2.7 million and $1.4 million, respectively.
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
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2023	2022	2021	2023	2022
Nexteer Automotive	15%	17%	17%	21%	22%
Philips	14%	15%	15%	*	*
ZF	12%	*	*	10%	*
HL Mando	*	*	*	12%	*

* amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to standby letters of credit entered into in the normal course of business as described in Note 6 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal years 2023, 2022, and 2021 consisted of $0.2 million, $1.4 million, and $0.4 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. The fiscal year 2021 amount was partially offset by lawsuit settlement accruals and payments.
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
Components of Non-operating income (expense), net:

	Year Ended
	June 30
(Amounts in Thousands)	2023	2022	2021
Foreign currency/derivative gain (loss)	$2,769	$(4,182)	$4,806
Gain (loss) on SERP investments	701	(1,563)	2,073
Other	(345)	(499)	(465)
Non-operating income (expense), net	$3,125	$(6,244)	$6,414
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
Stock-Based Compensation:
As described in Note 9 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains the 2014 Stock Option and Incentive Plan, which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees, and to members of the Board of Directors who are not employees. The Company also maintains the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock. We recognize the cost resulting from share-based payment transactions using a fair-value-based method on a majority of our transactions. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award for which performance targets have been established and is expected to vest. The Company has elected to account for forfeitures by reversing the compensation costs at the time a forfeiture occurs.
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
The following table disaggregates our revenue by end market vertical for fiscal years 2023, 2022, and 2021:

	Year Ended
(Amounts in Millions)	2023	2022	2021
Vertical Markets:
Automotive	$820.1	$582.2	$551.5
Medical	494.0	391.7	384.8
Industrial	474.6	358.2	341.8
Other	34.7	17.4	13.7
Total net sales	$1,823.4	$1,349.5	$1,291.8
For fiscal years 2023, 2022, and 2021, approximately 95%, 95%, and 89% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and for which we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.

The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $78.8 million and $64.1 million as of June 30, 2023 and 2022, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Consolidated Balance Sheets. These payments amounted to $45.6 million and $30.9 million as of June 30, 2023 and 2022, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30:

(Amounts in Thousands)	2023	2022
Finished products	$432	$525
Work-in-process	3,117	4,911
Raw materials	446,770	390,194
Total inventory	$450,319	$395,630

Note 4   Property and Equipment
Major classes of property and equipment consist of the following at June 30:

(Amounts in Thousands)	2023	2022
Land and land use rights	$14,689	$14,560
Buildings and improvements	125,216	112,485
Machinery and equipment	379,006	332,292
Construction-in-progress	41,970	18,637
Total	$560,881	$477,974
Less: Accumulated depreciation	(293,197)	(271,139)
Property and equipment, net	$267,684	$206,835
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Land use rights	39
Depreciation of property and equipment totaled $28.9 million for fiscal year 2023, $26.0 million for fiscal year 2022, and $30.7 million for fiscal year 2021.

Note 5    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2022
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	12,011

Balance as of June 30, 2023
Goodwill	32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011

During fiscal years 2023, 2022, and 2021, no goodwill impairment was recognized. The balance of goodwill at the GES reporting unit was $5.8 million at both June 30, 2023 and 2022. For the annual GES impairment test performed in the fourth quarter of fiscal year 2023, we used an independent, third-party valuation specialist to assist in the determination of fair value for the GES reporting unit. We used a combination of the Income Approach, using a discounted cash flow model, and the Market Approach. The GES reporting unit fair value exceeded the carrying value by less than 2%. The forecast assumptions used in the annual impairment test are considered management’s best projections for the outlook of this business but are uncertain, and potential events or circumstances, such as trends in the semiconductor and consumer electronics capital equipment markets which GES serves, could have a negative effect on GES’s estimated fair value and result in impairment charges that could be material to the Consolidated Financial Statements.
A summary of other intangible assets subject to amortization is as follows:

	June 30, 2023			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,867	$(27,385)	$3,482	$29,891	$(26,209)	$3,682
Customer Relationships	8,618	(3,524)	5,094	8,618	(3,024)	5,594
Technology	5,060	(4,816)	244	5,060	(3,805)	1,255
Trade Name	6,575	(3,060)	3,515	6,575	(2,399)	4,176
Other Intangible Assets	$51,120	$(38,785)	$12,335	$50,144	$(35,437)	$14,707
During fiscal years 2023, 2022, and 2021, amortization expense of other intangible assets was, in millions, $3.5, $3.4, and $3.3, respectively. Amortization expense in future periods is expected to be, in millions, $2.6, $2.0, $1.6, $1.5, and $1.4 in the five years ending June 30, 2028, and $3.2 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
Note 6    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2023 and 2022, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2023 and 2022. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2023 and 2022 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.

Product Warranties:
The Company provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold pursuant to specific manufacturing contract agreements that require such provisions. We estimate this product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines this warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense was immaterial during fiscal years 2023, 2022, and 2021.

Note 7    Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	June 30, 2023	June 30, 2023	June 30, 2022
Primary credit facility (1)	$27.5	$272.1	$171.4
Secondary credit facility (2)	50.0	—	—
Thailand overdraft credit facility (3,4)	10.1	—	—
China revolving credit facility (3,5)	7.5	—	—
Netherlands revolving credit facility (3,6)	0.6	9.4	9.2
Poland revolving credit facility (3,7)	5.4	—	—
Vietnam credit facility (3,8)	5.0	—	—
Total credit facilities	$106.1	281.5	180.6
Less: current portion		(46.5)	(35.6)
Long-term debt under credit facilities, less current portion (9)		$235.0	$145.0
(1)    The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2023, 2022, and 2021. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary credit facility. Types of borrowings available on the primary credit facility include revolving loans, multi-currency term loans, and swingline loans.
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
    The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2023 and 2022.
(2)    The Company entered into a 364-day multi-currency revolving credit facility agreement on February 3, 2023 (the “secondary credit facility”), which allows for borrowings up to $50 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of February 2, 2024. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum and was immaterial to our operating results in fiscal year 2023.
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
(3)    The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility.
(4)    The Company maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to $10.1 million.
(5)    The Company entered into a foreign credit facility for its EMS operation in China during the current fiscal year which allows for borrowings up to $7.5 million that can be drawn in either U.S. dollars or China Renminbi.
(6)    The Company also maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.0 million at June 30, 2023 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed.
(7)    The Company entered into a foreign credit facility for its operation in Poland which allows for borrowings up to 5.0 million Euro (approximately $5.4 million equivalent).
(8)    The Company entered into a foreign credit facility for its operation in Vietnam which allows for borrowings up to $5.0 million.
(9)    The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2023 and June 30, 2022 were 6.8% and 2.7%, respectively. Capitalized interest expense was immaterial during fiscal years 2023, 2022, and 2021.
Note 8    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. Beginning January 1, 2022, the Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary employer contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $6.1, $4.2, and $1.9 for fiscal years 2023, 2022, and 2021, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of June 30, 2023, both total investments and obligations under SERP were $8.7 million, of which $2.7 million were short term and $6.0 million were long term. As of June 30, 2022, both total investments and obligations under SERP were $10.4 million, of which $2.6 million were short term and $7.8 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2023, 2022, and 2021 was approximately $0.2 million, $(2.2) million, and $1.5 million respectively.
Defined Benefit Postemployment Plans:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Net periodic benefit costs were not material in fiscal years 2023, 2022, or 2021.
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
Pre-tax stock compensation charged against income in fiscal years 2023, 2022, and 2021 was $6.9 million, $6.2 million, and $3.9 million, respectively. These costs are included in Selling and Administrative Expenses.

Performance Shares:
The Company awards performance shares to officers and other key employees. The annual performance share awards are approved by the Talent, Culture, and Compensation Committee of the Board. Beginning with awards granted in fiscal year 2022 that will vest in fiscal year 2025, awards cliff vest at the third anniversary of the award date. To avoid a gap in the vesting of awards due to the transition from grants that vested annually in three equal installments to ones that vest after three years, two smaller bridge awards were also granted for fiscal year 2022 and fiscal year 2022-2023 performance periods. The bridge award for the fiscal year 2022 performance period cliff vested at the first anniversary of the grant. The bridge award for the fiscal year 2022-2023 performance period cliff vests at the second anniversary of the grant. The award for the fiscal year 2022-2024 performance period, and future performance share awards, cliff vest at the third anniversary of the grant.
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
A summary of the Company’s performance share activity during fiscal year 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2022	493,391	$19.52
Granted	277,018	$24.06
Vested	(225,142)	$19.27
Forfeited	(169,713)	$21.73
Performance shares outstanding at June 30, 2023	375,554	$23.77
As of June 30, 2023, there was approximately $5.2 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over performance periods ending August 2023 through August 2025, with a weighted average vesting period of 1.5 years. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2023, 2022, and 2021, respectively, 225,142, 214,099, and 239,194 performance shares vested at a fair value of $4.3 million, $3.3 million, and $4.1 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of outstanding shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Total Shareholder Return Performance Shares:
Separate from the performance shares described above, total shareholder return (“TSR”) performance shares were awarded to our CEO during fiscal year 2023. This award was approved by the Talent, Culture, and Compensation Committee of the Board. The participant will earn from 0% to 100% of the target award based on the total shareholder return ranking of the Company compared to the performance peer group at the end of the three-year performance period. TSRs are expensed over the contractual vesting period as earned. The shares will vest on March 1, 2026. If the employment of a holder of a TSR terminates before the TSR has vested for any reason other than death, retirement, or total permanent disability, the TSR will be forfeited. During fiscal year 2023, the Company granted 42,626 TSRs at an average grant date fair value of $16.88 for a total fair value of $0.7 million. The grant date fair value of TSR awards was calculated using a Monte Carlo simulation, with the assistance of a third-party valuation specialist.

Unrestricted Share Grants:
Unrestricted shares may be granted to key employees and non-employee members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2023, 2022, and 2021, respectively, the Company granted a total of 13,950, 6,777, and 4,235 unrestricted shares at an average grant date fair value of $23.30, $23.10, and $15.35 for a total fair value of $0.3 million, $0.2 million, and $0.1 million. Unrestricted shares are awarded to non-employee members of the Board as compensation for director’s fees, including directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation. Unrestricted shares that are awarded to key employees are expensed immediately.
Restricted Shares:
Restricted shares may be granted to employees as consideration for services rendered. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the restricted share has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited. During fiscal year 2023, the Company granted restricted shares to officers and other key employees for a total fair value of $1.9 million. No restricted shares were granted during fiscal years 2022 and 2021.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at July 1, 2022	—	$—
Granted	78,372	$23.98
Vested	(6,458)	$23.34
Forfeited	(11,602)	$23.34
Restricted shares outstanding at June 30, 2023	60,312	$24.17
As of June 30, 2023, there was approximately $0.9 million of unrecognized compensation cost related to restricted shares. The cost is expected to be recognized over vesting periods ending August 2023 through January 2026, with a weighted average vesting period of 1.3 years. The fair value of the restricted shares is based on the stock price at the date of grant. During fiscal year 2023, 6,458 restricted shares vested. During fiscal years 2022 and 2021, respectively, no restricted shares vested. The restricted shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
During fiscal year 2021, the Company granted 3,322 restricted share units (“RSUs”) to new key employees at an average grant date fair value of $19.63 for a total fair value of $0.1 million, and these RSUs vested in fiscal year 2022. The RSUs were participating securities and upon vesting, the outstanding number of the RSUs were converted to shares of common stock.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Director’s fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s retirement or termination from the Board or death. During fiscal years 2023, 2022, and 2021, respectively, 39,032, 34,480, and 37,132 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $23.07, $24.87, and $15.35 for a total fair value of $0.9 million, $0.9 million, and $0.6 million. During fiscal year 2023, no shares of common stock were issued under the Deferral Plan.

Note 10    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of June 30, 2023 and 2022, the remaining provision recorded for the one-time deemed repatriation tax were $7.8 million and $8.9 million respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Consolidated Balance Sheets. As of June 30, 2023 and 2022, $1.9 million and $1.0 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Consolidated Balance Sheet.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities as of June 30, 2023 and 2022, were as follows:

(Amounts in Thousands)	2023	2022
Deferred Tax Assets:
Receivables	$77	$46
Inventory	3,293	2,379
Employee benefits	276	197
Deferred compensation	9,013	7,141
Capitalized research and development	3,501	—
Tax credit carryforwards	5,930	5,904
Goodwill	746	977
Net operating loss carryforward	2,529	2,664
Net foreign currency losses	—	477
Miscellaneous	3,100	6,957
Valuation Allowance	(4,254)	(3,536)
Total asset	$24,211	$23,206
Deferred Tax Liabilities:
Other intangible assets	$859	$1,055
Property and equipment	3,681	2,050
Net foreign currency gains	79	—
Miscellaneous	1,743	1,353
Total liability	$6,362	$4,458
Net Deferred Income Taxes	$17,849	$18,748
During fiscal year 2023, the Company has capitalized research and development expenses that are required to be capitalized as an amortizable asset under Section 174 of the Internal Revenue Code and amortized over a period of five years. This requirement is based on the implementation of Tax Reform effective in tax years beginning as of January 1, 2022. As of June 30, 2023, the Company has a net deferred tax asset from capitalized research and development expenses of $3.5 million.
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2023 to 2042. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2025 to 2031. A valuation allowance was provided as of June 30, 2023 and 2022 for deferred tax assets related to certain state credits of $4.3 million and $3.5 million, respectively. Except as reserved for in the valuation allowance, we believe our tax credit and net operating loss carryforwards are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2023	2022	2021
United States	$(6,269)	$1,542	$10,439
Foreign	81,013	42,189	59,615
Total income before taxes on income	$74,744	$43,731	$70,054

The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $420 million as of June 30, 2023. Most of these accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2023	2022	2021
Current Taxes:
Federal	$2,681	$169	$3,921
Foreign	15,560	11,086	14,664
State	824	179	769
Total payable	$19,065	$11,434	$19,354
Deferred Taxes:
Federal	$(2,554)	$(1,009)	$(2,459)
Foreign	3,281	922	(2,598)
State	(1,597)	(603)	(1,199)
Valuation allowance	718	1,734	165
Total deferred	$(152)	$1,044	$(6,091)
Total provision for income taxes	$18,913	$12,478	$13,263
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2023		2022		2021
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$15,696	21.0%	$9,184	21.0%	$14,711	21.0%
State income taxes, net of federal income tax benefit	(762)	(1.0)	(699)	(1.6)	(374)	(0.5)
Foreign tax rate differential	410	0.5	1,669	3.8	1,320	1.9
Impact of foreign exchange rates on foreign income taxes	1,868	2.5	1,693	3.9	(1,111)	(1.6)
Non-deductible goodwill impairment	—	—	—	—	—	—
Valuation allowance	718	1.0	1,734	4.0	165	0.2
Research credit	(1,147)	(1.5)	(1,094)	(2.5)	(996)	(1.4)
Global intangible low tax income	1,387	1.9	165	0.4	181	0.3
Non-deductible compensation	235	0.3	489	1.1	10	—
Other - net	508	0.6	(663)	(1.6)	(643)	(1.0)
Total provision for income taxes	$18,913	25.3%	$12,478	28.5%	$13,263	18.9%

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2023, 2022, and 2021 were as follows:

(Amounts in Thousands)	2023	2022	2021
Beginning balance - July 1	$402	$1,012	$954
Tax positions related to prior fiscal years:
Additions	39	85	142
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	(8)
Lapses in statute of limitations	(33)	(695)	(76)
Ending balance - June 30	$408	$402	$1,012
Portion that, if recognized, would reduce tax expense and effective tax rate	$368	$363	$323
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits as of June 30, 2023, 2022, and 2021 was $0.6 million, $0.6 million, and $1.2 million. Expenses related to interest and penalties in fiscal years 2023, 2022, and 2021 were not material.
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
During fiscal year 2023, the Company had no share repurchases under the Plan. During fiscal years 2022 and 2021, the Company repurchased $9.1 million and $3.0 million of common stock, respectively, under the Plan at an average price of $18.82 and $15.51 per share, respectively, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $88.8 million of common stock under that Plan at an average cost of $15.27 per share.
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2023.

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
Recurring Fair Value Measurements:
As of June 30, 2023 and 2022, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$—	$—	$—
Derivatives: foreign exchange contracts	—	6,320	6,320
Trading securities: mutual funds held in nonqualified SERP	8,668	—	8,668
Total assets at fair value	$8,668	$6,320	$14,988
Liabilities
Derivatives: foreign exchange contracts	$—	$1,245	$1,245
Total liabilities at fair value	$—	$1,245	$1,245

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$1,541	$—	$1,541
Derivatives: foreign exchange contracts	—	1,872	1,872
Trading securities: mutual funds held in nonqualified SERP	10,364	—	10,364
Total assets at fair value	$11,905	$1,872	$13,777
Liabilities
Derivatives: foreign exchange contracts	$—	$3,522	$3,522
Total liabilities at fair value	$—	$3,522	$3,522
We had no Level 3 assets or liabilities as of June 30, 2023 and 2022, or any activity in Level 3 assets or liabilities during fiscal years 2023, 2022, and 2021.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 8 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information regarding the SERP.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of June 30, 2023, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $14.7 million and to hedge currencies against the Euro in the aggregate notional amount of 64.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2023, we estimate that approximately $3.6 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2024. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2023 and June 30, 2022.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2023	June 30 2022	Balance Sheet Location	June 30 2023	June 30 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$4,772	$1,189	Accrued expenses	$844	$1,486

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,548	683	Accrued expenses	401	2,036
Total derivatives		$6,320	$1,872		$1,245	$3,522

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2023	2022	2021
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$9,547	$468	$335

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2023	2022	2021
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$4,936	$279	$(814)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,783	$(1,201)	$(1,415)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$6,719	$(922)	$(2,229)
Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2023	2022
Taxes	$14,052	$8,962
Compensation	28,021	19,324
Non-inventory advance payments	11,660	4,935
Retirement plan	3,909	3,135
Insurance	2,662	1,361
Other expenses	12,211	9,279
Total accrued expenses	$72,515	$46,996
Inventory-related customer advance payments are now reported separately on the Consolidated Balance Sheets and no longer included in accrued expenses. The prior period amount above for advance payments and total accrued expenses have been recast to conform to the current year presentation.

Note 15   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software.

	Year Ended June 30
(Amounts in Thousands)	2023	2022	2021
Net Sales:
Mexico	$502,707	$316,884	$265,476
United States	395,439	337,815	359,839
Poland	302,352	234,057	268,129
China	253,976	204,851	180,405
Thailand	232,878	152,287	100,478
Other Foreign	136,077	103,641	117,480
Total net sales	$1,823,429	$1,349,535	$1,291,807

	June 30
(Amounts in Thousands)	2023	2022
Long-Lived Assets:
Mexico	$100,682	$78,178
United States	61,404	47,353
Poland	35,688	25,924
Thailand	26,370	21,694
China	24,247	19,531
Other Foreign	22,775	17,837
Total long-lived assets	$271,166	$210,517
Note 16    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2023	2022	2021
Basic and Diluted Earnings Per Share:
Net Income	$55,831	$31,253	$56,791
Less: Net Income allocated to participating securities	82	45	84
Net Income allocated to common Share Owners	$55,749	$31,208	$56,707

Basic weighted average common shares outstanding	24,904	25,115	25,088
Dilutive effect of average outstanding stock compensation awards	172	106	196
Dilutive weighted average shares outstanding	25,076	25,221	25,284

Earnings Per Share of Common Stock:
Basic	$2.24	$1.24	$2.26
Diluted	$2.22	$1.24	$2.24

Note 17   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$(2,223)	$(2,427)	$(233)	$(4,883)
Other comprehensive income (loss) before reclassifications	(15,126)	297	305	(14,524)
Reclassification to (earnings) loss	—	(73)	(192)	(265)
Net current-period other comprehensive income (loss)	$(15,126)	$224	$113	$(14,789)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)

Other comprehensive income (loss) before reclassifications	5,517	7,466	(330)	12,653
Reclassification to (earnings) loss	—	(3,895)	(132)	(4,027)
Net current-period other comprehensive income (loss)	5,517	3,571	(462)	8,626
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2023	2022	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$4,936	$279	Cost of Sales
	(1,041)	(206)	Benefit (Provision) for Income Taxes
	$3,895	$73	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$174	$253	Non-operating income
	(42)	(61)	Benefit (Provision) for Income Taxes
	$132	$192	Net of Tax

Total Reclassifications for the Period	$4,027	$265	Net of Tax
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2023.
(b)     Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)     Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
During the three months ended June 30, 2023, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the captions “Election of Directors” and “Corporate Governance at Kimball Electronics.”
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Nominating and ESG Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the captions “Election of Directors” and “Corporate Governance at Kimball Electronics.”
Information about Our Executive Officers
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information about our Executive Officers also appears in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Information about Our Executive Team.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Delinquent Section 16(a) Reports.”
Code of Ethics
Kimball Electronics has a code of ethics (its Code of Conduct) that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on the Company’s website at http://investors.kimballelectronics.com under Governance Documents. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K. We will provide without charge, upon request, a copy of the Code of Conduct. Anyone wishing to obtain a copy should write to ATTN: Code of Conduct Requests, Secretary, Kimball Electronics, 1205 Kimball Boulevard, Jasper, IN 47546. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the captions “Election of Directors,” “Corporate Governance at Kimball Electronics,” “Compensation Discussion and Analysis,” “Report of the Talent, Culture, and Compensation Committee,” “Compensation Related Risk Assessment,” and “Executive Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Equity Compensation Plans Information.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the caption “Corporate Governance at Kimball Electronics.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the captions “Election of Directors” and “Corporate Governance at Kimball Electronics.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held November 17, 2023 under the captions “Selection of Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2023	72

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1(c)(d)	Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of May 11, 2018	10-K	6/30/2018	2.2	8/28/2018
2.2	Amendment Number One to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of July 12, 2018	10-Q	12/31/2018	2.1	2/7/2019
2.3(c)	Amendment Number Two to Asset Purchase Agreement by and among Kimball Electronics Indiana, Inc., as Buyer; GES Holdings, Inc., Global Equipment Services and Manufacturing Inc., GES Infotek Pvt. Ltd., GES Japan KK, Global Equipment Services and Manufacturing (Suzhou) Co., Ltd., and Suzhou Global Equipment Services and Trading Co., Ltd., as Sellers; and GES Holdings, Inc., as the Sellers’ Representative, dated as of September 14, 2018	10-Q	12/31/2018	2.2	2/7/2019
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	11/15/2022
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	2014 Stock Option and Incentive Plan	S-8		4.3	10/30/2014
10.2(a)	Kimball Electronics, Inc. 2023 Employee Profit Sharing Bonus Plan	Filed Herewith
10.3(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.4(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.5(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	Filed Herewith
10.6(a)	Form of Annual Retainer Fee Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	Filed Herewith
10.7	Amended and Restated Credit Agreement, dated as of May 4, 2022, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	3/31/2022	10.1	5/6/2022
10.8	First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	12/31/2022	10.3	2/7/2023
10.9(a)	Kimball Electronics, Inc. Executive Severance and Change in Control Plan	8-K		10.2	7/6/2021
10.10(a)	Form of Stock Award Notice for Performance Shares	10-K	6/30/2022	10.9	8/30/2022

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
10.11(a)	Form of Stock Award Notice for Restricted Shares	10-K	6/30/2022	10.10	8/30/2022
10.12(a)	Richard D. Phillips Job Offer Dated January 4, 2023	8-K		10.1	1/10/2023
10.13	Credit Agreement, dated as of February 3, 2023, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	12/31/2022	10.2	2/7/2023
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
August 23, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer and Director
August 23, 2023

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 23, 2023

/s/ ADAM M. BAUMANN
Adam M. Baumann
Chief Accounting Officer
August 23, 2023

Signature	Signature

GREGORY J. LAMPERT *	COLLEEN C. REPPLIER *
Gregory J. Lampert	Colleen C. Repplier
Director	Director

ROBERT J. PHILLIPPY *	GREGORY A. THAXTON *
Robert J. Phillippy	Gregory A. Thaxton
Director	Director

HOLLY A. VAN DEURSEN *	MICHELE A. M. HOLCOMB, PhD *
Holly A. Van Deursen	Michele A. M. Holcomb, PhD
Director	Director

TOM G. VADAKETH *
Tom G. Vadaketh
Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 23, 2023	/s/ RICHARD D. PHILLIPS
Richard D. Phillips
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2023
Valuation Allowances:
Receivables	$139	$86	$31	$1	$257
Deferred Tax Asset	$3,536	$718	$—	$—	$4,254
Year Ended June 30, 2022
Valuation Allowances:
Receivables	$177	$(53)	$22	$(7)	$139
Deferred Tax Asset	$1,802	$1,734	$—	$—	$3,536
Year Ended June 30, 2021
Valuation Allowances:
Receivables	$523	$(163)	$(9)	$(174)	$177
Deferred Tax Asset	$1,637	$165	$—	$—	$1,802