Form 10-Q
period 2023-09-30
Kimball Electronics, Inc.
filed 2023-11-07
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 25, 2023 was 24,845,148 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$56,581	$42,955
Receivables, net of allowances of $237 and $257, respectively	259,419	308,167
Contract assets	87,675	78,798
Inventories	482,229	450,319
Prepaid expenses and other current assets	45,141	49,188
Total current assets	931,045	929,427
Property and Equipment, net of accumulated depreciation of $297,941 and $293,197, respectively	268,645	267,684
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $39,647 and $38,785, respectively	11,603	12,335
Other Assets	39,862	38,262
Total Assets	$1,263,166	$1,259,719

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$61,680	$46,454
Accounts payable	308,912	322,274
Advances from customers	41,467	33,905
Accrued expenses	66,272	72,515
Total current liabilities	478,331	475,148
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	235,000
Long-term income taxes payable	3,255	5,859
Other long-term liabilities	18,318	19,718
Total other liabilities	256,573	260,577
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,845,000 and 24,724,000, respectively	—	—
Additional paid-in capital	314,255	315,482
Retained earnings	306,807	296,053
Accumulated other comprehensive loss	(17,781)	(11,046)
Treasury stock, at cost:
Shares: 4,585,000 and 4,706,000, respectively	(75,019)	(76,495)
Total Share Owners’ Equity	528,262	523,994
Total Liabilities and Share Owners’ Equity	$1,263,166	$1,259,719

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2023	2022
Net Sales	$438,081	$405,889
Cost of Sales	402,539	376,568
Gross Profit	35,542	29,321
Selling and Administrative Expenses	16,052	15,750
Operating Income	19,490	13,571
Other Income (Expense):
Interest income	299	17
Interest expense	(5,447)	(1,920)
Non-operating income (expense), net	(1,131)	500
Other income (expense), net	(6,279)	(1,403)
Income Before Taxes on Income	13,211	12,168
Provision for Income Taxes	2,457	2,659
Net Income	$10,754	$9,509

Earnings Per Share of Common Stock:
Basic	$0.43	$0.38
Diluted	$0.43	$0.38

Average Number of Shares Outstanding:
Basic	25,041	24,826
Diluted	25,238	24,955

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,754			$9,509
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4,230)	$—	$(4,230)	$(7,237)	$—	$(7,237)
Postemployment actuarial change	29	(7)	22	(10)	(7)	(17)
Derivative gain (loss)	(387)	78	(309)	283	39	322
Reclassification to (earnings) loss:
Derivatives	(2,867)	654	(2,213)	(346)	(62)	(408)
Amortization of actuarial change	(6)	1	(5)	(101)	24	(77)
Other comprehensive income (loss)	$(7,461)	$726	$(6,735)	$(7,411)	$(6)	$(7,417)
Total comprehensive income			$4,019			$2,092

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2023	2022
Cash Flows From Operating Activities:
Net income	$10,754	$9,509
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9,017	7,611
(Gain) loss on sales of assets	(10)	(21)
Deferred income taxes	694	(238)
Stock-based compensation	1,693	1,632
Other, net	315	(3,167)
Change in operating assets and liabilities:
Receivables	45,253	(33,283)
Contract assets	(8,877)	(4,234)
Inventories	(34,023)	(57,563)
Prepaid expenses and other assets	589	(214)
Accounts payable	(11,564)	17,630
Advances from customers	7,574	3,614
Accrued expenses and taxes payable	(8,614)	(1,470)
Net cash provided by (used for) operating activities	12,801	(60,194)
Cash Flows From Investing Activities:
Capital expenditures	(11,191)	(19,265)
Proceeds from sales of assets	53	112
Purchases of capitalized software	(148)	(186)
Other, net	(16)	19
Net cash used for investing activities	(11,302)	(19,320)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	20,000
Net change in revolving credit facilities	15,350	32,186
Payments related to tax withholding for stock-based compensation	(1,365)	(1,417)
Net cash provided by financing activities	13,985	50,769
Effect of Exchange Rate Change on Cash and Cash Equivalents	(549)	(1,391)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	14,935	(30,136)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	43,864	49,851
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$58,799	$19,715
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,913	$3,324
Interest expense	$3,378	$1,135
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,393	$2,844
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	September 30, 2023	June 30, 2023
Cash and Cash Equivalents	$56,581	$42,955
Restricted Cash included in Prepaid expenses and other current assets	$2,218	$909
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$58,799	$43,864

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		10,754			10,754
Other comprehensive income (loss)			(6,735)		(6,735)
Compensation expense related to stock compensation plans	1,613				1,613
Performance and restricted share issuance (107,000 and 14,000 shares, respectively)	(2,840)			1,476	(1,364)
Amounts at September 30, 2023	$314,255	$306,807	$(17,781)	$(75,019)	$528,262

Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		9,509			9,509
Other comprehensive income (loss)			(7,417)		(7,417)
Compensation expense related to stock compensation plans	1,598				1,598
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at September 30, 2022	$310,271	$249,731	$(27,089)	$(76,668)	$456,245

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2023 and June 30, 2023, results of operations for the three months ended September 30, 2023 and 2022, cash flows for the three months ended September 30, 2023 and 2022, and share owners’ equity for the three months ended September 30, 2023 and 2022. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2023 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Reclassifications:
Advances from customers are now reported separately on the Condensed Consolidated Statements of Cash Flows. Advances from customers were previously reported in accounts payable and accrued expenses. Prior period amounts have been reclassified to conform to current period presentation. See Note 2 - Revenue from Contracts with Customers of Notes to Condensed Consolidated Financial Statements for more information on advances from customers.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. We also have the ability to and have periodically utilized additional accounts receivable factoring arrangements to provide flexible access to cash as needed. In the three months ended September 30, 2023 and 2022, we sold, without recourse, $103.0 million and $97.6 million of accounts receivable, respectively. For both the three months ended September 30, 2023 and 2022, factoring fees were $0.9 million. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of September 30, 2023, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 11 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office, manufacturing, and warehouse facilities under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $3.0 million at September 30, 2023 and $2.6 million at June 30, 2023, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2023	2022
Foreign currency/derivative gain (loss)	$(674)	$534
Gain (loss) on SERP investments	(177)	(235)
Other	(280)	201
Non-operating income (expense), net	$(1,131)	$500
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of September 30, 2023 and June 30, 2023, the remaining provision recorded for the one-time deemed repatriation tax was $5.9 million and $7.9 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of September 30, 2023, $2.6 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.
New Accounting Standards:
Currently, there are no issued but not yet adopted accounting standards that are expected to have a material impact on the Company.

Note 2. Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment in automotive, medical, and industrial applications, to the specifications and designs of our customers. Beginning in fiscal year 2024, the Company changed its presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30
(Amounts in Millions)	2023	2022
Vertical Markets:
Automotive	$212.5	$188.2
Medical	102.4	116.0
Industrial	123.2	101.7
Total net sales	$438.1	$405.9
For the three months ended September 30, 2023 and 2022, approximately 97% and 96% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $87.7 million and $78.8 million as of September 30, 2023 and June 30, 2023, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $53.7 million and $45.6 million as of September 30, 2023 and June 30, 2023, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.
Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2023	June 30, 2023
Finished products	$54	$432
Work-in-process	4,347	3,117
Raw materials	477,828	446,770
Total inventory	$482,229	$450,319

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2023 and 2022, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	(4,230)	(309)	22	(4,517)
Reclassification to (earnings) loss	—	(2,213)	(5)	(2,218)
Net current-period other comprehensive income (loss)	(4,230)	(2,522)	17	(6,735)
Balance at September 30, 2023	$(16,062)	$(1,154)	$(565)	$(17,781)

Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	(7,237)	322	(17)	(6,932)
Reclassification to (earnings) loss	—	(408)	(77)	(485)
Net current-period other comprehensive income (loss)	(7,237)	(86)	(94)	(7,417)
Balance at September 30, 2022	$(24,586)	$(2,289)	$(214)	$(27,089)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2023	2022
Derivative gain (loss) (1)	$2,867	$346	Cost of Sales
	(654)	62	Benefit (Provision) for Income Taxes
	$2,213	$408	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	6	101	Non-operating income (expense), net
	(1)	(24)	Benefit (Provision) for Income Taxes
	$5	$77	Net of Tax
Total reclassifications for the period	$2,218	$485	Net of Tax
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
Note 5. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during the three months ended September 30, 2023 and 2022.

Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2023	September 30, 2023	June 30, 2023
Primary credit facility (1)	$12.1	$287.5	$272.1
Secondary credit facility (2)	50.0	—	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	7.5	—	—
Netherlands revolving credit facility (3)	0.5	9.2	9.4
Poland revolving credit facility (3)	5.3	—	—
Vietnam credit facility (3)	5.0	—	—
Total credit facilities	$90.5	$296.7	$281.5
Less: current portion		$(61.7)	$(46.5)
Long-term debt under credit facilities, less current portion (4)		$235.0	$235.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both September 30, 2023 and June 30, 2023.
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
(4)    The amount of Long-term debt under credit facilities, less current maturities, reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2023 and June 30, 2023 were 7.1% and 6.8%, respectively.

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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
Recurring Fair Value Measurements:
As of September 30, 2023 and June 30, 2023, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	—	2,642	2,642
Trading securities: mutual funds held in nonqualified SERP	6,019	—	6,019
Total assets at fair value	$6,019	$2,642	$8,661
Liabilities
Derivatives: foreign exchange contracts	$—	$2,136	$2,136
Total liabilities at fair value	$—	$2,136	$2,136

	June 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	—	6,320	6,320
Trading securities: mutual funds held in nonqualified SERP	8,668	—	8,668
Total assets at fair value	$8,668	$6,320	$14,988
Liabilities
Derivatives: foreign exchange contracts	$—	$1,245	$1,245
Total liabilities at fair value	$—	$1,245	$1,245
We had no level 3 assets or liabilities at September 30, 2023 and June 30, 2023, or any activity in Level 3 assets or liabilities during the three months ended September 30, 2023.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of September 30, 2023, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $14.1 million and to hedge currencies against the Euro in the aggregate notional amount of 59.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2023, we estimate that approximately $0.2 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2023 and June 30, 2023.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2023	June 30, 2023	Balance Sheet Location	September 30, 2023	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,325	$4,772	Accrued expenses	$1,920	$844

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	317	1,548	Accrued expenses	216	401
Total derivatives		$2,642	$6,320		$2,136	$1,245
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2023	2022
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(387)	$283
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2023	2022
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$2,867	$346

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$142	$1,455

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$3,009	$1,801
Note 9. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $1.6 million and $1.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of September 30, 2023, both total investments and obligations under SERP were $6.0 million, of which $1.6 million were short term and $4.4 million were long term. As of June 30, 2023, both total investments and obligations under SERP were $8.7 million, of which $2.7 million were short term and $6.0 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for both the three months ended September 30, 2023 and 2022 was approximately $(0.2) million and $(0.3) million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of September 30, 2023 and June 30, 2023, total obligations under these plans were both $6.6 million, of which $5.6 million were both long term and $1.0 million were both short term. Net periodic benefit costs were not material for the three months ended September 30, 2023 and 2022.

Note 10. Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) allows for the issuance of up to 4.5 million shares and may be granted in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. On September 20, 2023, on the recommendation of our Talent, Culture, and Compensation (TCC) Committee, our Board adopted the Kimball Electronics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), subject to Share Owner approval at our 2023 Annual Meeting. The 2023 Plan will supersede our 2014 Plan if it is approved by our Share Owners.
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the 2014 Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2023. For more information on the 2023 Plan, refer to our Notice of 2023 Annual Meeting and Proxy Statement.
During the first three months of fiscal year 2024, the following stock compensation was granted under the 2014 Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	172,079	$29.19

Restricted Shares (3)	1st Quarter	71,422	$29.19
(1) Long-term performance share awards were granted to officers and other key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2024 will cliff vest at the third anniversary of the award date in fiscal year 2027.
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

Note 11. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	September 30, 2023	June 30, 2023

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	September 30, 2023			June 30, 2023
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,997	$(27,713)	$3,284	$30,867	$(27,385)	$3,482
Customer Relationships	8,618	(3,653)	4,965	8,618	(3,524)	5,094
Technology	5,060	(5,060)	—	5,060	(4,816)	244
Trade Name	6,575	(3,221)	3,354	6,575	(3,060)	3,515
Other Intangible Assets	$51,250	$(39,647)	$11,603	$51,120	$(38,785)	$12,335
For both the three months ended September 30, 2023 and 2022, amortization expense of other intangible assets was $0.9 million.
The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 12. Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “Repurchase Plan”) allowing the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time.
During both the three months ended September 30, 2023 and 2022, the Company had no share repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.

Note 13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2023	2022
Basic and Diluted Earnings Per Share:
Net Income	$10,754	$9,509
Less: Net Income allocated to participating securities	16	13
Net Income allocated to common Share Owners	$10,738	$9,496

Basic weighted average common shares outstanding	25,041	24,826
Dilutive effect of average outstanding stock compensation awards	197	129
Dilutive weighted average shares outstanding	25,238	24,955

Earnings Per Share of Common Stock:
Basic	$0.43	$0.38
Diluted	$0.43	$0.38
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2023.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical devices, medical disposables, drug delivery devices and solutions, precision molded plastics, and production automation, test, and inspection equipment. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has previously recognized us four times for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and most recently, we received Highest Overall Customer Ratings in four of the seven categories in 2023.
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
Net sales in the first quarter of the current fiscal year increased 8% compared to the prior fiscal year first quarter, with double-digit increases in the automotive and industrial market verticals. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. The increase in sales to customers in the automotive market were largely driven by the continued ramp-up of certain programs, the launch of new programs, and the supply chain catching up with demand. In the medical market, sales decreased due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. In the industrial market, sales increased in large part due to the continued ramp-up of certain programs.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.9, a debt-to-equity ratio of 0.6, and Share Owners’ equity of $528 million at September 30, 2023. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. At the same time, we have supported our customers through strategic inventory purchases to mitigate parts shortages. We expect our balance sheet to normalize as parts shortages abate and our expansions continue to ramp up production. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.

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

	Three Months Ended
	September 30
Customer Service Years	2023	2022
More than 10 Years
% of Net Sales	74%	80%
# of Customers	33	31
5 to 10 Years
% of Net Sales	20%	16%
# of Customers	20	18
Less than 5 Years
% of Net Sales	6%	4%
# of Customers	11	11
Total
% of Net Sales	100%	100%
# of Customers	64	60
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2023.

Results of Operations

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$438.1		$405.9		8%
Gross Profit	$35.5	8.1%	$29.3	7.2%	21%
Selling and Administrative Expenses	16.0	3.7%	15.7	3.9%	2%
Operating Income	19.5	4.4%	13.6	3.3%	44%
Other Income (Expense)	(6.2)		(1.4)
Provision for Income Taxes	2.5		2.7		(8)%
Net Income	$10.8		$9.5		13%
Diluted Earnings per Share	$0.43		$0.38		13%
Open Orders	$907		$1,069		(15)%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2023	2022	% Change
Automotive	$212.5	$188.2	13%
Medical	102.4	116.0	(12)%
Industrial	123.2	101.7	21%
Total Net Sales	$438.1	$405.9	8%
First quarter fiscal year 2024 consolidated net sales increased 8% compared to the first quarter of fiscal year 2023. The impact from foreign currency fluctuations on net sales was a favorable 1% in the current quarter compared to the first quarter of fiscal year 2023. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market increased 13% during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023. This double-digit increase is largely due to the continued ramp-up of certain programs, new product launches, and improved component availability.
•Sales to customers in the medical market declined during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023. This decrease is primarily due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. Partially offsetting this decrease in sales was a ramp-up of certain programs and new product launches.
•Sales to customers in the industrial market increased 21% during the first quarter of fiscal year 2024, when compared to the first quarter of fiscal year 2023 largely due to the continued ramp-up of certain programs.

Sales to Nexteer Automotive, Philips, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2023	2022
Nexteer Automotive	16%	15%
Philips	*	17%
ZF	14%	12%
HL Mando	10%	*

* amount is less than 10% of total
Gross profit as a percent of net sales in the first quarter of fiscal year 2024 improved when compared to the first quarter of fiscal year 2023 as we continue to optimize operating performance levels following recent facility expansions.
Selling and administrative expenses declined as a percent of net sales and remained relatively flat in absolute dollars in the first quarter of fiscal year 2024 when compared to the first quarter of fiscal year 2023.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2023	2022
Interest income	$299	$17
Interest expense	(5,447)	(1,920)
Foreign currency/derivative gain (loss)	(674)	534
Gain (loss) on SERP investments	(177)	(235)
Other	(280)	201
Other income (expense), net	$(6,279)	$(1,403)
Interest expense has increased in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher interest rates and higher borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first three months ended September 30, 2023 and September 30, 2022 was $2.5 million, or 18.6% of income before taxes on income, and $2.7 million, or 21.9% of income before taxes on income, respectively.
Open orders were down 15% as of September 30, 2023 compared to September 30, 2022. The decrease in open orders from September 30, 2022 is primarily driven by reduced orders from a large medical customer who is remediating a recall. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of September 30, 2023 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Liquidity and Capital Resources
Working capital at September 30, 2023 was $452.7 million compared to working capital of $454.3 million at June 30, 2023. The current ratio was 1.9 at September 30, 2023 and at 2.0 June 30, 2023. The debt-to-equity ratio was 0.6 at September 30, 2023 and 0.5 at June 30, 2023. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $147.1 million at September 30, 2023 and $149.1 million at June 30, 2023.

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

	Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
Days Sales Outstanding	58	56	54
Contract Asset Days	17	14	14
Production Days Supply on Hand	108	97	106
Accounts Payable Days	71	65	73
Advances from Customers Days	9	8	7
Cash Conversion Days	103	94	94
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
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2024 and 2023.

	Three Months Ended
	September 30
(Amounts in Millions)	2023	2022
Net cash provided by (used for) operating activities	$12.8	$(60.2)
Net cash used for investing activities	$(11.3)	$(19.3)
Net cash provided by financing activities	$14.0	$50.8
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal year 2024 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net cash used for operating activities for the first three months of the prior year was driven by changes in operating assets and liabilities. Net income and non-cash adjustments provided cash of $22.5 million, while changes in operating assets and liabilities used $9.7 million of cash in the first three months of fiscal year 2024 compared to $75.5 million of cash used by changes in operating assets and liabilities in the first three months of the prior year.
Net income adjusted for non-cash items provided cash of $22.5 million in the first three months of fiscal year 2024. Partially offsetting this was cash used of $9.7 million from changes in operating assets and liabilities, largely due to an increase in inventory, which used cash of $34.0 million, driven by investment to support our newly expanded facilities, a decrease in accounts payable, which used cash of $11.6 million, and an increase in contract assets, which used cash of $8.9 million. Partially offsetting cash used by inventory, accounts payable, and contract assets was a decrease in accounts receivable, which provided cash of $45.3 million primarily resulting from decreased sales volumes compared to the three months ended June 30, 2023.
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

Cash Flows from Investing Activities
For the first three months of fiscal years 2024 and 2023, net cash used for investing activities was $11.3 million and $19.3 million, respectively. During the first three months of fiscal year 2024, we invested $11.3 million into capital expenditures primarily to support new business awards, facility expansions, and replacement of older machinery and equipment. During the first three months of fiscal year 2023, we invested $19.5 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards.
Cash Flows from Financing Activities
For the first three months of fiscal year 2024, net cash provided by financing activities of $14.0 million resulted largely from net borrowings on our credit facilities of $15.4 million primarily for working capital purposes and capital expenditures. For the first three months of fiscal year 2023, net cash provided by financing activities of $50.8 million resulted largely from net borrowings on our credit facilities of $52.2 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $50 million and has a maturity date of February 2, 2024. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the period ended September 30, 2023.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of September 30, 2023, we maintained foreign credit facilities at our Thailand operation, our EMS operation in China, our Netherlands subsidiary, our Poland operation, and our Vietnam operation.
See Note 6 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
The Company utilizes accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2023 and 2022, we sold, without recourse, $103.0 million and $97.6 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $90.5 million at September 30, 2023, including the $50 million secondary credit facility expiring in February 2024. We will evaluate the need to renew the secondary credit facility as we approach the maturity date. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At September 30, 2023, our capital expenditure commitments were approximately $12 million, consisting primarily of capital related to new program wins and equipment for facility expansions. We anticipate our available liquidity will be sufficient to fund these capital expenditures.

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
At September 30, 2023, our foreign operations held cash totaling $54.1 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company’s Repurchase Plan allows the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Repurchase Plan through September 30, 2023.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies, and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2023.
Fair Value
During the first quarter of fiscal year 2024, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2023, we do not have any material off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2023. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2023.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2023.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2015, our Board of Directors (the “Board”) approved an 18-month stock repurchase plan (the “Repurchase Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Repurchase Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Repurchase Plan to $100 million.
During the three months ended September 30, 2023, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Repurchase Plan was $11.2 million at September 30, 2023.
Item 5. Other Information
During the three months ended September 30, 2023, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
November 7, 2023

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
November 7, 2023