Form 10-Q
period 2023-12-31
Kimball Electronics, Inc.
filed 2024-02-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of January 24, 2024 was 24,869,206 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$39,947	$42,955
Receivables, net of allowances of $222 and $257, respectively	309,702	308,167
Contract assets	81,891	78,798
Inventories	455,736	450,319
Prepaid expenses and other current assets	43,226	49,188
Total current assets	930,502	929,427
Property and Equipment, net of accumulated depreciation of $307,886 and $293,197, respectively	275,984	267,684
Goodwill	12,011	12,011
Other Intangible Assets, net of accumulated amortization of $40,143 and $38,785, respectively	10,993	12,335
Other Assets	47,544	38,262
Total Assets	$1,277,034	$1,259,719

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$86,765	$46,454
Accounts payable	279,909	322,274
Advances from customers	42,717	33,905
Accrued expenses	63,448	72,515
Total current liabilities	472,839	475,148
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	235,000
Long-term income taxes payable	3,255	5,859
Other long-term liabilities	18,951	19,718
Total other liabilities	257,206	260,577
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,865,000 and 24,724,000, respectively	—	—
Additional paid-in capital	316,309	315,482
Retained earnings	315,097	296,053
Accumulated other comprehensive loss	(9,641)	(11,046)
Treasury stock, at cost:
Shares: 4,565,000 and 4,706,000, respectively	(74,776)	(76,495)
Total Share Owners’ Equity	546,989	523,994
Total Liabilities and Share Owners’ Equity	$1,277,034	$1,259,719

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2023	2022	2023	2022
Net Sales	$421,235	$436,696	$859,316	$842,585
Cost of Sales	386,802	402,505	789,341	779,073
Gross Profit	34,433	34,191	69,975	63,512
Selling and Administrative Expenses	17,823	16,702	33,875	32,452
Operating Income	16,610	17,489	36,100	31,060
Other Income (Expense):
Interest income	101	26	400	43
Interest expense	(6,137)	(4,048)	(11,584)	(5,968)
Non-operating income (expense), net	702	726	(429)	1,226
Other income (expense), net	(5,334)	(3,296)	(11,613)	(4,699)
Income Before Taxes on Income	11,276	14,193	24,487	26,361
Provision for Income Taxes	2,986	3,473	5,443	6,132
Net Income	$8,290	$10,720	$19,044	$20,229

Earnings Per Share of Common Stock:
Basic	$0.33	$0.43	$0.76	$0.81
Diluted	$0.33	$0.43	$0.75	$0.81

Average Number of Shares Outstanding:
Basic	25,094	24,881	25,067	24,854
Diluted	25,211	25,000	25,240	24,985

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2023			December 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$8,290			$10,720
Other comprehensive income (loss):
Foreign currency translation adjustments	$6,484	$—	$6,484	$10,570	$—	$10,570
Postemployment actuarial change	(637)	186	(451)	(148)	51	(97)
Derivative gain (loss)	4,358	(960)	3,398	3,401	(772)	2,629
Reclassification to (earnings) loss:
Derivatives	(1,625)	341	(1,284)	(1,139)	262	(877)
Amortization of actuarial change	(10)	3	(7)	(37)	9	(28)
Other comprehensive income (loss)	$8,570	$(430)	$8,140	$12,647	$(450)	$12,197
Total comprehensive income			$16,430			$22,917

	Six Months Ended			Six Months Ended
	December 31, 2023			December 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19,044			$20,229
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,254	$—	$2,254	$3,333	$—	$3,333
Postemployment actuarial change	(608)	179	(429)	(158)	44	(114)
Derivative gain (loss)	3,971	(882)	3,089	3,684	(733)	2,951
Reclassification to (earnings) loss:
Derivatives	(4,492)	995	(3,497)	(1,485)	200	(1,285)
Amortization of actuarial change	(16)	4	(12)	(138)	33	(105)
Other comprehensive income (loss)	$1,109	$296	$1,405	$5,236	$(456)	$4,780
Total comprehensive income			$20,449			$25,009

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2023	2022
Cash Flows From Operating Activities:
Net income	$19,044	$20,229
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	18,067	15,608
(Gain) loss on sales of assets	(71)	32
Deferred income taxes	(3,113)	(3,121)
Stock-based compensation	3,662	3,357
Other, net	3,494	(515)
Change in operating assets and liabilities:
Receivables	(5,734)	(40,751)
Contract assets	(3,093)	(10,781)
Inventories	(4,358)	(88,922)
Prepaid expenses and other assets	(2,848)	(3,908)
Accounts payable	(42,480)	19,394
Advances from customers	8,763	14,622
Accrued expenses and taxes payable	(9,255)	2,835
Net cash used for operating activities	(17,922)	(71,921)
Cash Flows From Investing Activities:
Capital expenditures	(24,406)	(41,652)
Proceeds from sales of assets	192	235
Purchases of capitalized software	(143)	(507)
Other, net	(8)	38
Net cash used for investing activities	(24,365)	(41,886)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	75,000
Net change in revolving credit facilities	40,250	17,852
Payments related to tax withholding for stock-based compensation	(1,391)	(1,417)
Net cash provided by financing activities	38,859	91,435
Effect of Exchange Rate Change on Cash and Cash Equivalents	368	(593)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,060)	(22,965)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	43,864	49,851
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$40,804	$26,886
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$13,080	$7,600
Interest expense	$8,987	$3,819
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,538	$8,110
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	December 31, 2023	June 30, 2023
Cash and Cash Equivalents	$39,947	$42,955
Restricted Cash included in Prepaid expenses and other current assets	$857	$909
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$40,804	$43,864

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2023	$314,255	$306,807	$(17,781)	$(75,019)	$528,262
Net income		8,290			8,290
Other comprehensive income (loss)			8,140		8,140
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	1,867				1,867
Performance and restricted share issuance (1,000 and 1,000 shares, respectively)	(48)			21	(27)
Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989

Amounts at September 30, 2022	$310,271	$249,731	$(27,089)	$(76,668)	$456,245
Net income		10,720			10,720
Other comprehensive income (loss)			12,197		12,197
Issuance of non-restricted stock (14,000 shares)	150			172	322
Compensation expense related to stock compensation plans	1,664				1,664
Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		19,044			19,044
Other comprehensive income (loss)			1,405		1,405
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	3,480				3,480
Performance and restricted share issuance (108,000 and 15,000 shares)	(2,888)			1,497	(1,391)
Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989

Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		20,229			20,229
Other comprehensive income (loss)			4,780		4,780
Issuance of non-restricted stock (14,000 shares)	150			172	322
Compensation expense related to stock compensation plans	3,262				3,262
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2023 and June 30, 2023, results of operations for the three and six months ended December 31, 2023 and 2022, cash flows for the six months ended December 31, 2023 and 2022, and share owners’ equity for the three and six months ended December 31, 2023 and 2022. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2023 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. We also have the ability to and have periodically utilized additional accounts receivable factoring arrangements to provide flexible access to cash as needed. In the six months ended December 31, 2023 and 2022, we sold, without recourse, $198.9 million and $225.1 million of accounts receivable, respectively. For the three months ended December 31, 2023 and 2022, factoring fees were $0.8 million and $1.5 million, and $1.7 million and $2.4 million during the six months ended December 31, 2023 and 2022, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
During the three months ended December 31, 2023, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets on the Condensed Consolidated Balance Sheet. At December 31, 2023, the noncurrent receivable associated with this customer in Other Assets totaled $2.9 million , which is net of the $2.0 million allowance for expected credit losses. The current portion of receivables from this customer is $2.3 million at December 31, 2023.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As of December 31, 2023, the Company determined there have been no indicators of impairment for goodwill and other intangible assets. See Note 11 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial statements for more information on Goodwill and Other Intangible Assets.

Leases:
The Company leases certain office, manufacturing, and warehouse facilities and equipment under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $2.9 million at December 31, 2023 and $2.6 million at June 30, 2023, respectively. Lease right-of-use assets are included in Other Assets and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2023	2022	2023	2022
Foreign currency/derivative gain (loss)	$346	$719	$(328)	$1,253
Gain (loss) on SERP investments	484	340	307	105
Other	(128)	(333)	(408)	(132)
Non-operating income (expense), net	$702	$726	$(429)	$1,226
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of December 31, 2023 and June 30, 2023, the remaining provision recorded for the one-time deemed repatriation tax was $5.9 million and $7.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of December 31, 2023, $2.6 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheet.

New Accounting Standards:
Not Yet Adopted:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance on Improvements to Reportable Segment Disclosures, requiring additional, more detailed information about a reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In December 2023, the FASB issued guidance on Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2023	2022	2023	2022
Vertical Markets:
Automotive	$200.2	$205.2	$412.7	$393.4
Medical	108.1	125.6	210.5	241.6
Industrial	112.9	105.9	236.1	207.6
Total net sales	$421.2	$436.7	$859.3	$842.6
For the three months ended December 31, 2023 and 2022, approximately 95% and 97% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For both the six months ended December 31, 2023 and 2022, approximately 96% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $81.9 million and $78.8 million as of December 31, 2023 and June 30, 2023, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $56.9 million and $45.6 million as of December 31, 2023 and June 30, 2023, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months.

Note 3. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2023	June 30, 2023
Finished products	$78	$432
Work-in-process	3,101	3,117
Raw materials	452,557	446,770
Total inventory	$455,736	$450,319
Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2023 and 2022, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	2,254	3,089	(429)	4,914
Reclassification to (earnings) loss	—	(3,497)	(12)	(3,509)
Net current-period other comprehensive income (loss)	2,254	(408)	(441)	1,405
Balance at December 31, 2023	$(9,578)	$960	$(1,023)	$(9,641)

Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	3,333	2,951	(114)	6,170
Reclassification to (earnings) loss	—	(1,285)	(105)	(1,390)
Net current-period other comprehensive income (loss)	3,333	1,666	(219)	4,780
Balance at December 31, 2022	$(14,016)	$(537)	$(339)	$(14,892)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2023	2022	2023	2022
Derivative gain (loss) (1)	$1,625	$1,139	$4,492	$1,485	Cost of Sales
	(341)	(262)	(995)	(200)	Benefit (Provision) for Income Taxes
	$1,284	$877	$3,497	$1,285	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	10	37	16	138	Non-operating income (expense), net
	(3)	(9)	(4)	(33)	Benefit (Provision) for Income Taxes
	$7	$28	$12	$105	Net of Tax
Total reclassifications for the period	$1,291	$905	$3,509	$1,390	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during the six months ended December 31, 2023 and 2022.
Note 6. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	December 31, 2023	December 31, 2023	June 30, 2023
Primary credit facility (1)	$—	$299.7	$272.1
Secondary credit facility (2)	37.3	12.7	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	7.1	—	—
Netherlands revolving credit facility (3)	0.8	9.4	9.4
Poland revolving credit facility (3)	5.5	—	—
Vietnam credit facility (3)	5.0	—	—
Total credit facilities	$65.8	$321.8	$281.5
Less: current portion		$(86.8)	$(46.5)
Long-term debt under credit facilities, less current portion (4)		$235.0	$235.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both December 31, 2023 and June 30, 2023.
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
(3)    The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility. During the second quarter of fiscal year 2024, the Company entered into a foreign credit facility for its EMS operation in China with a new lender, which allows for borrowings up to 50 million RMB, and canceled the prior credit facility which allowed for borrowings up to $7.5 million.
(4)    The amount of Long-term debt under credit facilities, less current maturities, reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.

The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2023 and June 30, 2023 were 7.1% and 6.8%, respectively.
Subsequent to December 31, 2023, the Company amended its secondary credit facility on January 5, 2024 to increase the borrowing limit to $100 million from $50 million and change the maturity date to January 3, 2025. See Note 14 - Subsequent Event of Notes to Consolidated Financial Statements for further information.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
Recurring Fair Value Measurements:
As of December 31, 2023 and June 30, 2023, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$4,063	$4,063
Trading securities: mutual funds held in nonqualified SERP	5,168	—	5,168
Total assets at fair value	$5,168	$4,063	$9,231
Liabilities
Derivatives: foreign exchange contracts	$—	$1,028	$1,028
Total liabilities at fair value	$—	$1,028	$1,028

	June 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$6,320	$6,320
Trading securities: mutual funds held in nonqualified SERP	8,668	—	8,668
Total assets at fair value	$8,668	$6,320	$14,988
Liabilities
Derivatives: foreign exchange contracts	$—	$1,245	$1,245
Total liabilities at fair value	$—	$1,245	$1,245
We had no level 3 assets or liabilities at December 31, 2023 and June 30, 2023, or any activity in Level 3 assets or liabilities during the six months ended December 31, 2023.
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

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2023. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of December 31, 2023, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $29.8 million and to hedge currencies against the Euro in the aggregate notional amount of 62.5 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2023, we estimate that approximately $3.0 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2023 and June 30, 2023.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2023	June 30, 2023	Balance Sheet Location	December 31, 2023	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,757	$4,772	Accrued expenses	$637	$844

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	306	1,548	Accrued expenses	391	401
Total derivatives		$4,063	$6,320		$1,028	$1,245
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2023	2022	2023	2022
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$4,358	$3,401	$3,971	$3,684
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2023	2022	2023	2022
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$1,625	$1,139	$4,492	$1,485

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,015)	$(998)	$(873)	$457

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$610	$141	$3,619	$1,942
Note 9. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $3.1 million and $2.8 million for the six months ended December 31, 2023 and December 31, 2022, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of December 31, 2023, both total investments and obligations under SERP were $5.2 million, of which $0.2 million were short term and $5.0 million were long term. As of June 30, 2023, both total investments and obligations under SERP were $8.7 million, of which $2.7 million were short term and $6.0 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for both the six months ended December 31, 2023 and 2022 was approximately $0.1 million and $(0.2) million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of December 31, 2023, total obligations under these plans were $7.4 million of which $6.5 million were long term and $0.9 million were short term. As of June 30, 2023, total obligations under these plans were $6.6 million of which $5.6 million were long term and $1.0 million were short term. Net periodic benefit costs were not material for the six months ended December 31, 2023 and 2022.

Note 10. Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on October 3, 2014. The Kimball Electronics, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) allows for the issuance of up to 4.5 million shares and may be granted in the form of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units. The Plan is a ten-year plan with no further awards allowed to be made under the Plan after October 1, 2024. On September 20, 2023, on the recommendation of our Talent, Culture, and Compensation (TCC) Committee, our Board adopted the Kimball Electronics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), subject to Share Owner approval at our 2023 Annual Meeting. The 2023 Plan was approved by our Share Owners on November 17, 2023. The 2023 Plan supersedes our 2014 Plan and allows for the issuance of up to 2.0 million shares. The shares under the 2023 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity awards.
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
During the first six months of fiscal year 2024, the following stock compensation was granted under the 2014 Plan, the 2023 Plan, and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	172,079	$29.19

Restricted Shares (3)	1st Quarter	71,422	$29.19

Long-Term Performance Shares (4)	2nd Quarter	35,650	$25.21

Restricted Shares (4)	2nd Quarter	23,768	$25.21

Unrestricted Shares (5)	2nd Quarter	18,128	$25.24

Deferred Share Units (6)	2nd Quarter	26,347	$25.24
(1) Long-term performance share awards were granted to officers and other key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2024 will cliff vest at the third anniversary of the award date in fiscal year 2027.
Under these awards, a number of shares will be issued to each participant based upon a combination of the Company’s profitability based on its operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s growth based on a comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The number of shares issued will be less than the targeted shares issuable if the Company does not reach 100% of one or both of the above-

mentioned performance metrics, and could be zero if the Company does not reach the required minimum thresholds of either metric. The number of shares issued will exceed the number of targeted shares issuable (up to a maximum of 125%) if the Company exceeds 100% of one or both of the above-mentioned incentive metrics.
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
(4) Additional long-term performance share and restricted share awards were approved by the Talent, Culture, and Compensation Committee of the Board and were granted in the second quarter of fiscal year 2024. The awards will vest over a 5-year performance cycle, with one-third of the interest in the shares vesting after year three of the grant, another one-third after year four of the grant, and the final one-third after year five of the grant. The vesting of the performance share awards could range from 0% to 100% of the targeted issuable shares, dependent on the achievement of specific performance metrics.
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
Note 11. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)	December 31, 2023	June 30, 2023

Goodwill	$32,762	$32,762
Accumulated impairment	(20,751)	(20,751)
Goodwill, net	$12,011	$12,011
A summary of other intangible assets subject to amortization is as follows:

	December 31, 2023			June 30, 2023
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,883	$(27,928)	$2,955	$30,867	$(27,385)	$3,482
Customer Relationships	8,618	(3,770)	4,848	8,618	(3,524)	5,094
Technology	5,060	(5,060)	—	5,060	(4,816)	244
Trade Name	6,575	(3,385)	3,190	6,575	(3,060)	3,515
Other Intangible Assets	$51,136	$(40,143)	$10,993	$51,120	$(38,785)	$12,335
For the three months ended December 31, 2023 and 2022, amortization expense of other intangible assets was $0.6 million and $0.8 million, respectively. For the six months ended December 31, 2023 and 2022, amortization expense of other intangible assets was $1.5 million and $1.7 million, respectively.
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
During both the six months ended December 31, 2023 and 2022, the Company had no share repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.
Note 13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Basic and Diluted Earnings Per Share:
Net Income	$8,290	$10,720	$19,044	$20,229
Less: Net Income allocated to participating securities	10	16	25	29
Net Income allocated to common Share Owners	$8,280	$10,704	$19,019	$20,200

Basic weighted average common shares outstanding	25,094	24,881	25,067	24,854
Dilutive effect of average outstanding stock compensation awards	117	119	173	131
Dilutive weighted average shares outstanding	25,211	25,000	25,240	24,985

Earnings Per Share of Common Stock:
Basic	$0.33	$0.43	$0.76	$0.81
Diluted	$0.33	$0.43	$0.75	$0.81
Note 14. Subsequent Event
On January 5, 2024, we amended our 364-day multi-currency revolving credit facility agreement (the “secondary credit facility”), dated as of February 3, 2023, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The amendment to the secondary credit facility increases the borrowing limit to $100.0 million from $50.0 million and changes the maturity date from February 2, 2024 to January 3, 2025.
The following terms and conditions remain unchanged under the amended secondary credit facility dated as of January 5, 2024 when compared to the agreement dated as of February 3, 2023:
•The proceeds of the loans are to be used for working capital and general corporate purposes of the Company.
•A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
•The interest rate on borrowings is dependent on the type of borrowings and will be one of the following options:
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
•The Company’s financial covenants under this secondary credit facility are the same as the financial covenants for its primary credit facility.
See Note 6 - Credit Facilities of Notes to Condensed Consolidated Financial Statements for further information on the financial covenants.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “can,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2023.
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
The EMS industry is experiencing the impacts of softening demand from global macroeconomic headwinds, especially in the current fiscal year. The financial impact on our future results cannot be reasonably estimated but could be material. Such headwinds include pressure from elevated levels of inflation, higher interest rates, and geopolitical uncertainty. Our inventory levels, already elevated from strategic inventory purchases to mitigate part shortages in the prior fiscal year, remain high as softening demand has challenged our ability to work them down. Additionally, as lead times dictate the ordering of components, demand softening results in deliveries of components that may exceed production needs in the short term. To mitigate our inventory levels and the impacts to our balance sheet, we are working with our customers to consign excess inventory, make inventory deposits, or pay carrying costs.
Net sales in the second quarter of the current fiscal year decreased 4% compared to the prior fiscal year second quarter, with decreases in the automotive and medical markets partially offset by an increase in sales in the industrial market. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. The decrease in sales to customers in the automotive market were largely driven by decreased demand. In the medical market, sales decreased due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. In the industrial market, sales increased in large part due to the continued ramp-up of certain programs.
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through our recently completed capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is that it is linked to our financial performance which results in varying amounts of compensation expense as profits change.
We continue to maintain a strong balance sheet, which included a current ratio of 2.0, a debt-to-equity ratio of 0.6, and Share Owners’ equity of $547 million at December 31, 2023. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. We expect our balance sheet to normalize as we negotiate with customers on excess inventory and as certain component shortages subside. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Six Months Ended
	December 31
Customer Service Years	2023	2022
More than 10 Years
% of Net Sales	75%	79%
# of Customers	35	31
5 to 10 Years
% of Net Sales	20%	17%
# of Customers	18	18
Less than 5 Years
% of Net Sales	5%	4%
# of Customers	12	12
Total
% of Net Sales	100%	100%
# of Customers	65	61
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2023.

Results of Operations

	At or for the
	Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$421.2		$436.7		(4)%
Gross Profit	$34.4	8.2%	$34.2	7.8%	1%
Selling and Administrative Expenses	17.8	4.3%	16.7	3.8%	7%
Operating Income	16.6	3.9%	17.5	4.0%	(5)%
Other Income (Expense)	(5.3)		(3.3)
Provision for Income Taxes	3.0		3.5		(14)%
Net Income	$8.3		$10.7		(23)%
Diluted Earnings per Share	$0.33		$0.43		(23)%
Open Orders	$836		$1,037		(19)%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2023	as a % of Net Sales	2022	as a % of Net Sales	% Change
Net Sales	$859.3		$842.6		2%
Gross Profit	$70.0	8.1%	$63.5	7.5%	10%
Selling and Administrative Expenses	33.9	3.9%	32.4	3.8%	4%
Operating Income	36.1	4.2%	31.1	3.7%	16%
Other Income (Expense)	(11.7)		(4.8)
Provision for Income Taxes	5.4		6.1		(11)%
Net Income	$19.0		$20.2		(6)%
Diluted Earnings per Share	$0.75		$0.81		(7)%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2023	2022	% Change	2023	2022	% Change
Automotive	$200.2	$205.2	(2)%	$412.7	$393.4	5%
Medical	108.1	125.6	(14)%	210.5	241.6	(13)%
Industrial	112.9	105.9	7%	236.1	207.6	14%
Total Net Sales	$421.2	$436.7	(4)%	$859.3	$842.6	2%
Second quarter fiscal year 2024 consolidated net sales decreased 4% compared to the second quarter of fiscal year 2023, while the year-to-date fiscal year 2024 consolidated net sales increased 2% compared to the year-to-date period of fiscal year 2023. The impact from foreign currency fluctuations on net sales was a favorable 1% in the current quarter and current year-to-date period compared to the second quarter and the year-to-date period of fiscal year 2023. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market decreased 2% during the second quarter of fiscal year 2024, compared to the second quarter of fiscal year 2023 but increased 5% in the year-to-date period of fiscal year 2024 compared to the year-to-date period of fiscal year 2023. The quarter over quarter change is relatively flat, while the increase in the year-to-date period is due to overall demand increase, the continued ramp up of certain programs, and improved component availability.

•Sales to customers in the medical market declined in both the second quarter of fiscal year 2024, compared to the second quarter of fiscal year 2023 and the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year. This decrease is primarily due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. Partially offsetting this decrease in sales was a ramp-up of certain programs and new product launches.
•Sales to customers in the industrial market increased 7% during the second quarter of fiscal year 2024, when compared to the second quarter of fiscal year 2023 and increased 14% in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year. These increases are largely due to higher end market demand for charging systems, public safety products, and climate control products, partially offset by lower demand for smart metering products.
Sales to Nexteer Automotive, Philips, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2023	2022	2023	2022
Nexteer Automotive	15%	16%	16%	15%
Philips	*	16%	*	17%
ZF	11%	12%	12%	12%
HL Mando	11%	*	11%	*

* amount is less than 10% of total
Gross profit as a percent of net sales in the second quarter of fiscal year 2024 improved when compared to the second quarter of fiscal year 2023 driven by favorable product mix and lower material costs. Gross profit as a percent of net sales in the first half of fiscal year 2024 improved when compared to the first half of fiscal year 2023 driven by favorable product mix, lower material costs, and leverage from higher net sales.
Selling and administrative expenses increased as a percent of net sales and in absolute dollars in the second quarter and first half of fiscal year 2024 when compared to the second quarter and first half of fiscal year 2023, primarily driven by the allowance for credit losses recorded in the second quarter of fiscal year 2024.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2023	2022	2023	2022
Interest income	$101	$26	$400	$43
Interest expense	(6,137)	(4,048)	(11,584)	(5,968)
Foreign currency/derivative gain (loss)	346	719	(328)	1,253
Gain (loss) on SERP investments	484	340	307	105
Other	(128)	(333)	(408)	(132)
Other income (expense), net	$(5,334)	$(3,296)	$(11,613)	$(4,699)
Interest expense has increased in the three months and six months ended December 31, 2023 compared to the three months and six months ended December 31, 2022 due to higher interest rates and higher borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the first six months ended December 31, 2023 and December 31, 2022 was $5.4 million, or 22.2% of income before taxes on income, and $6.1 million, or 23.3% of income before taxes on income, respectively.
Open orders were down 19% as of December 31, 2023 compared to December 31, 2022. The decrease in open orders from December 31, 2022 is primarily driven by reduced orders from a large medical customer who is remediating a recall. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of December 31, 2023 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.

Liquidity and Capital Resources
Working capital at December 31, 2023 was $457.7 million compared to working capital of $454.3 million at June 30, 2023. The current ratio was 2.0 at both December 31, 2023 and June 30, 2023. The debt-to-equity ratio was 0.6 at December 31, 2023 and 0.5 at June 30, 2023. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $105.7 million at December 31, 2023 and $149.1 million at June 30, 2023.
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

	Three Months Ended
	December 31, 2023	September 30, 2023	December 31, 2022
Days Sales Outstanding	64	58	56
Contract Asset Days	18	17	14
Production Days Supply on Hand	109	108	108
Accounts Payable Days	65	71	72
Advances from Customers Days	9	9	9
Cash Conversion Days	117	103	97
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the total customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. Additionally, through the first six months of fiscal year 2024, we have experienced customers push out deliveries due to softening consumer demand. As lead times dictate the ordering of components, these push outs negatively impact our cash conversion days and working capital. In these situations, we negotiate with our customers for inventory deposits or consignment arrangements to limit the impact to our balance sheet. We expect inventory levels and working capital to normalize as we seek relief through customer negotiations.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2024 and 2023.

	Six Months Ended
	December 31
(Amounts in Millions)	2023	2022
Net cash used for operating activities	$(17.9)	$(71.9)
Net cash used for investing activities	$(24.4)	$(41.9)
Net cash provided by financing activities	$38.9	$91.4
Cash Flows from Operating Activities
Net cash used by operating activities for the first six months of fiscal year 2024 was driven by changes in operating assets and liabilities, partially offset by net income adjusted for non-cash items. Net cash used for operating activities for the first six months of the prior year was driven by changes in operating assets and liabilities. Changes in operating assets and liabilities used $59.0 million of cash in the first six months of fiscal year 2024, while net income and non-cash adjustments provided cash of $41.1 million. In the first six months of the prior year cash used by changes in operating assets and liabilities was $107.5 million.

The cash used of $59.0 million from changes in operating assets and liabilities in the first six months of fiscal year 2024, is largely due to a decrease in accounts payable, which used cash of $42.5 million primarily driven by decreased inventory purchases due to lower sales, and a decrease in accrued expenses and taxes payable, which used $9.3 million primarily driven by timing of income tax and profit-sharing incentive bonus payments. Partially offsetting cash used by accounts payable and accrued expenses and taxes payable was an increase in advances from customers, which provided cash of $8.8 million. Partially offsetting the cash used from changes in operating assets and liabilities in the first six months of fiscal year 2024 was net income adjusted for non-cash items which provided cash of $41.1 million.
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
Cash Flows from Investing Activities
For the first six months of fiscal years 2024 and 2023, net cash used for investing activities was $24.4 million and $41.9 million, respectively. During the first six months of fiscal year 2024, we invested $24.5 million into capital expenditures primarily to support new business awards, facility expansions, and replacement of older machinery and equipment. During the first six months of fiscal year 2023, we invested $42.2 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards.
Cash Flows from Financing Activities
For the first six months of fiscal year 2024, net cash provided by financing activities of $38.9 million resulted largely from net borrowings on our credit facilities of $40.3 million primarily for working capital purposes and capital expenditures. For the first six months of fiscal year 2023, net cash provided by financing activities of $91.4 million resulted largely from net borrowings on our credit facilities of $92.9 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $50 million and has a maturity date of February 2, 2024. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the period ended December 31, 2023. As noted in the Future Liquidity section below, we amended our secondary credit facility on January 5, 2024 to increase the borrowings to $100 million.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of December 31, 2023, we maintained foreign credit facilities at our Thailand operation, our EMS operation in China, our Netherlands subsidiary, our Poland operation, and our Vietnam operation.
See Note 6 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
The Company utilizes accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2023 and 2022, we sold, without recourse, $198.9 million and $225.1 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $65.8 million at December 31, 2023, including the $50 million secondary credit facility initially scheduled to expire in February 2024. Subsequent to December 31, 2023, we amended our secondary credit facility on January 5, 2024 to increase the borrowing limit to $100 million from $50 million and change the maturity date to January 3, 2025. The increased borrowing limit will provide us with more liquidity at the enterprise level to meet working capital and other operating needs. See Note 14 - Subsequent Event of Notes to Consolidated Financial Statements for further information. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At December 31, 2023, our capital expenditure commitments were approximately $14 million, consisting primarily of capital related to new program wins, equipment for facility expansions, and replacement of older machinery and equipment. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At December 31, 2023, our foreign operations held cash totaling $39.9 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company’s Repurchase Plan allows the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Repurchase Plan through December 31, 2023.
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
Fair Value
During the second quarter of fiscal year 2024, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements
As of December 31, 2023, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of December 31, 2023.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended December 31, 2023, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Repurchase Plan was $11.2 million at December 31, 2023.
Item 5. Other Information
During the three months ended December 31, 2023, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	11/15/2022
10.1	Kimball Electronics, Inc. 2023 Equity Incentive Plan	8-K		10.1	11/21/2023
10.2	Kimball Electronics, Inc. Leadership Team Severance and Change in Control Plan	8-K		10.2	11/21/2023
10.3	First Amendment to Credit Agreement, dated as of January 5, 2024, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	1/5/2024
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(a)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(a)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
February 6, 2024

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
February 6, 2024