Form 10-Q
period 2024-03-31
Kimball Electronics, Inc.
filed 2024-05-08
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of April 23, 2024 was 24,869,206 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$65,208	$42,955
Receivables, net of allowances of $1,193 and $257, respectively	277,894	308,167
Contract assets	76,073	78,798
Inventories	396,199	450,319
Prepaid expenses and other current assets	43,018	49,188
Assets held for sale	29,619	—
Total current assets	888,011	929,427
Property and Equipment, net of accumulated depreciation of $309,171 and $293,197, respectively	273,823	267,684
Goodwill	6,191	12,011
Other Intangible Assets, net of accumulated amortization of $27,303 and $38,785, respectively	3,197	12,335
Other Assets, net	89,606	38,262
Total Assets	$1,260,828	$1,259,719

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$84,618	$46,454
Accounts payable	248,174	322,274
Advances from customers	36,099	33,905
Accrued expenses	59,621	72,515
Liabilities held for sale	9,369	—
Total current liabilities	437,881	475,148
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	235,000
Long-term income taxes payable	3,255	5,859
Other long-term liabilities	45,631	19,718
Total other liabilities	283,886	260,577
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,869,000 and 24,724,000, respectively	—	—
Additional paid-in capital	317,828	315,482
Retained earnings	309,021	296,053
Accumulated other comprehensive loss	(13,064)	(11,046)
Treasury stock, at cost:
Shares: 4,561,000 and 4,706,000, respectively	(74,724)	(76,495)
Total Share Owners’ Equity	539,061	523,994
Total Liabilities and Share Owners’ Equity	$1,260,828	$1,259,719
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2024	2023	2024	2023
Net Sales	$425,036	$484,703	$1,284,352	$1,327,288
Cost of Sales	391,492	441,731	1,180,833	1,220,804
Gross Profit	33,544	42,972	103,519	106,484
Selling and Administrative Expenses	16,861	17,752	50,736	50,204
Other General Income	(892)	—	(892)	—
Restructuring Expense	1,622	—	1,622	—
Goodwill Impairment	5,820	—	5,820	—
Asset Impairment	16,564	—	16,564	—
Operating Income (Loss)	(6,431)	25,220	29,669	56,280
Other Income (Expense):
Interest income	83	45	483	88
Interest expense	(5,875)	(4,822)	(17,459)	(10,790)
Non-operating income (expense), net	(530)	1,433	(959)	2,659
Other income (expense), net	(6,322)	(3,344)	(17,935)	(8,043)
Income (Loss) Before Taxes on Income	(12,753)	21,876	11,734	48,237
Provision (Benefit) for Income Taxes	(6,677)	5,476	(1,234)	11,608
Net Income (Loss)	$(6,076)	$16,400	$12,968	$36,629

Earnings (Loss) Per Share of Common Stock:
Basic	$(0.24)	$0.66	$0.52	$1.47
Diluted	$(0.24)	$0.65	$0.51	$1.46

Average Number of Shares Outstanding:
Basic	25,118	24,898	25,084	24,868
Diluted	25,118	25,067	25,263	25,031

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(6,076)			$16,400
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,678)	$(193)	$(3,871)	$2,094	$—	$2,094
Postemployment actuarial change	(23)	5	(18)	(68)	18	(50)
Derivative gain (loss)	2,185	(499)	1,686	3,270	(768)	2,502
Reclassification to (earnings) loss:
Derivatives	(1,600)	352	(1,248)	(1,111)	293	(818)
Amortization of actuarial change	37	(9)	28	(19)	5	(14)
Other comprehensive income (loss)	$(3,079)	$(344)	$(3,423)	$4,166	$(452)	$3,714
Total comprehensive income (loss)			$(9,499)			$20,114

	Nine Months Ended			Nine Months Ended
	March 31, 2024			March 31, 2023
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$12,968			$36,629
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,424)	$(193)	$(1,617)	$5,427	$—	$5,427
Postemployment actuarial change	(631)	184	(447)	(226)	62	(164)
Derivative gain (loss)	6,156	(1,381)	4,775	6,954	(1,501)	5,453
Reclassification to (earnings) loss:
Derivatives	(6,092)	1,347	(4,745)	(2,596)	493	(2,103)
Amortization of actuarial change	21	(5)	16	(157)	38	(119)
Other comprehensive income (loss)	$(1,970)	$(48)	$(2,018)	$9,402	$(908)	$8,494
Total comprehensive income			$10,950			$45,123

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2024	2023
Cash Flows From Operating Activities:
Net income	$12,968	$36,629
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,522	23,840
(Gain) loss on sales of assets	110	(37)
Deferred income taxes	(14,149)	(1,816)
Goodwill impairment	5,820	—
Asset impairment	16,264	—
Stock-based compensation	5,435	5,357
Other, net	5,025	392
Change in operating assets and liabilities:
Receivables	16,446	(74,008)
Contract assets	2,725	(11,610)
Inventories	1,865	(88,557)
Prepaid expenses and other assets	(5,774)	(18,235)
Accounts payable	(71,214)	37,689
Advances from customers	32,200	14,400
Accrued expenses and taxes payable	(11,526)	18,071
Net cash provided by (used for) operating activities	24,717	(57,885)
Cash Flows From Investing Activities:
Capital expenditures	(37,075)	(65,535)
Proceeds from sales of assets	241	278
Purchases of capitalized software	(873)	(1,293)
Other, net	5	53
Net cash used for investing activities	(37,702)	(66,497)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	75,000
Net change in revolving credit facilities	38,200	33,665
Payments related to tax withholding for stock-based compensation	(1,479)	(1,417)
Debt issuance costs	(150)	(100)
Net cash provided by financing activities	36,571	107,148
Effect of Exchange Rate Change on Cash and Cash Equivalents	(113)	(294)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	23,473	(17,528)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	43,864	49,851
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$67,337	$32,323
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$21,544	$12,771
Interest expense	$15,241	$7,642
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$4,927	$9,740
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	March 31, 2024	June 30, 2023
Cash and Cash Equivalents	$65,208	$42,955
Restricted Cash included in Prepaid expenses and other current assets	$2,129	$909
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$67,337	$43,864
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989
Net income (loss)		(6,076)			(6,076)
Other comprehensive income (loss)			(3,423)		(3,423)
Compensation expense related to stock compensation plans	1,658				1,658
Performance and restricted share issuance (0 and 4,000 shares, respectively)	(139)			52	(87)
Amounts at March 31, 2024	$317,828	$309,021	$(13,064)	$(74,724)	$539,061

Amounts at December 31, 2022	$312,085	$260,451	$(14,892)	$(76,496)	$481,148
Net income		16,400			16,400
Other comprehensive income (loss)			3,714		3,714
Issuance of non-restricted stock (100 shares)	2			1	3
Compensation expense related to stock compensation plans	1,921				1,921
Amounts at March 31, 2023	$314,008	$276,851	$(11,178)	$(76,495)	$503,186

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		12,968			12,968
Other comprehensive income (loss)			(2,018)		(2,018)
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	5,138				5,138
Performance and restricted share issuance (108,000 and 19,000 shares)	(3,027)			1,549	(1,478)
Amounts at March 31, 2024	$317,828	$309,021	$(13,064)	$(74,724)	$539,061

Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		36,629			36,629
Other comprehensive income (loss)			8,494		8,494
Issuance of non-restricted stock (14,100 shares)	152			173	325
Compensation expense related to stock compensation plans	5,183				5,183
Performance share issuance (85,000 shares)	(2,417)			1,001	(1,416)
Amounts at March 31, 2023	$314,008	$276,851	$(11,178)	$(76,495)	$503,186

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2024 and June 30, 2023, results of operations for the three and nine months ended March 31, 2024 and 2023, cash flows for the nine months ended March 31, 2024 and 2023, and share owners’ equity for the three and nine months ended March 31, 2024 and 2023. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2023 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We utilize factoring arrangements for certain of our accounts receivables with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. We also have the ability to and have periodically utilized additional accounts receivable factoring arrangements to provide flexible access to cash as needed. In the nine months ended March 31, 2024 and 2023, we sold, without recourse, $317.0 million and $357.1 million of accounts receivable, respectively. For the three months ended March 31, 2024 and 2023, factoring fees were $0.9 million and $1.4 million, and $2.6 million and $3.8 million during the nine months ended March 31, 2024 and 2023, respectively. Factoring fees are recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.
During the three months ended December 31, 2023, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At March 31, 2024, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.5 million, which is net of the $2.0 million allowance for expected credit losses. The current portion of receivables from this customer is $2.8 million at March 31, 2024.

Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Other Intangible Assets consist of capitalized software, customer relationships, technology, and trade name, and are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the quarter ending March 31, 2024, the Company made the decision to divest of GES, our automation, test and measurement business unit and committed to a plan to sell the business. As a result, the business unit met the criteria to be classified as held for sale, and goodwill and asset impairment were recorded during the quarter. See Note 3 - Assets and Liabilities Held for Sale for more information on goodwill and asset impairment and Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial Statements for more information on Goodwill and Other Intangible Assets.
Leases:
The Company leases certain office facilities, warehouse facilities, and equipment under operating leases, in addition to land on which certain office and manufacturing facilities resides. Operating lease costs and cash payments for operating leases are immaterial to the Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows. Lease right-of-use assets and lease liabilities each totaled $1.9 million at March 31, 2024 and $2.6 million at June 30, 2023, respectively. Lease right-of-use assets are included in Other Assets, net and lease liabilities are included in Accrued expenses and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Other General Income:
Other General Income in the three and nine months ended March 31, 2024 included $0.9 million of pre-tax income resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
Restructuring:
We recorded restructuring expense of $1.6 million in the three and nine months ended March 31, 2024 for employee-related costs as we undertook restructuring efforts during the current quarter to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions. We expect to continue executing the restructuring efforts over the remainder of the calendar year and estimate between $1.0 million and $2.0 million of additional pre-tax restructuring charges.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2024	2023	2024	2023
Foreign currency/derivative gain (loss)	$(536)	$1,328	$(864)	$2,581
Gain (loss) on SERP investments	277	353	584	458
Other	(271)	(248)	(679)	(380)
Non-operating income (expense), net	$(530)	$1,433	$(959)	$2,659

Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
Deferred income tax assets and liabilities, recorded in Other Assets, net and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets, are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of March 31, 2024 and June 30, 2023, the remaining provision recorded for the one-time deemed repatriation tax was $5.9 million and $7.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Condensed Consolidated Balance Sheets. As of March 31, 2024, $2.6 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets.
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

The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2024	2023	2024	2023
Vertical Markets:
Automotive (1)	$202.0	$221.9	$614.7	$615.3
Medical (2)	113.0	135.5	323.5	377.1
Industrial (3)	110.0	127.3	346.2	334.9
Total net sales	$425.0	$484.7	$1,284.4	$1,327.3
(1)    For the three and nine months ended March 31, 2023, respectively, $5.9 million and $14.8 million of the Automotive net sales were previously categorized as Other.
(2)    For the three and nine months ended March 31, 2023, respectively, $1.5 million and $3.6 million of the Medical net sales were previously categorized as Other.
(3)    For the three and nine months ended March 31, 2023, respectively, $0.4 million and $2.1 million of the Industrial net sales were previously categorized as Other.
For the three months ended March 31, 2024 and 2023, approximately 97% and 96% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For both the nine months ended March 31, 2024 and 2023, approximately 96% of our net sales, respectively, were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $76.1 million and $78.8 million as of March 31, 2024 and June 30, 2023, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $49.6 million and $45.6 million as of March 31, 2024 and June 30, 2023, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. We also have deposits associated with inventory purchases classified as long term. See Note 4 - Inventories of Notes to Condensed Consolidated Financial Statements for further discussion.
Note 3. Assets and Liabilities Held for Sale
In the third quarter of fiscal year 2024, the Company made the decision to divest of GES, our automation, test and measurement business unit (“disposal group”), and committed to a plan to sell the business, allowing for increased focus and support for the Company’s EMS operations. As a result, the disposal group business has met the criteria to be classified as held for sale. Accordingly, the Company classified the assets and liabilities of the disposal group as held for sale during the third quarter of fiscal year 2024. The Company expects a sale of the disposal group to occur within the next 12 months. The disposal group did not qualify as discontinued operations as it did not represent a strategic shift that will have a major effect on our operations and financial results.
Once the disposal group was classified as held for sale, it was reported at the lower of its carrying value or fair value less costs to sell during the quarter ended March 31, 2024. The carrying value exceeded the fair value less costs to sell, and the Company recognized impairment charges of $5.8 million and $16.6 million on goodwill and assets held for sale, respectively. The Company ceased recording depreciation and amortization on the applicable assets of the disposal group.
We assess goodwill for impairment at the reporting unit level annually or when conditions indicate an earlier review is necessary. In connection with the preparation of our financial statements for the quarter ended March 31, 2024, we completed an impairment analysis for the goodwill recorded in the reporting unit due to the more-likely-than-not expectation of selling the reporting unit. We determined the reporting unit’s carrying value was more than its fair value by an amount greater than the $5.8 million carrying amount of goodwill and thus was fully impaired. See Note 12 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial Statements for more information on Goodwill.

The major classes of assets and liabilities held for sale consisted of the following:

(Amounts in Thousands)	March 31, 2024

Assets held for sale:
Receivables, net	$8,599
Inventories	7,217
Prepaid expenses and other current assets	4,766
Property and Equipment, net	5,822
Goodwill	—
Other Intangible Assets, net	8,010
Other Assets, net	11,469
Valuation Allowance	(16,264)
Total Assets held for sale	$29,619

Liabilities held for sale:
Accounts payable	$4,239
Advances from customers	944
Accrued expenses	2,302
Other long-term liabilities	1,884
Total Liabilities held for sale	$9,369

Other assets, net in the table above includes $10.2 million of deferred tax assets.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2024	2023	2024	2023
Net Sales	$8,105	$16,755	$30,903	$40,577
Income (Loss) Before Taxes on Income (1)	$(25,691)	$1,352	$(25,141)	$(976)
(1) Includes goodwill impairment of $5.8 million and asset impairment of $16.6 million for the three and nine months ended March 31, 2024. Also includes allocated corporate overhead expenses.
Note 4. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2024	June 30, 2023
Finished products	$391	$432
Work-in-process	—	3,117
Raw materials	395,808	446,770
Total inventory	$396,199	$450,319
Additionally, we have raw materials inventory totaling $44.1 million classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. This inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. We have received deposits totaling $29.1 million from this customer related to this inventory, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. At June 30, 2023, we had no inventory or customer deposits classified as long-term.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2024 and 2023, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	(1,617)	4,775	(447)	2,711
Reclassification to (earnings) loss	—	(4,745)	16	(4,729)
Net current-period other comprehensive income (loss)	(1,617)	30	(431)	(2,018)
Balance at March 31, 2024	$(13,449)	$1,398	$(1,013)	$(13,064)

Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	5,427	5,453	(164)	10,716
Reclassification to (earnings) loss	—	(2,103)	(119)	(2,222)
Net current-period other comprehensive income (loss)	5,427	3,350	(283)	8,494
Balance at March 31, 2023	$(11,922)	$1,147	$(403)	$(11,178)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2024	2023	2024	2023
Derivative gain (loss) (1)	$1,600	$1,111	$6,092	$2,596	Cost of Sales
	(352)	(293)	(1,347)	(493)	Benefit (Provision) for Income Taxes
	$1,248	$818	$4,745	$2,103	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	(37)	19	(21)	157	Non-operating income (expense), net
	9	(5)	5	(38)	Benefit (Provision) for Income Taxes
	$(28)	$14	$(16)	$119	Net of Tax
Total reclassifications for the period	$1,220	$832	$4,729	$2,222	Net of Tax
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
Note 6. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during the nine months ended March 31, 2024 and 2023.

Note 7. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	March 31, 2024	March 31, 2024	June 30, 2023
Primary credit facility (1)	$—	$299.7	$272.1
Secondary credit facility (2)	89.4	10.6	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	6.9	—	—
Netherlands revolving credit facility (3)	0.6	9.3	9.4
Poland revolving credit facility (3)	5.4	—	—
Vietnam credit facility (3)	5.0	—	—
Total credit facilities	$117.4	$319.6	$281.5
Less: current portion		$(84.6)	$(46.5)
Long-term debt under credit facilities, less current portion (4)		$235.0	$235.0
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
The Company had $0.4 million in letters of credit contingently committed against the credit facility at both March 31, 2024 and June 30, 2023.
(2)    The Company amended its 364-day multi-currency revolving credit facility agreement on January 5, 2024 (the “secondary credit facility”), which allows for borrowings up to $100.0 million, among the Company, as borrower, certain subsidiaries of the Company as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The secondary credit facility has a maturity date of January 3, 2025. The proceeds of the loans are to be used for working capital and general corporate purposes of the Company. A commitment fee on the unused portion of principal amount of this secondary credit facility is payable at 30.0 basis points per annum.
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
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2024 and June 30, 2023 were 6.9% and 6.8%, respectively.

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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
Recurring Fair Value Measurements:
As of March 31, 2024 and June 30, 2023, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$4,712	$4,712
Trading securities: mutual funds held in nonqualified SERP	5,318	—	5,318
Total assets at fair value	$5,318	$4,712	$10,030
Liabilities
Derivatives: foreign exchange contracts	$—	$794	$794
Total liabilities at fair value	$—	$794	$794

	June 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$6,320	$6,320
Trading securities: mutual funds held in nonqualified SERP	8,668	—	8,668
Total assets at fair value	$8,668	$6,320	$14,988
Liabilities
Derivatives: foreign exchange contracts	$—	$1,245	$1,245
Total liabilities at fair value	$—	$1,245	$1,245
We had no level 3 assets or liabilities at March 31, 2024 and June 30, 2023, or any activity in Level 3 assets or liabilities during the nine months ended March 31, 2024.
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
Non-Recurring Fair Value Measurements:
As of March 31, 2024, the automation, test and measurement business unit met the criteria to be classified as held for sale, and as a result, a valuation allowance of $16.3 million was established to reflect the fair value less cost to sell of the disposal group, which was based on expected proceeds and the estimated carrying value of the net assets to be disposed. We utilized Level 3 inputs based on management’s best estimates and assumptions to estimate the fair value. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for additional information.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2023.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of March 31, 2024, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $25.6 million and to hedge currencies against the Euro in the aggregate notional amount of 67.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2024, we estimate that approximately $3.5 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2024 and June 30, 2023.
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 5 - Accumulated Other Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for the changes in deferred derivative gains and losses.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2024	June 30, 2023	Balance Sheet Location	March 31, 2024	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$4,345	$4,772	Accrued expenses	$742	$844

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	367	1,548	Accrued expenses	52	401
Total derivatives		$4,712	$6,320		$794	$1,245
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2024	2023	2024	2023
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$2,185	$3,270	$6,156	$6,954
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2024	2023	2024	2023
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$1,600	$1,111	$6,092	$2,596

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$650	$(286)	$(223)	$171

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$2,250	$825	$5,869	$2,767
Note 10. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $3.7 million and $4.2 million for the nine months ended March 31, 2024 and March 31, 2023, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of March 31, 2024, both total investments and obligations under SERP were $5.4 million, of which $0.3 million were short term and $5.1 million were long term. As of June 30, 2023, both total investments and obligations under SERP were $8.7 million, of which $2.7 million were short term and $6.0 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for both the nine months ended March 31, 2024 and 2023 was approximately $0.4 million and $0.1 million, respectively.

Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of March 31, 2024, total obligations under these plans were $7.4 million of which $5.7 million were long term and $1.7 million were short term. As of June 30, 2023, total obligations under these plans were $6.6 million of which $5.6 million were long term and $1.0 million were short term. Net periodic benefit costs were not material for the nine months ended March 31, 2024 and 2023.

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
During the first nine months of fiscal year 2024, the following stock compensation was granted under the 2014 Plan, the 2023 Plan, and the Deferral Plan.

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
Note 12. Goodwill and Other Intangible Assets
A summary of goodwill is as follows, amounts as of March 31, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)
Balance as of June 30, 2023
Goodwill	$32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011
Impairment recorded	(5,820)
Goodwill classified as held for sale	(13,745)
Accumulated impairment classified as held for sale	13,745
Balance as of March 31, 2024
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
A summary of other intangible assets subject to amortization is as follows, amounts as of March 31, 2024 exclude the amounts classified as held for sale:

	March 31, 2024			June 30, 2023
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,500	$(27,303)	$3,197	$30,867	$(27,385)	$3,482
Customer Relationships	—	—	—	8,618	(3,524)	5,094
Technology	—	—	—	5,060	(4,816)	244
Trade Name	—	—	—	6,575	(3,060)	3,515
Other Intangible Assets	$30,500	$(27,303)	$3,197	$51,120	$(38,785)	$12,335
For the three months ended March 31, 2024 and 2023, amortization expense of other intangible assets was $0.5 million and $0.9 million, respectively. For the nine months ended March 31, 2024 and 2023, amortization expense of other intangible assets was $2.0 million and $2.6 million, respectively.

The estimated useful life of internal-use software ranges from 3 years to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets was 15 years, 5 years, and 10 years, respectively. We ceased amortization on the intangible assets upon meeting the held for sale classification. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for additional information. We have no intangible assets with indefinite useful lives which are not subject to amortization.
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
During both the nine months ended March 31, 2024 and 2023, the Company had no share repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $88.8 million of common stock at an average cost of $15.27 per share.
Note 14. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Basic and Diluted Earnings Per Share:
Net Income	$(6,076)	$16,400	$12,968	$36,629
Less: Net Income allocated to participating securities	—	24	16	53
Net Income allocated to common Share Owners	$(6,076)	$16,376	$12,952	$36,576

Basic weighted average common shares outstanding	25,118	24,898	25,084	24,868
Dilutive effect of average outstanding stock compensation awards	—	169	179	163
Dilutive weighted average shares outstanding	25,118	25,067	25,263	25,031

Earnings Per Share of Common Stock:
Basic	$(0.24)	$0.66	$0.52	$1.47
Diluted	$(0.24)	$0.65	$0.51	$1.46
For the three months ended March 31, 2024, all 434,000 outstanding stock compensation awards were antidilutive, as a result of the net loss recognized for the period, and were excluded from the dilutive calculation. The net loss in the three months ended March 31, 2024 was not allocated to participating securities as the holders have no requirements to fund losses. For the nine months ended March 31, 2024 and for the three and nine months ended March 31, 2023, all outstanding stock compensation awards were dilutive and were included in the dilutive calculation.
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
Net sales in the third quarter of the current fiscal year decreased 12% compared to the prior fiscal year third quarter, with decreases in each of our end market verticals. The decrease in sales to customers in the automotive market were largely driven by decreased demand. In the medical market, sales decreased due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. In the industrial market, sales decreased in large part due to a program at our automation, test, and measurement business in the third quarter of fiscal 2023 not recurring this quarter.
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
To support our renewed strategic focus, in the third quarter of fiscal year 2024, we made the decision to divest of our automation, test and measurement business unit and committed to a plan to sell the business. This will allow us to increase focus and support our EMS operations. As a result, the disposal group has met the criteria to be classified as held for sale and is now reported at the lower of its carrying value or fair value less costs to sell. In addition, we undertook restructuring efforts to align our cost structure with reduced end-market demand levels.

We continue to maintain a strong balance sheet, which included a current ratio of 2.0, a debt-to-equity ratio of 0.6, and Share Owners’ equity of $539 million at March 31, 2024. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. We expect our balance sheet to continue to normalize as we negotiate with customers on excess inventory and as certain component shortages subside. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Nine Months Ended
	March 31
Customer Service Years	2024	2023
More than 10 Years
% of Net Sales	75%	78%
# of Customers	35	31
5 to 10 Years
% of Net Sales	20%	17%
# of Customers	18	19
Less than 5 Years
% of Net Sales	5%	5%
# of Customers	12	12
Total
% of Net Sales	100%	100%
# of Customers	65	62
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2023.
Results of Operations

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$425.0		$484.7		(12)%
Gross Profit	$33.5	7.9%	$43.0	8.9%	(22)%
Selling and Administrative Expenses	16.8	3.9%	17.8	3.7%	(5)%
Other General Income	(0.9)	(0.2)%	—	—%	—%
Restructuring Expense	1.6	0.4%	—	—%	—%
Goodwill Impairment	5.8	1.4%	—	—%	—%
Asset Impairment	16.6	3.9%	—	—%	—%
Operating Income	(6.4)	(1.5)%	25.2	5.2%	(125)%
Other Income (Expense)	(6.4)		(3.3)
Provision for Income Taxes	(6.7)		5.5		(222)%
Net Income	$(6.1)		$16.4		(137)%
Diluted Earnings per Share	$(0.24)		$0.65		(137)%
Open Orders	$831		$882		(6)%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$1,284.4		$1,327.3		(3)%
Gross Profit	$103.5	8.1%	$106.5	8.0%	(3)%
Selling and Administrative Expenses	50.7	4.0%	50.2	3.8%	1%
Other General Income	(0.9)	(0.1)%	—	—%	—%
Restructuring Expense	1.6	0.1%	—	—%	—%
Goodwill Impairment	5.8	0.5%	—	—%	—%
Asset Impairment	16.6	1.3%	—	—%	—%
Operating Income	29.7	2.3%	56.3	4.2%	(47)%
Other Income (Expense)	(17.9)		(8.1)
Provision for Income Taxes	(1.2)		11.6		(111)%
Net Income	$13.0		$36.6		(65)%
Diluted Earnings per Share	$0.51		$1.46		(65)%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2024	2023	% Change	2024	2023	% Change
Automotive	$202.0	$221.9	(9)%	$614.7	$615.3	—%
Medical	113.0	135.5	(17)%	323.5	377.1	(14)%
Industrial	110.0	127.3	(14)%	346.2	334.9	3%
Total Net Sales	$425.0	$484.7	(12)%	$1,284.4	$1,327.3	(3)%
Third quarter fiscal year 2024 consolidated net sales decreased 12% compared to the third quarter of fiscal year 2023, while the year-to-date fiscal year 2024 consolidated net sales decreased 3% compared to the year-to-date period of fiscal year 2023. The impact from foreign currency fluctuations on net sales was less than 1% in the current quarter and current year-to-date compared to the third quarter and the year-to-date period of fiscal year 2023. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market decreased 9% during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023 but remained flat in the year-to-date period of fiscal year 2024 compared to the year-to-date period of fiscal year 2023. The decrease in the third quarter is due to overall decrease in demand across most of our major customers.
•Sales to customers in the medical market declined in both the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023 and the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year. This decrease is primarily due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. Partially offsetting this decrease in sales was a ramp-up of certain programs and new product launches.
•Sales to customers in the industrial market decreased 14% during the third quarter of fiscal year 2024, when compared to the third quarter of fiscal year 2023 but increased 3% in the year-to-date period of the current fiscal year when compared to the year-to-date period of the prior fiscal year. The decrease in the third quarter is largely due to lower demand with our climate control customers as well as a program at our automation, test, and measurement business from the third quarter of fiscal 2023 not recurring this quarter. In the year-to-date period, the moderate increase is driven by higher end market demand for charging systems and public safety products, offset by declines with climate control products and our automation, test, and measurement business.

Sales to Nexteer Automotive, Philips, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2024	2023	2024	2023
Nexteer Automotive	16%	15%	16%	15%
Philips	*	14%	*	15%
ZF	12%	12%	12%	12%
HL Mando	*	*	10%	*

* amount is less than 10% of total
Gross profit as a percent of net sales in the third quarter of fiscal year 2024 declined when compared to the third quarter of fiscal year 2023 as we experienced lost absorption on lower revenue. Gross profit as a percent of net sales in the first nine months of fiscal year 2024 remained relatively flat when compared to the first nine months of fiscal year 2023.
Selling and administrative expenses increased as a percent of net sales but decreased in absolute dollars in the third quarter of fiscal year 2024 when compared to the third quarter of fiscal year 2023. The absolute dollar decrease was driven by decreased profit-sharing bonus expense and supplier financing charges due to decreased sales. Selling and administrative expenses increased as a percent of sales and in absolute dollars in first nine months of fiscal year 2024 when compared to the first nine months of fiscal year 2023 driven by increased allowance for credit losses offset by a decrease in supplier financing charges.
Other General Income in the three and nine months ended March 31, 2024 included $0.9 million of pre-tax income resulting from payments received related to the settlement of a class action lawsuit in which Kimball Electronics was a class member. No Other General Income was recorded during the three and nine months ended March 31, 2023.
In the three and nine months ended March 31, 2024, we recorded pre-tax restructuring expense of $1.6 million, for employee-related costs as we undertook a restructuring efforts to align our cost structure with reduced end market demand levels.
In the third quarter of fiscal year 2024, we made the decision to divest of our automation, test and measurement business unit and committed to a plan to sell the business. As a result, the disposal group has met the criteria to be classified as held for sale and we have reported the business unit at the lower of its carrying value or fair value less costs to sell. The carrying value exceeded the fair value less costs to sell, and we recorded pre-tax impairment charges of $5.8 million and $16.6 million on goodwill and assets held for sale, respectively, for the three and nine months ended March 31, 2024. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2024	2023	2024	2023
Interest income	$83	$45	$483	$88
Interest expense	(5,875)	(4,822)	(17,459)	(10,790)
Foreign currency/derivative gain (loss)	(536)	1,328	(864)	2,581
Gain (loss) on SERP investments	277	353	584	458
Other	(271)	(248)	(679)	(380)
Other income (expense), net	$(6,322)	$(3,344)	$(17,935)	$(8,043)
Interest expense has increased in the three months and nine months ended March 31, 2024 compared to the three months and nine months ended March 31, 2023 due to higher interest rates and higher borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the nine months ended March 31, 2024 and March 31, 2023 was $(1.2) million, or (10.5)% of income before taxes on income, and $11.6 million, or 24.1% of income before taxes on income, respectively. Income taxes and tax rate for the nine months ended March 31, 2024 reflect the tax impacts of the goodwill impairment and asset impairment charges.
We recorded a net loss of $6.1 million in the third quarter of fiscal year 2024, or $(0.24) per diluted share, a decrease of 137% from the third quarter fiscal year 2023 net income of $16.4 million, or $0.65 per diluted share. In the year-to-date period of fiscal year 2024, we recorded net income of $13.0 million, or $0.51 per diluted share, a decrease of 65% compared to the year-to-date period of fiscal 2023 net income of $36.6 million, or $1.46 per diluted share. Third quarter and fiscal year to date 2024 results include the following non-recurring charges previously discussed: a $4.4 million after-tax goodwill impairment charge, or $0.18 per diluted share, a $9.5 million after-tax asset impairment charge, or $0.38 per diluted share, and a $1.2 million after-tax restructuring charge, or $0.05 per diluted share.
Open orders were down 6% as of March 31, 2024 compared to March 31, 2023. The decrease in open orders from March 31, 2023 is primarily driven by reduced orders from a large medical customer who is remediating a recall. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of March 31, 2024 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Liquidity and Capital Resources
Working capital at March 31, 2024 was $450.1 million compared to working capital of $454.3 million at June 30, 2023. The current ratio was 2.0 at both March 31, 2024 and June 30, 2023. The debt-to-equity ratio was 0.6 at March 31, 2024 and 0.5 at June 30, 2023. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $182.6 million at March 31, 2024 and $149.1 million at June 30, 2023.
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

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Days Sales Outstanding	59	64	54
Contract Asset Days	17	18	14
Production Days Supply on Hand	103	109	101
Accounts Payable Days	58	65	69
Advances from Customers Days	11	9	8
Cash Conversion Days	110	117	92
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the total customer deposits divided by an average day’s cost of sales. Inventory and customer deposits classified as long-term are included in the calculation of PDSOH and ACD, respectively. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. Additionally, through the first nine months of fiscal year 2024, we have experienced customers push out deliveries due to softening consumer demand. As lead times dictate the ordering of components, these push outs negatively impact our cash conversion days and working capital. In these situations, we negotiate with our customers for inventory deposits or consignment arrangements to limit the impact to our balance sheet. We expect inventory levels and working capital to continue to normalize as we seek relief through customer negotiations.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2024 and 2023.

	Nine Months Ended
	March 31
(Amounts in Millions)	2024	2023
Net cash provided by (used for) operating activities	$24.7	$(57.9)
Net cash used for investing activities	$(37.7)	$(66.5)
Net cash provided by financing activities	$36.6	$107.1

Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2024 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net cash used for operating activities for the first nine months of the prior year was driven by changes in operating assets and liabilities. Net income and non-cash adjustments provided cash of $60.0 million, while changes in operating assets and liabilities used $35.3 million of cash in the first nine months of fiscal year 2024. In the first nine months of the prior year, cash used by changes in operating assets and liabilities was $122.3 million.
Net income adjusted for non-cash items provided cash of $60.0 million in the first nine months of fiscal year 2024. Partially offsetting this was cash used of $35.3 million from changes in operating assets and liabilities in the first nine months of fiscal year 2024, largely due to a decrease in accounts payable, which used cash of $71.2 million driven by decreased inventory purchases due to lower sales, and a decrease in accrued expenses and taxes payable, which used $11.5 million primarily driven by timing of income tax and profit-sharing incentive bonus payments. Partially offsetting cash used by accounts payable and accrued expenses and taxes payable was an increase in advances from customers, which provided cash of $32.2 million.
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
Cash Flows from Investing Activities
For the first nine months of fiscal years 2024 and 2023, net cash used for investing activities was $37.7 million and $66.5 million, respectively. During the first nine months of fiscal year 2024, we invested $37.9 million into capital expenditures primarily to support new business awards, facility expansions, and replacement of older machinery and equipment. During the first nine months of fiscal year 2023, we invested $66.8 million into capital expenditures primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2024, net cash provided by financing activities of $36.6 million resulted largely from net borrowings on our credit facilities of $38.2 million primarily for working capital purposes and capital expenditures. For the first nine months of fiscal year 2023, net cash provided by financing activities of $107.1 million resulted largely from net borrowings on our credit facilities of $108.7 million primarily for working capital purposes and capital expenditures supporting our expansions.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $100 million and has a maturity date of January 3, 2025. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the period ended March 31, 2024. As noted in the Future Liquidity section below, we amended our secondary credit facility on January 5, 2024 to increase the borrowings to $100 million.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of March 31, 2024, we maintained foreign credit facilities at our Thailand operation, our EMS operation in China, our Netherlands subsidiary, our Poland operation, and our Vietnam operation.
See Note 7 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.

Factoring Arrangements
The Company utilizes accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2024 and 2023, we sold, without recourse, $317.0 million and $357.1 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $117.4 million at March 31, 2024, including the $100 million secondary credit facility. We amended our secondary credit facility on January 5, 2024 to increase the borrowing limit to $100 million from $50 million and change the maturity date to January 3, 2025. The increased borrowing limit will provide us with more liquidity at the enterprise level to meet working capital and other operating needs. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At March 31, 2024, our capital expenditure commitments were approximately $14 million, consisting primarily of capital related to new program wins, equipment for facility expansions, and replacement of older machinery and equipment. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At March 31, 2024, our foreign operations held cash totaling $64.7 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. Our intent is to permanently reinvest the remaining funds outside of the United States, and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes.
The Company’s Repurchase Plan allows the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $88.8 million of common stock under the Repurchase Plan through March 31, 2024.
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

Fair Value
During the third quarter of fiscal year 2024, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2024, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2024.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2024, the Company did not purchase any common stock. The Company’s maximum value of remaining shares that may be purchased under the Repurchase Plan was $11.2 million at March 31, 2024.
Item 5. Other Information
During the three months ended March 31, 2024, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
May 8, 2024

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
May 8, 2024