Form 10-K
period 2024-06-30
Kimball Electronics, Inc.
filed 2024-08-23
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
The aggregate market value of the common stock held by non-affiliates, as of December 29, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $662.7 million based on 98.4% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 8, 2024 was 24,733,358 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 15, 2024, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was founded in 1961 and incorporated in 1998. We deliver a package of value that begins with our core competency of producing durable electronics and further offer contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions and precision molded plastics. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality and reliability throughout the entire life cycle of our customers’ products. We deliver award-winning service across our global footprint with an operations platform driven by highly integrated procedures, standardization, and teamwork. Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our global footprint and all of our services throughout the entire product life cycle. Because they operate in industries that demand rigorous engineering controls and that commonly require long product life cycles, our customers rely on our track record of quality, international standard certifications, financial stability, social responsibility, and commitment to long-term relationships.
For over 35 years, we have manufactured safety-critical electronic assemblies for automotive customers, developing invaluable expertise that extends beyond the automotive industry to benefit our medical and industrial customers as well. By harnessing our experience and expertise in design and process validation, traceability, process and control change, as well as lean manufacturing, we have achieved substantial growth and diversification.
Many of our customers are multinational companies operating across multiple global regions, and they maximize their supplier relationship by partnering with us for engineering, manufacturing, and supply chain services and support across multiple locations and regions. We leverage key supply chain advantages and streamline our operations, enabling cost-effective manufacturing of both electronic and non-electronic products within a single production facility for customers from all three end market verticals. Coupled with our CRM model and our global systems, procedures, processes, and teamwork, our strategic approach to expanding our global footprint aligns with our customers’ preferences in our three end market verticals. This positions us strongly to support their global growth initiatives.

Our customers benefit from consistent supply chain processes across all regions thanks to our global component sourcing, procurement, quoting, and customer pricing operations. Our central sourcing organization employs global procurement strategies that ensure consistent component availability and a uniform pricing approach by leveraging the purchasing volume of our entire organization. Our unified, global quoting model allows us to seamlessly respond to our customers’ production needs anywhere across our global footprint.
We combine cross-functional teams from multiple facilities in quality, operational excellence, quoting, and design engineering global support with our business development team members located in-region with our global customers. Clear roles and responsibilities, combined with diverse skill sets, establish a robust conduit critical for executing our customers’ objectives and building strong customer relationships. Our robust customer scorecard process provides valuable feedback to all levels of our company, driving continuous improvement initiatives, strengthening our award-winning service, and fostering deep customer loyalty. Our customers trust and value our people, our deep-rooted Guiding Principles, and our sustainability policies.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. We manufacture products for our customers at facilities located in the United States, China, Mexico, Poland, Romania, and Thailand. As discussed in the Our Business Strategy section below, we completed the divestiture of our automation, test, and measurement business on July 31, 2024, prior to which those subsidiaries manufactured products in China and Vietnam and maintained operations in India and Japan.
We offer our services globally on a contract basis, and we manufacture products to our customers’ specifications. Our services primarily include:
•Production and testing of printed circuit board assemblies (PCBAs);
•High-level and final assembly of medical, automotive, and industrial products;
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
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker, the Chief Executive Officer. Our operating segments meet the aggregation criteria under the accounting guidance for segment reporting. As of June 30, 2024, all of our operating segments provided contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments serves customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers as a multifaceted manufacturing solutions company. Key elements of executing our strategy include:
•Leveraging Our Global Footprint – responding to customer demand through our presence in key regions with existing facilities, which we focus on expanding, and our consideration of potential new geographic regions;
•Expanding Our Package of Value – enhancing our core contract manufacturing services strengths and expanding our package of value in areas such as complex system assembly, specialized processes, and precision molded plastics with particular emphasis on Kimball medical solutions;
•Expanding Our Markets – exploring opportunities and making investments that will broaden existing or establish new markets.
In the third quarter of fiscal year 2024, we made the decision to divest GES, our automation, test and measurement business unit, and committed to a plan to sell the business, allowing for increased focus and support for the Company’s core operations. We completed the divestiture of the GES business to Averna Technologies Inc. on July 31, 2024. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for more information on this divestiture.
Our Business Offerings
We offer electronics manufacturing services, including engineering and supply chain support, to customers in the automotive, medical, and industrial end market verticals. We further offer contract manufacturing services for non-electronic components, medical disposables, and precision molded plastics. Our services support the complete product life cycle of our customers’ products, and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume. We bring innovative, complete design solutions to our customers. We offer Design for Excellence input to our customers as a part of our standard package of value. We use sophisticated software tools to integrate the supply chain in a way that provides our customers with the flexibility their business requires. Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the various quality and reliability expectations of our customers in each of our end market verticals. We are committed to protecting the planet by combating climate change, including contributing to a lower carbon future, in our operations, our value chains, and in the services we offer to our customers. Our strategies include actions to optimize our manufacturing facilities and processes for sustainability, increase clean energy in our purchased power mix, collaborate with our customers and supply chain to address upstream and downstream carbon emissions, invest in clean energy solutions for climate protection, and offer low carbon and clean technology products, technologies and services.
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
Marketing Channels
Manufacturing services, including engineering and supply chain support, are marketed by our business development team. We use a CRM model to provide our customers with convenient access to both our global footprint and all of our services throughout the entire product life cycle.
Major Competitive Factors
Key competitive factors in the markets we serve include quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, competitive pricing, and global presence. Numerous contract manufacturing service providers compete globally for business from existing and potential customers. We also face competition from our customers’ own capacity and capabilities to in-source production. The proliferation of electronic components in today’s advanced products and the continuing trend by original equipment manufacturers in the electronics industry to subcontract the assembly process to companies with a core competency in this area drive growth in our industry. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause margin dilution early in the life of a program, which is often recovered as the program becomes established and matures. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.

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
•Body of knowledge in the design and manufacture of products that require high levels of quality control, reliability, and durability;
•Highly integrated, global footprint;
•Fully integrated engineering, manufacturing and supply chain services as the contract manufacturing organization (“CMO”) for our customers’ non-electronic components, medical disposables, and precision molded plastics;
•CRM model and our customer scorecard process;
•Ability to provide our customers with valuable design input for improved manufacturability, reliability, and cost;
•Quality systems, industry certifications, and regulatory compliance;
•Integrated supply chain solutions and competitive bid processes that result in competitive raw material pricing; and
•Complete product life cycle management.
Competitors
Numerous manufacturers in the EMS industry compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. We do not have a significant share of the EMS market and were ranked the 18th largest global EMS provider for calendar year 2023 by Manufacturing Market Insider in the April 2024 edition published by New Venture Research.
Locations
As of August 23, 2024, we have nine manufacturing facilities with two located in Indiana, one in China, two in Mexico, and one located in each of Florida, Poland, Romania, and Thailand. Prior to the divestiture of our automation, test, and measurement business, GES, on July 31, 2024, we also operated manufacturing facilities in Vietnam and China, performed software design services primarily at a location in India, and provided other support engineering services at locations in California and Japan. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe, and we have recently expanded our facilities in Thailand, Mexico, and Poland. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
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

Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2024 were as follows:

	Year Ended June 30
	2024	2023	2022
Automotive	48%	46%	44%
Medical	25%	28%	29%
Industrial	27%	26%	27%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive, Philips, and ZF, which accounted for the following portions of net sales:

	Year Ended June 30
	2024	2023	2022
Nexteer Automotive	16%	15%	17%
Philips	*	14%	15%
ZF	13%	12%	*

* amount is less than 10% of total
The nature of the contract manufacturing business is such that start-up of new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle, which can be difficult to predict at the beginning of a program. Typically, our customer agreements do not commit the customer to purchase our services until a short time before we begin performing those services. Our customers generally have the right to cancel a particular program subject to contractual provisions governing termination, the final product runs, excess or obsolete inventory, and end-of-life pricing, which reduce the additional costs that we incur when a manufacturing services agreement is terminated.
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
The EMS industry has experienced component shortages, component allocations, and shipping delays, particularly with semiconductors, in recent fiscal years. Further component shortages or allocations could increase component costs and potentially interrupt our operations and negatively impact our ability to meet commitments to customers. We take various actions to attempt to mitigate the risk and minimize the impact to our customers as well as the adverse effect component shortages, component allocations, or shipping delays could have on our results. Through contractual pricing arrangements and negotiations with our customers, we attempt to mitigate the adverse effect that cost increases could have on our results.
Raw materials are normally acquired for specific customer orders and often are not interchangeable among products. Inherent risks associated with rapid technological changes within this our industry are mitigated by procuring raw materials, for the most part, based on firm orders. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, material authorization agreements with customers cover a portion of the exposure for material that we must purchase prior to having a firm order. We may also purchase additional inventory to support new product introductions, transfers of production between manufacturing facilities, and to mitigate the potential impact from component shortages.

Intellectual Property
Our primary intellectual property is our proprietary manufacturing technology and processes that allow us to provide competitive contract manufacturing and design services to our customers. As such, this intellectual property is complex and normally contained within our facilities. To protect our trade secrets, our manufacturing technology and processes, and other proprietary rights, we rely primarily on a combination of intellectual property laws pertaining to trade secrets and copyrights; non-disclosure agreements with our customers, employees, and suppliers; and our internal security procedures and systems. We feel that relying on trade secret or copyright protections is a superior strategy because there is no disclosure of the information to outside parties, and protections do not expire after a length of time. We also maintain trademark rights (including registrations) for “Kimball Electronics,” and other wordmarks and trademarks that we use in our business in the United States and around the world. We have policies and procedures to identify and protect our own intellectual property and that of our customers and suppliers.
Corporate Social Responsibility
We are committed to responsible, sustainable environmental, social, and governance philosophies and practices, which have been a part of our fabric since our founding in 1961. To showcase how our employees around the world share a strong sense of responsibility to protect the environment, sustain a safety focus at our facilities, and give back in meaningful ways to the communities where we live and work, we issued our latest annual Guiding Principles Report in March 2024. The Report highlights the long-term environmental, social, and governance principles and practices designed to support the Company’s commitment to sustaining lasting relationships and achieving global success with its stakeholders wherever Kimball Electronics’ touch is felt throughout the world. The Report reflects several long-standing Guiding Principles of the Company: our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The Report is posted on our website at https://www.kimballelectronics.com/sustainability. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
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

Diversity, Equity, Inclusion, and Belonging
We value and work to promote a diverse, equitable and inclusive work environment. We are committed to holding ourselves accountable, taking action to continuously improve our policies and practices, and to uphold the principles that encompass diversity, equity, inclusion, and belonging as outlined in our Diversity, Equity, Inclusion, and Belonging (“DEI&B”) statement. Our strategy is to achieve excellence in customer service, employee relations, and business objectives through creativity, responsiveness, and innovation as a result of increased well-being, sense of belonging, and meaningful work for our employees. We actively promote DEI&B, and incorporate DEI&B into our culture, values, and strategies. We provide a report on the diversity of our employees to our Board, in our Guiding Principles Report, and in our 2023 Talent Attraction & Retention report on our website at https://www.kimballelectronics.com/sustainability.
Contributing to Our Communities
One of our Guiding Principles is to strive to help our communities be great places to live. We live this Guiding Principle and further the goals of our Human Rights Policy and our Global Policy on Philanthropic Contributions and Non-Commercial Sponsorships when we contribute and encourage our employees to contribute to our local communities. Our contributions are intended to support the communities in which we operate, those who may not be in a position to directly benefit from employment with us or from our primary business activities, or those who can benefit from the value derived from our support or collaboration. See the Giving section of our Guiding Principles Report for more information about the ways that we supported a wide range of charitable and non-commercial causes through donations of time, talent, and treasure that align with our Guiding Principles.
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
Kimball Electronics participates in the Carbon Disclosure Project (CDP) climate change and water security questionnaires to quantify our environmental practices, provide transparency on our progress, and assist in the reduction of our contributions to climate change. Additionally, we publish disclosures in our annual Guiding Principles report that are written in accordance with the Global Reporting Initiative (GRI) Standards and are aligned to the United Nations (UN) Sustainability Development Goals (SDG) and Global Compact (UNGC), the Sustainable Accounting Standards Board (SASB) Electronic Manufacturing Services & Original Design Manufacturing Standard, and the Task Force on Climate-related Financial Disclosures (TCFD) framework. We are members of the Responsible Minerals Initiative. We publish our sustainability report and our responses to the CDP climate change and water security questionnaires annually on our website at kimballelectronics.com/sustainability. We publish this information because our Guiding Principles remind us that the environment is our home and that we will be leaders in not only protecting but enhancing our world. The contents of the sustainability reports and CDP questionnaire responses are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2024, Kimball Electronics employed approximately 7,000 people worldwide, with approximately 1,200 located in the United States and approximately 5,800 located in foreign countries. Currently, three of our seven independent members of the Board of Directors are female, along with four of our seven executive leadership team members and over 50% of our global workforce. We continue to execute on our commitment to diversity, equity, inclusion, and belonging, and exhibit our commitment to gender, racial, and ethnic diversity by striving toward the corporate goals we outline in both our Global Human Rights Policy and Diversity, Equity, Inclusion, and Belonging statement, including by:
•Increasing female representation globally at the executive and senior management levels;
•Maintaining an enterprise-wide target and expectation that 100% of the candidate slates for Board of Directors, executive, and director-level employee positions include candidates from underrepresented groups;
•Holding leadership accountable for diversity, equity, inclusion, and belonging outcomes.
The average tenure within our workforce is 7 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.16 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey of approximately 87%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs.
Our U.S. operations are not subject to collective bargaining arrangements. Certain foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
For additional information, see our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K.
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
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2024, 2023, and 2022. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations.
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
Our ability to efficiently utilize our manufacturing capacity is highly dependent on our customers’ actions.
Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. Accordingly, our relative ability (or inability) to forecast customer demand levels can make it difficult to schedule production and maximize the efficient use of our manufacturing capacity and supply chain capabilities.
Many factors outside of our control impact our customers and their ordering behavior, including global pandemics, recessions in end markets, changing technologies and industry standards, commercial acceptance for products, shifting market demand, product obsolescence, changing sourcing strategies, and our customers’ loss of business. New customer relationships also present risk because we do not have an extensive product or customer relationship history.

We cannot assure you that our current or future customers will not terminate their manufacturing service arrangements with us or significantly change, reduce, cancel, or delay the amount of services ordered. Such changes, delays and cancellations have led to, and may lead in the future to declines in our production, increases in excess or obsolete inventory that we may not be able to sell to customers or third parties, and reductions in the efficient use of our manufacturing facilities. In the past, we have also been required to increase staffing and other expenses in order to meet anticipated demand. On occasion, customers have required rapid increases in production for one or more of their products, which stresses our resources and may have an adverse effect on our financial position, results of operations, or cash flows.

Supply chain disruptions could increase our inventory costs, interrupt our operations, or prevent us from purchasing sufficient materials, parts, and components necessary to meet customer demand at competitive prices, in a timely manner, or at all.
We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We have experienced, and may again experience in the future, shortages of some of the materials, parts and components that we use, particularly with semiconductors. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials and shipping delays for such components with common carriers. These unanticipated component shortages have and, when they occur, may continue to result in curtailed production or delays in production, which prevent us from making scheduled shipments to customers.
Our integrated supply chain solutions for purchasing components and materials is a competitive strength and key to our strategy as a CMO. Inflation and prices from suppliers have increased and may continue to rise. When prices rise for these or other similar reasons, they impact our margins and results of operations if we are not able to pass the increases through to our customers or otherwise offset them through cost savings. Many of our customer contracts permit periodic prospective adjustments to pricing based on decreases and increases in component prices and other factors; however, we could bear the risk of component price increases that occur between any such re-pricing or, if such re-pricing is not permitted or accepted by customers, during the balance of the term of the particular customer contract. There can be no assurance that we will continue to be able to purchase the components and materials needed to manufacture customer products at favorable prices. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.
We have also experienced, and may again experience in the future, such shortages due to the effects of and responses to industry-wide conditions, pandemics, natural disasters, and other events outside our control, including macroeconomic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of, and ongoing war in, Ukraine). We cannot reasonably predict the full extent to which these events may impact our supply chain, because any impacts will depend on future developments that are highly uncertain and continuously evolving, including new information that may emerge concerning new or existing pandemics, further actions by governmental entities or others in response to the types of events described above, and how quickly and to what extent normal economic and operating conditions can resume.
Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur in addition to longer lead times. Certain components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Our production of a customer’s product has and could again be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. These and other price increases, including increased tariffs, could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. If a component shortage is threatened or anticipated, we have and may in the future purchase such components in greater quantities and over longer lead times to avoid a delay or interruption in our operations. Purchasing additional components in this way may cause us to incur additional inventory carrying costs and may cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and results of operations. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, or if the supply chain is unable to react timely to increases in demand, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
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
We derive a substantial majority of our revenues from our operations outside the United States, primarily in China, Mexico, Poland, Romania, and Thailand. Our international operations are subject to a number of risks, which may include the following:
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
Certain provisions of our Amended and Restated Articles of Incorporation and the Amended and Restated By-Laws may delay or prevent a merger or acquisition that a Share Owner may consider favorable. For example, the Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue one or more series of preferred stock, prevents Share Owners from acting by written consent without unanimous consent, and requires a supermajority Share Owner approval for certain business combinations with related persons. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes some restrictions on potential acquirers.
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

In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (CSRD) and the resulting adoption of EU sustainability reporting standards to be developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives, will apply not only to local operations in the EU, but under certain circumstances, to entire global companies like Kimball Electronics that have EU operations. The CSRD will not apply to our operations in calendar year 2024, but we are assessing our obligations under the CSRD and we expect that compliance with the CSRD could require significant effort in future years. The SEC and the State of California have also proposed new climate change disclosure requirements, and compliance with such rules, if and when they are finalized, could also require significant effort.
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
Sustainability/ESG issues, including those related to climate change and sustainability, may increase our costs and impose difficult and expensive compliance requirements.
Customers, consumers, investors, and other stakeholders, particularly in the EMS industry, are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. Along with our stakeholders and our broader industry, we have increased our focus on sustainability and measurement of our progress against sustainability criteria, but we cannot guarantee that we will be able to achieve relevant criteria with our current focus. Our ability to successfully execute relevant initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business.
New disclosures, along with the evolving global regulatory landscape, may present increased compliance costs and regulatory or enforcement risks, as well as increased competition from market participants who may adopt more robust sustainability/ESG reporting and sustainable business practices. If our sustainability initiatives fail to satisfy investors, current or potential customers, consumers, and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
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
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2024, we had $294.8 million in borrowings under our credit facilities and had total cash and cash equivalents of $78.0 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.

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
Item 1B - Unresolved Staff Comments
None.
Item 1C - Cybersecurity
We depend on information systems and technology in substantially all aspects of our business, including communications among our employees and with suppliers and customers. We recognize the significance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and products and protect the confidentiality, integrity, and availability of our data.
Cybersecurity Risk Management and Strategy
We have designed our cybersecurity risk management program and strategy to protect the confidentiality, integrity, and availability of our critical information technology systems and information. Our program is integrated into, and among the risks evaluated and considered by, our broader enterprise risk management program, through which we identify, assess, prioritize, and mitigate risks across the Company to support the achievement of our strategic objectives.
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity is a critical part of our enterprise risk management. To address cybersecurity threats, we leverage a multi-layer approach, with our Audit Committee providing oversight and direction and our Chief Information Officer (“CIO”) leading a team that is responsible for forming our enterprise-wide information security strategy, training, policy, standards, architecture and processes to protect us against cybersecurity risks. Our program includes protocols for preventing, detecting, and responding to cybersecurity incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
•a continuous, four-phase Enterprise Risk Management (ERM) process of risk program development, risk assessment and prioritization, risk response, and risk validation and monitoring designed to help identify cybersecurity threats to our critical IT systems, information, and our broader enterprise IT environment;
•the periodic engagement of independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, such as penetration (pen) testing, and to otherwise assist with aspects of our cybersecurity processes and controls;
•focused, annual, and mandatory risk management education for our employees and leaders, including cybersecurity awareness training, multiple cybersecurity and phishing awareness campaigns throughout each year, and tabletop exercises;
•regular assessments of the design and operational effectiveness of the program’s key processes and controls by management, our internal audit team, and third-party experts; and
•a risk management process for third-party service providers and vendors not under our direct control that includes pre-selection due diligence and validation, and post-selection periodic monitoring to manage cybersecurity risks and monitor adherence to applicable cybersecurity standards.
We utilize ISO 27001 to identify, assess and manage information security risk and maintain a compliant Information Security Management System (“ISMS”). Our global information security management program is ISO 27001:2013 certified.

Third Party Engagements for Risk Management
We engage a range of external experts, including cybersecurity consultants and auditors to support, evaluate and test our cybersecurity risk management systems. We engage a managed security service provider (“MSSP”) that provides continuous threat intelligence by monitoring our network and connected devices to detect attacks and indicators of potential attacks.
Our collaboration with other third parties includes regular audits of our ISO 27001 compliance, penetration testing, threat assessments, and consultation on security enhancements. These partnerships provide expert knowledge and insights which are designed to ensure our cybersecurity strategies and processes are appropriate.
Governance
The Board’s Role
The Board is responsible for overseeing overall risk management for the Company, including annual or more frequent review and approval of the Enterprise Risk Management approach and processes implemented by management to identify, assess, manage and mitigate risk. The Board has delegated certain responsibilities for oversight of the Company’s cybersecurity and information security framework, data protection, cybersecurity, and risk management to the Audit Committee of the Board. Our Board recognizes that cybersecurity protection is vital to maintaining our operations, and the trust of our business and supply chain partners, and of our Share Owners.
At each of their respective meetings, the Board and/or Audit Committee receive, and provide feedback on, reports on relevant data protection and cybersecurity matters. Additionally, two regular Board meetings each year and each Audit Committee meeting include additional, in-depth technology and cybersecurity briefings from senior members of our information technology department, internal audit function, and legal department. The topics covered by these reports and briefings include risk management strategies, data protection, ongoing risk mitigation activities, cybersecurity strategy, governance structure, and the results of security breach simulations.
Management’s Role
Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”), who reports to our CEO and manages our security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. The CIO meets regularly with the CEO and his direct reports to discuss cybersecurity risk and ensure appropriate resources are prioritized to address risks. We continue to secure our own manufacturing and information technology infrastructure; to train our employees throughout each year about malware, viruses, hacking, phishing, and other information security risks, including how to avoid and mitigate them; and to protect our sensitive data from failures, breaches, or cyber incidents. We periodically (more than annually) perform tabletop exercises to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.
The Company’s Chief Information Officer has formal education in information technology and extensive experience over 20 years working in and leading information systems and technology functions. Our Chief Information Officer receives regular updates on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation.
The Company’s team responsible for developing and executing our cybersecurity policies together with our CIO, including our Director of Cybersecurity and Director of IT Infrastructure and Operations, are individuals with formal education and degrees in information technology or cybersecurity, experience working in information technology and cybersecurity, including relevant industry experience in security related industries, or a combination of both education and experience. Additionally, leaders in the Company’s information technology function receive periodic training and education on cybersecurity-related topics. The CIO is responsible for providing quarterly updates to the Board's Audit Committee regarding the effectiveness of the Company's cybersecurity program and any material cybersecurity incidents that may arise.
The Company’s Kimball Electronics Support Center (“KESC”) serves as the central point for all cybersecurity incidents and reporting, including incidents that directly target employees or our information systems and incidents originating from third parties. The KESC monitors, detects, alerts and responds to cybersecurity incidents, evaluating each incident pursuant to our Cybersecurity Incident Response Plan. The KESC escalates incidents with significant impact and pervasiveness to the Company’s Cybersecurity Incident Response Team (“CIRT”) for further action. Depending on the nature of the attack or indicator, our MSSP will collaborate with us in response to incidents to contain, mitigate, respond to, investigate and eliminate threats. Where appropriate, the CIRT will escalate incidents to the Audit Committee and the Board for additional consideration, action, and potential disclosure.
The KESC, our cybersecurity leaders, and/or our CIRT evaluate each incident, as appropriate, in terms of its impact on our operations, our ability to conduct business with customers and suppliers, our brand reputation and health, safety, and the speed and degree to which the incident has been contained. These teams are also responsible for activating containment and resolution efforts and interfacing with third-party service providers like our MSSP where appropriate to support the Company through the resolution of the incident. After initial identification, the KESC monitors all cybersecurity incidents for changes in degree of impact or pervasiveness and communicates with our leaders, including the CIO and CIRT about the same.

Risks from Cybersecurity Threats
As part of our overall risk mitigation strategy, we maintain insurance coverage for certain aspects of cybersecurity risks; however, such insurance may not be sufficient either in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks, and other related breaches.
As of the date of this report, we do not believe that any risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Item 1A - Risk Factors - “Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security, including adherence to data privacy laws and physical security measures.”
Item 2 - Properties
We have nine manufacturing facilities with two located in Indiana, one in China, two in Mexico, and one located in each of Florida, Poland, Romania, and Thailand. These facilities occupy approximately 1,649,000 square feet in aggregate, substantially all of which are owned. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana.
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
We hold a land lease for our facility in China that expires in fiscal year 2056 and one for our facility in Thailand that expires in fiscal year 2030. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 109 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation and claims incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 23, 2024 are as follows:
(Age as of August 23, 2024)

Name	Age	Office and Area of Responsibility
Richard D. Phillips	54	Chief Executive Officer and Director
Adam M. Baumann	43	Chief Accounting Officer
Jana T. Croom	47	Chief Financial Officer
Jessica L. DeLorenzo	39	Vice President, Human Resources
Douglas A. Hass	48	Chief Legal and Compliance Officer, Secretary
Steven T. Korn	60	Chief Operating Officer
Kathy R. Thomson	55	Chief Commercial Officer
Isabel S. Wells	48	Chief Information Officer
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
Mr. Hass was appointed Chief Legal and Compliance Officer and Secretary effective January 1, 2022. He joined Kimball Electronics in August 2020 as Associate General Counsel and Assistant Secretary. Prior to Kimball Electronics, Mr. Hass served as General Counsel and Secretary of Lifeway Foods from 2016 through 2020. Mr. Hass currently serves on the Board of Columbus Insurance, Ltd.
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
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2025. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 8, 2024, the Company’s common stock was owned by approximately 980 Share Owners of record.
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
During fiscal year 2024, the Company repurchased $3.0 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2024 - April 30, 2024	—	$—	—	$11,174,672
May 1, 2024 - May 31, 2024	25,332	$22.77	25,332	$10,597,866
June 1, 2024 - June 30, 2024	110,516	$21.97	110,516	$8,169,923
Total	135,848	$22.12	135,848
(1) Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.

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
The graph below compares the cumulative total return to Share Owners of the Company’s common stock for the five-year period commencing June 30, 2019 and ending June 30, 2024 to the cumulative total return of the Nasdaq Stock Market (U.S.) and the Russell 2000 Electronic Components subindex for the same period of time. We are currently a member of the Russell 2000 Electronics Components subindex and believe that this market capitalization-weighted index reflects issuers with broadly similar market capitalizations that operate in our industry. We believe this subindex provides a more meaningful comparison of the cumulative return of our stock than any other lines of business or published industry index or peer groups.
The graph assumes $100 is invested in the Company’s stock and each of the two indexes at the closing market quotations on June 30, 2019 and that dividends, if any, are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
06/30/2019
06/30/2020
06/30/2021
06/30/2022
06/30/2023
06/30/2024
Kimball Electronics, Inc.
Nasdaq Stock Market (U.S.)
Russell 2000 Electronic Components subindex

	06/30/2019	06/30/2020	06/30/2021	06/30/2022	06/30/2023	06/30/2024
Kimball Electronics, Inc.	$100.00	$83.37	$133.87	$123.77	$170.14	$135.34
Nasdaq Stock Market (U.S.)	$100.00	$127.00	$184.51	$141.19	$178.12	$230.89
Russell 2000 Electronic Components subindex	$100.00	$95.43	$154.94	$133.62	$150.76	$182.85
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
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions, and precision molded plastics. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has previously recognized us four times for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and most recently, we received Highest Overall Customer Ratings in four of the seven categories in 2023.
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
The Worldwide Manufacturing Services Market - 2024 Edition, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2028. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 4.6% over the next five years, with the EMS industry projected to grow at a CAGR of 4.6%.
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
Net sales in fiscal year 2024 decreased 6% from the prior fiscal year, with decreases in each of our end market verticals. The decrease in sales to customers in the automotive market were largely driven by decreased demand. In the medical market, sales decreased due to decreased sales with a large medical customer, first impacting our results in late fiscal year 2023, who is remediating a recall. The cause of the recall is unrelated to the products we provided. In the industrial market, sales decreased in large part due to a program at our automation, test, and measurement business in fiscal year 2023 not recurring this fiscal year. We expect consolidated net sales to decrease again in 2025 with the continued softness in demand and the loss of a major automotive program by our customer that was unrelated to any issues with our workmanship, quality, or ability to produce the product, in addition to the expected consolidated net sales decrease from the divestiture of our GES business discussed further in this section.
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through our recently completed capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is its link to our financial performance, which results in varying amounts of compensation expense as profits change.

To support our renewed strategic focus, in the third quarter of fiscal year 2024, we made the decision to divest of GES, our automation, test and measurement business unit, and committed to a plan to sell the business. This will allow us to increase focus and support our EMS operations. As a result, the disposal group has met the criteria to be classified as held for sale and is reported at the lower of its carrying value or fair value less costs to sell at June 30, 2024. We completed the divestiture of our GES business on July 31, 2024. In addition to the decision to divest of GES, we undertook restructuring efforts to align our cost structure with reduced end-market demand levels.
We continue to maintain a strong balance sheet as of the end of fiscal year 2024, which included a current ratio of 2.3, a debt-to-equity ratio of 0.5, and Share Owners’ equity of $540 million. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. We expect our balance sheet to continue to normalize as we negotiate with customers on excess inventory and as certain component shortages subside. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Year End
Customer Service Years	2024	2023	2022
More than 10 Years
% of Net Sales	76%	77%	79%
# of Customers	38	31	34
5 to 10 Years
% of Net Sales	18%	19%	17%
# of Customers	15	22	21
Less than 5 Years
% of Net Sales	6%	4%	4%
# of Customers	12	12	11
Total
% of Net Sales	100%	100%	100%
# of Customers	65	65	66
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within Item 1A - Risk Factors.

Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found under captions entitled “Results of Operations - Fiscal Year 2023 Compared with Fiscal Year 2022” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on August 24, 2023, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, https://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2024 Compared with Fiscal Year 2023

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$1,714.5		$1,823.4		(6)%
Gross Profit	140.3	8.2%	156.2	8.6%	(10)%
Selling and Administrative Expenses	66.7	4.0%	68.7	3.8%	(3)%
Other General Income	(0.9)	(0.1)%	(0.2)	—%	(321)%
Restructuring Expense	2.4	0.1%	—	—%	—%
Goodwill Impairment	5.8	0.3%	—	—%	—%
Asset Impairment	17.0	1.0%	—	—%	—%
Operating Income	49.3	2.9%	87.7	4.8%	(44)%
Other Income (Expense)	(24.1)		(13.0)
Provision for Income Taxes	4.7		18.9		(75)%
Net Income	$20.5		$55.8		(63)%
Diluted Earnings per Share	$0.81		$2.22		(64)%
Open Orders	$714		$798		(11)%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2024	2023	% Change
Automotive	$826.4	$843.8	(2)%
Medical	425.7	500.7	(15)%
Industrial	462.4	478.9	(3)%
Total Net Sales	$1,714.5	$1,823.4	(6)%
Net sales in fiscal year 2024 decreased by 6% compared to net sales in fiscal year 2023. The impact from foreign currency fluctuations on net sales was negligible in fiscal year 2024 compared to fiscal year 2023. Beginning in fiscal year 2024, we changed our presentation of revenue for miscellaneous sales previously included in Other to include in the respective customers’ end market verticals. Prior year periods have been recast to conform to the current year presentation. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market were down slightly in the current fiscal year when compared to the prior fiscal year due to the overall decrease in demand across most of our major customers.
•Sales to customers in the medical market decreased when compared to the prior fiscal year. This decrease is primarily due to decreased sales with a large medical customer who is remediating a recall. The cause of the recall is unrelated to the products we provided. Partially offsetting this decrease in sales was a ramp-up of certain programs and new product launches.
•Sales to customers in the industrial market were down slightly in the current fiscal year when compared to the prior fiscal year. The decrease is largely due to lower demand with our climate control customers as well as a program at our automation, test, and measurement business from fiscal year 2023 not recurring this year.

Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2024	2023
Nexteer Automotive	16%	15%
Philips	*	14%
ZF	13%	12%

* amount is less than 10% of total
Gross profit as a percent of net sales declined in fiscal year 2024 when compared to fiscal year 2023 as we experienced lost absorption on lower revenue.
For fiscal year 2024, selling and administrative expenses remained relatively flat as a percent of net sales but decreased in absolute dollars when compared to fiscal year 2023. The absolute dollar decrease was driven by decreased profit-sharing bonus expense and supplier financing charges due to decreased sales.
Other General Income in fiscal years 2024 and 2023 consisted of $0.9 million and $0.2 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
For fiscal year 2024, we recorded pre-tax restructuring expense of $2.4 million, for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels.
In the third quarter of fiscal year 2024, we made the decision to divest our automation, test and measurement business unit and committed to a plan to sell the business. As a result, the disposal group has met the criteria to be classified as held for sale and we have reported the business unit at the lower of its carrying value or fair value less costs to sell. The carrying value exceeded the fair value less costs to sell, and we recorded pre-tax impairment charges of $5.8 million and $17.0 million on goodwill and assets held for sale, respectively, in fiscal year 2024. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2024	2023
Interest Income	$638	$153
Interest Expense	(22,839)	(16,263)
Foreign Currency/Derivative Gain (Loss)	(1,425)	2,769
Gain (Loss) on SERP Investments	680	701
Credit facilities fees and bank charges	(873)	(714)
Other	(259)	369
Other Income (Expense), net	$(24,078)	$(12,985)
Interest expense has increased in the year ended June 30, 2024 compared to the year ended June 30, 2023 due to higher interest rates and higher borrowings on credit facilities. The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the periods. The loss in fiscal year 2024 and the gain in fiscal year 2023 were driven by the respective weakening and strengthening of the U.S. dollar versus foreign currencies that we have exposure to in our business. The revaluation of the fair value of the supplemental employee retirement plan (“SERP”) investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2024		Year Ended June 30, 2023
(Amounts in Thousands)	Income (Loss) Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$(35,055)	21.6%	$(6,269)	(1.1)%
Foreign	$60,254	20.3%	$81,013	23.2%
Total	$25,199	18.6%	$74,744	25.3%
The consolidated effective tax rate for fiscal year 2024 was lower due to the impact of the GES impairment charges, partially offset by the valuation allowance. The domestic unfavorable tax rate was also distorted by the impairment charges.
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
We recorded net income of $20.5 million in fiscal year 2024, or $0.81 per diluted share, a decrease of 63.3% from fiscal year 2023 net income of $55.8 million, or $2.22 per diluted share.
Open orders were down 11% as of June 30, 2024 compared to June 30, 2023. The decrease in open orders from June 30, 2023 is primarily driven by reduced orders from a large medical customer who is remediating a recall. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of June 30, 2024 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Liquidity and Capital Resources
Working capital at June 30, 2024 was $471.7 million compared to working capital of $454.3 million at June 30, 2023. The current ratio was 2.3 at June 30, 2024 and 2.0 at June 30, 2023, respectively. The debt-to-equity ratio was 0.5 at both June 30, 2024 and June 30, 2023. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $220.1 million at June 30, 2024 and $149.1 million at June 30, 2023.
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

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
DSO	58	59	64	58	56
CAD	16	17	18	17	14
PDSOH	93	103	109	108	97
APD	50	58	65	71	65
ACD	17	11	9	9	8
CCD	100	110	117	103	94
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the the average of monthly customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. Additionally, in fiscal year 2024, we have experienced customers push out deliveries due to softening consumer demand. As lead times dictate the ordering of components, these push outs negatively impact our cash conversion days and working capital. In these situations, we negotiate with our customers for inventory deposits or consignment arrangements to limit the impact to our balance sheet. We expect inventory levels and working capital to continue to normalize as we seek relief through customer negotiations.
Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2024 and 2023.

	Year Ended June 30
(Amounts in Millions)	2024	2023
Net cash provided by (used for) operating activities	$73.2	$(13.8)
Net cash used for investing activities	$(46.5)	$(90.5)
Net cash provided by financing activities	$9.0	$99.2
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal year ended June 30, 2024 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net cash used for operating activities for the fiscal year ended June 30, 2023 was driven by changes in operating assets and liabilities, partially offset by net income adjusted for non-cash items. Net income and non-cash adjustments provided cash of $82.6 million, while changes in operating assets and liabilities used $9.4 million of cash in the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, cash used by changes in operating assets and liabilities was $107.3 million, while net income and non-cash adjustments provided cash of $93.5 million.
Net income adjusted for non-cash items provided cash of $82.6 million in fiscal year 2024. Partially offsetting this was cash used of $9.4 million from changes in operating assets and liabilities in fiscal year 2024, largely due to the decrease in accounts payable which used cash of $102.6 million driven by decreased inventory purchases due to lower sales. Partially offsetting cash used by accounts payable was a decrease in inventory which provided cash of $64.2 million driven by decreased inventory purchases due to lower sales, and an increase in advances from customers, which provided cash of $34.9 million.
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
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2024 includes $47.0 million cash used for capital investments. The capital investments were primarily to support new business awards, replacement of older machinery and equipment, and facility expansions.
Net cash used for investing activities during fiscal year 2023 includes $90.7 million cash used for capital investments. The capital investments were primarily for expansions at our Mexico, Thailand, and Poland facilities and to support new business awards.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended June 30, 2024 resulted largely from net borrowings on our credit facilities of $13.5 million primarily for working capital purposes and capital expenditures.
Net cash provided by financing activities for the fiscal year ended June 30, 2023 resulted largely from net borrowings on our credit facilities of $100.7 million primarily for working capital purposes and capital investments supporting expansions.

Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature on May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $100 million and has a maturity date of January 3, 2025. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the fiscal year ended June 30, 2024. As noted in the Future Liquidity section below, we amended our secondary credit facility on January 5, 2024 to increase the borrowings to $100 million.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of June 30, 2024, we maintained foreign credit facilities at our Thailand operation, our EMS operation in China, our Netherlands subsidiary, our Poland operation, and our Vietnam operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years ended June 30, 2024 and 2023, we sold, without recourse, $410.0 million and $485.4 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, proceeds from the sale of GES, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $142.1 million at June 30, 2024, including the 100 million secondary credit facility. We amended our secondary credit facility on January 5, 2024 to increase the borrowing limit to $100 million from $50 million and change the maturity date to January 3, 2025. The increased borrowing limit will provide us with more liquidity at the enterprise level to meet working capital and other operating needs. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
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
At June 30, 2024, our capital expenditure commitments were approximately $14 million, consisting primarily of capital related to new program wins and replacement of older machinery and equipment. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
We have purchase obligations that arise in the normal course of business for items such as raw materials, services, and software acquisitions/license commitments. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, material authorization agreements with customers cover a portion of the exposure for material that we must purchase prior to having a firm order.
At June 30, 2024, our foreign operations held cash totaling $77.9 million. The Company continually evaluates its global cash needs. The aggregate unremitted earnings of the Company’s foreign subsidiaries, which are currently permanently reinvested, were approximately $482 million as of June 30, 2024. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period that the funds are repatriated.

The Company’s Repurchase Plan allows the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $91.8 million of common stock under the Repurchase Plan through June 30, 2024.
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
Fair Value
During fiscal year 2024, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of June 30, 2024, we do not have any material off-balance sheet arrangements.
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
Goodwill and Other Intangible Assets - Goodwill, $6.2 million and $12.0 million as of June 30, 2024 and 2023, respectively, represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. Our decision to divest GES, our former automation, test and measurement business, and the disposal group meeting the criteria to be classified as held for sale, resulted in goodwill impairment of $5.8 million, pre-tax in fiscal year 2024. No impairment charges were recorded in fiscal year 2024 or 2023 resulting from our annual impairment tests for all other reporting units.

Other Intangible Assets, $3.0 million and $12.3 million as of June 30, 2024 and 2023, respectively, are reported on the Consolidated Balance Sheets and consist of capitalized software, customer relationships, technology, and trade name. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Our decision to divest of our automation, test and measurement business resulted in the associated intangible assets being classified as held for sale.
See Note 1 - Business Description and Summary of Significant Accounting Policies and Note 3 - Assets and Liabilities Held for Sale of Notes to Consolidated Financial Statements for further discussion of the Company’s goodwill and intangible asset accounting policies, held for sale classification, and impairment.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.6 million and $1.8 million at June 30, 2024 and June 30, 2023, respectively.
Numerous foreign jurisdictions in which the company operates have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. The Company will be subject to Pillar Two beginning in fiscal year 2025. Based on current legislation and available guidance, we do not anticipate Pillar Two will have a material impact to our financial condition, results of operation, cash flows, or effective tax rate. We will continue to monitor additional guidance as it is released.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our principal foreign currency exposures include the Euro, Polish zloty, Romanian leu, Chinese renminbi, Thai baht, and Mexican peso. In fiscal year 2024, our principal foreign currency exposures also included the Vietnamese dong. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2024 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period. Actual future gains and losses could have a material impact in an annual period depending on changes or differences in market rates and interrelationships, hedging instruments, timing, and other factors.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 8 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2024 would not have a material impact of profitability in an annual period. The interest rate on certain borrowings under our credit facilities, including our primary credit facility, are based on the Secured Overnight Financing Rate (“SOFR”).

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer
August 23, 2024

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
The majority of the Company’s revenue is recognized over time as manufacturing services are performed when the Company manufactures a product to customer specifications with no alternative use and for which the Company has an enforceable right to payment for performance completed to date. The Company generally recognizes revenue over time to depict the Company’s progress towards meeting its performance obligations, using costs based input methods, in which judgment is required to evaluate assumptions including the anticipated margins to estimate the corresponding amount of revenue to recognize.
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
August 23, 2024

We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$77,965	$42,955
Receivables, net of allowances of $1,002 and $257, respectively	282,336	308,167
Contract assets	76,320	78,798
Inventories	338,116	450,319
Prepaid expenses and other current assets	44,682	49,188
Assets held for sale	27,587	—
Total current assets	847,006	929,427
Property and Equipment, net of accumulated depreciation of $309,499 and $293,197, respectively	269,659	267,684
Goodwill	6,191	12,011
Other Intangible Assets, net of accumulated amortization of $27,300 and $38,785, respectively	2,994	12,335
Other Assets, net	82,069	38,262
Total Assets	$1,207,919	$1,259,719

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$59,837	$46,454
Accounts payable	213,551	322,274
Advances from customers	30,151	33,905
Accrued expenses	63,189	72,515
Liabilities held for sale	8,594	—
Total current liabilities	375,322	475,148
Other Liabilities:
Long-term debt under credit facilities, less current portion	235,000	235,000
Long-term income taxes payable	3,255	5,859
Other long-term liabilities	53,881	19,718
Total other liabilities	292,136	260,577
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,733,000 and 24,724,000, respectively	—	—
Additional paid-in capital	319,463	315,482
Retained earnings	316,564	296,053
Accumulated other comprehensive loss	(17,807)	(11,046)
Treasury stock, at cost:
Shares: 4,697,000 and 4,706,000, respectively	(77,759)	(76,495)
Total Share Owners’ Equity	540,461	523,994
Total Liabilities and Share Owners’ Equity	$1,207,919	$1,259,719
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2024	2023	2022
Net Sales	$1,714,510	$1,823,429	$1,349,535
Cost of Sales	1,574,253	1,667,264	1,244,933
Gross Profit	140,257	156,165	104,602
Selling and Administrative Expenses	66,626	68,648	53,437
Other General Income	(892)	(212)	(1,384)
Restructuring Expense	2,386	—	—
Goodwill Impairment	5,820	—	—
Asset Impairment	17,040	—	—
Operating Income	49,277	87,729	52,549
Other Income (Expense):
Interest income	638	153	81
Interest expense	(22,839)	(16,263)	(2,655)
Non-operating income (expense), net	(1,877)	3,125	(6,244)
Other income (expense), net	(24,078)	(12,985)	(8,818)
Income Before Taxes on Income	25,199	74,744	43,731
Provision for Income Taxes	4,688	18,913	12,478
Net Income	$20,511	$55,831	$31,253

Earnings Per Share of Common Stock:
Basic	$0.82	$2.24	$1.24
Diluted	$0.81	$2.22	$1.24

Average Number of Shares Outstanding:
Basic	25,079	24,904	25,115
Diluted	25,278	25,076	25,221
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$20,511			$55,831			$31,253
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(2,620)	$192	$(2,428)	$5,517	$—	$5,517	$(15,126)	$—	$(15,126)
Postemployment actuarial change	(916)	275	(641)	(276)	(54)	(330)	266	39	305
Derivative gain (loss)	2,621	(524)	2,097	9,547	(2,081)	7,466	468	(171)	297
Reclassification to (earnings) loss:
Derivatives	(7,530)	1,670	(5,860)	(4,936)	1,041	(3,895)	(279)	206	(73)
Amortization of actuarial change	94	(23)	71	(174)	42	(132)	(253)	61	(192)
Other Comprehensive Income (Loss)	$(8,351)	$1,590	$(6,761)	$9,678	$(1,052)	$8,626	$(14,924)	$135	$(14,789)
Total Comprehensive Income			$13,750			$64,457			$16,464

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$20,511	$55,831	$31,253
Adjustments to reconcile net income to net cash provided by (used for):
Depreciation and amortization	38,030	32,416	29,411
(Gain) loss on sales of assets	(15)	(23)	90
Deferred income taxes	(8,852)	(1,714)	772
Goodwill impairment	5,820	—	—
Asset impairment	17,040	—	—
Stock-based compensation	7,185	6,914	6,224
Other, net	2,928	33	1,914
Change in operating assets and liabilities:
Receivables	8,485	(82,386)	(26,483)
Contract assets	2,478	(14,718)	(18,217)
Inventories	64,219	(50,234)	(203,168)
Prepaid expenses and other assets	(6,412)	(13,265)	(5,086)
Accounts payable	(102,574)	20,448	89,234
Advances from customers	34,922	7,938	22,565
Accrued expenses and taxes payable	(10,548)	24,956	(11,687)
Net cash provided by (used for) operating activities	73,217	(13,804)	(83,178)
Cash Flows From Investing Activities:
Capital expenditures	(46,074)	(89,367)	(73,957)
Proceeds from sales of assets	499	316	456
Purchases of capitalized software	(966)	(1,321)	(757)
Other, net	20	(95)	(540)
Net cash used for investing activities	(46,521)	(90,467)	(74,798)
Cash Flows From Financing Activities:
Proceeds from credit facilities	—	105,000	100,000
Additional net change in revolving credit facilities	13,450	(4,304)	14,936
Repurchases of common stock	(2,847)	—	(8,952)
Payments related to tax withholding for stock-based compensation	(1,479)	(1,417)	(1,591)
Debt issuance costs	(150)	(100)	(652)
Net cash provided by financing activities	8,974	99,179	103,741
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(755)	(895)	(2,356)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	34,915	(5,987)	(56,591)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	43,864	49,851	106,442
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$78,779	$43,864	$49,851
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$27,265	$13,662	$14,329
Interest expense	$19,444	$15,334	$2,328
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the year	$1,442	$3,122	$4,538
(1) The following table reconciles cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents, and restricted cash per the consolidated statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the consolidated balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.
	Year Ended June 30
	2024	2023	2022
Cash and Cash Equivalents	$77,965	$42,955	$49,851
Restricted Cash included in Prepaid expenses and other current assets	$814	$909	$—
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$78,779	$43,864	$49,851
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2021	$308,123	$208,969	$(4,883)	$(70,237)	$441,972
Net income		31,253			31,253
Other comprehensive income (loss)			(14,789)		(14,789)
Issuance of non-restricted stock (6,000 shares)	73			70	143
Compensation expense related to stock compensation plans	6,092				6,092
Performance share issuance (143,000 shares)	(3,126)			1,566	(1,560)
Restricted share units issuance (2,000 shares)	(40)			22	(18)
Deferred share issuance (3,000 shares)	(32)			32	—
Repurchase of Common Stock (485,000 shares)				(9,122)	(9,122)
Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		55,831			55,831
Other comprehensive income (loss)			8,626		8,626
Issuance of non-restricted stock (14,000 shares)	152			173	325
Compensation expense related to stock compensation plans	6,657				6,657
Performance share issuance (84,000 shares)	(2,417)			1,001	(1,416)
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		20,511			20,511
Other comprehensive income (loss)			(6,761)		(6,761)
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	6,773				6,773
Performance and restricted share issuance (108,000 and 19,000 shares, respectively)	(3,027)			1,549	(1,478)
Repurchase of Common Stock (136,000 shares) (including excise tax)				(3,035)	(3,035)
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461

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
Subsequent to June 30, 2024, on July 31, 2024, we completed the divestiture of GES, our automation, test and measurement business unit. See Note 3 - Assets and Liabilities Held for Sale for more information on the GES divestiture.
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
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2024, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and automation, test, and inspection equipment primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During fiscal years 2024, 2023, and 2022, we sold, without recourse, $410.0 million, $485.4 million, and $303.4 million of accounts receivable, respectively. Factoring fees were $3.4 million, $4.8 million, and $1.6 million during fiscal years 2024, 2023, and 2022, respectively, and were included in Selling and Administrative Expenses on the Consolidated Statements of Income.
During fiscal year 2024, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Consolidated Balance Sheet. At June 30, 2024, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.5 million, which is net of the $2.0 million allowance for expected credit losses. The current portion of receivables from this customer is $3.4 million at June 30, 2024.

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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. In fiscal year 2024, we recognized $17.0 million of impairment with the decision to divest of GES. See Note 3 - Assets and Liabilities Held for Sale for more information on the GES divestiture. Impairment of long-lived assets was not material during fiscal years 2023 and 2022.
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
During fiscal year 2024, the Company made the decision to divest of GES, our automation, test and measurement business unit and committed to a plan to sell the business. As a result, the business unit met the criteria to be classified as held for sale, and goodwill and asset impairment were recorded during the quarter. See Note 3 - Assets and Liabilities Held for Sale for more information on goodwill and asset impairment and Note 6 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial Statements for more information on Goodwill.
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

Leases:
The Company leases certain office facilities, warehouse facilities and equipment under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2025 to 2057. Operating lease costs and cash payments for operating leases are immaterial to the Consolidated Balance Sheets, Consolidated Statements of Income and our Consolidated Statements of Cash Flows.
Research and Development:
The costs of research and development are expensed as incurred and are included in Cost of Sales on the Consolidated Statements of Income. Research and development costs were approximately $18.3 million, $24.4 million, and $23.7 million in fiscal years 2024, 2023, and 2022, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 15% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2024 and 2023, accrued liabilities for self-insurance exposure were $2.2 million and $2.7 million, respectively.
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
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2024	2023	2022	2024	2023
Nexteer Automotive	16%	15%	17%	21%	21%
Philips	*	14%	15%	*	*
ZF	13%	12%	*	14%	10%
HL Mando	*	*	*	*	12%

* amount is less than 10% of total

Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to standby letters of credit entered into in the normal course of business as described in Note 7 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income:
Other General Income in fiscal years 2024, 2023, and 2022 consisted of $0.9 million, $0.2 million, and $1.4 million, respectively, resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
Restructuring:
We recorded restructuring expenses of $2.4 million in fiscal year 2024 for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions. We expect to continue executing the restructuring efforts and estimate between $3.0 million and $4.0 million of additional pre-tax restructuring charges, most of which we expect in the first half of fiscal year 2025. There were no restructuring charges in fiscal year 2023 or fiscal year 2022.
Non-operating Income and Expense:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, credit facility fees, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense.
Components of Non-operating income (expense), net:

	Year Ended
	June 30
(Amounts in Thousands)	2024	2023	2022
Foreign currency/derivative gain (loss)	$(1,425)	$2,769	$(4,182)
Gain (loss) on SERP investments	680	701	(1,563)
Credit facilities fees and bank charges	(873)	(714)	(691)
Other	(259)	369	192
Non-operating income (expense), net	$(1,877)	$3,125	$(6,244)
Foreign Currency Translation:
The Company uses the U.S. dollar and Euro as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in Non-operating income or expense on the Consolidated Statements of Income.
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
Stock-Based Compensation:
As described in Note 10 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains the 2023 Equity Incentive Plan, which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees, and to members of the Board of Directors who are not employees. The Company also maintains the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock. We recognize the cost resulting from share-based payment transactions using a fair-value-based method on a majority of our transactions. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award for which performance targets have been established and is expected to vest. The Company has elected to account for forfeitures by reversing the compensation costs at the time a forfeiture occurs.
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

The following table disaggregates our revenue by end market vertical for fiscal years 2024, 2023, and 2022:

	Year Ended
(Amounts in Millions)	2024	2023	2022
Vertical Markets:
Automotive (1)	$826.4	$843.8	$590.5
Medical (2)	425.7	500.7	394.9
Industrial (3)	462.4	478.9	364.1
Total net sales	$1,714.5	$1,823.4	$1,349.5
(1)    For the fiscal years ended June 30, 2023 and 2022, respectively, $23.7 million and $8.3 million of the Automotive net sales were previously categorized as Other.
(2)    For the fiscal years ended June 30, 2023 and 2022, respectively, $6.7 million and $3.2 million of the Medical net sales were previously categorized as Other.
(3)    For the fiscal years ended June 30, 2023 and 2022, respectively, $4.3 million and $5.9 million of the Industrial net sales were previously categorized as Other.
For fiscal years 2024, 2023, and 2022, approximately 96%, 95%, and 95% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $76.3 million and $78.8 million as of June 30, 2024 and 2023, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Consolidated Balance Sheets which amounted to $43.1 million and $45.6 million as of June 30, 2024 and 2023, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. We also have deposits associated with inventory purchases classified as long term. See Note 4 - Inventories of Notes to Consolidated Financial Statements for further discussion.
Note 3 Assets and Liabilities Held for Sale
During fiscal year 2024, the Company made the decision to divest GES, our automation, test and measurement business unit (“disposal group”), and committed to a plan to sell the business, allowing for increased focus and support for the Company’s EMS operations. As a result, the disposal group business has met the criteria to be classified as held for sale. Accordingly, the Company classified the assets and liabilities of the disposal group as held for sale during the third quarter of fiscal year 2024. The disposal group did not qualify as discontinued operations as it did not represent a strategic shift that will have a major effect on our operations and financial results.
Once the disposal group was classified as held for sale, it was reported at the lower of its carrying value or fair value less costs to sell during the fiscal year ended June 30, 2024. The carrying value exceeded the fair value less costs to sell, and the Company recognized impairment charges of $5.8 million and $17.0 million on goodwill and assets held for sale, respectively. The Company ceased recording depreciation and amortization on the applicable assets of the disposal group.
We assess goodwill for impairment at the reporting unit level annually or when conditions indicate an earlier review is necessary. In connection with the preparation of our financial statements for the quarter ended March 31, 2024, we completed an impairment analysis for the goodwill recorded in the reporting unit due to the more-likely-than-not expectation of selling the reporting unit. We determined the reporting unit’s carrying value was more than its fair value by an amount greater than the $5.8 million carrying amount of goodwill and thus was fully impaired. See Note 6 - Goodwill and Other Intangible Assets of Notes to Condensed Consolidated Financial Statements for more information on Goodwill.

The major classes of assets and liabilities held for sale consisted of the following:

(Amounts in Thousands)	June 30, 2024

Assets held for sale:
Receivables, net	$12,472
Inventories	4,395
Prepaid expenses and other current assets	1,237
Property and Equipment, net	5,861
Goodwill	—
Other Intangible Assets, net	8,010
Other Assets, net	12,652
Valuation Allowance	(17,040)
Total Assets held for sale	$27,587

Liabilities held for sale:
Accounts payable	$4,376
Advances from customers	—
Accrued expenses	2,428
Other long-term liabilities	1,790
Total Liabilities held for sale	$8,594

In the table above, Other assets, net includes $11.1 million of deferred tax assets and Other long-term liabilities includes $1.2 million of deferred tax liabilities.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Year Ended
(Amounts in Thousands)	2024	2023	2022
Net Sales	$45,674	$68,608	$48,415
Income (Loss) Before Taxes on Income (1)	$(23,518)	$5,467	$(4,075)
(1) Includes goodwill impairment of $5.8 million and asset impairment of $17.0 million for the fiscal year ended June 30, 2024. Also includes allocated corporate overhead expenses.
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc. for net cash proceeds of $21 million, subject to customary purchase price adjustments in fiscal year 2025. As a result of impairment already recognized in fiscal year 2024, we do not expect a material gain or loss from the transaction. At June 30, 2024, GES included approximately 400 employees and operations in California, China, India, Japan, and Vietnam.
Note 4    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)	2024	2023
Finished products	$141	$432
Work-in-process	—	3,117
Raw materials	337,975	446,770
Total inventory	$338,116	$450,319

Additionally, we have raw materials inventory totaling $42.8 million classified as long-term included in Other Assets, net in our Consolidated Balance Sheets. This inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. We have received deposits totaling $38.7 million from this customer related to this inventory, which is included in Other long-term liabilities in our Consolidated Balance Sheets. At June 30, 2023, we had no inventory or customer deposits classified as long-term.
Note 5   Property and Equipment
Major classes of property and equipment consist of the following at June 30, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)	2024	2023
Land	$12,902	$14,689
Buildings and improvements	125,219	125,216
Machinery and equipment	402,100	379,006
Construction-in-progress	38,937	41,970
Total	$579,158	$560,881
Less: Accumulated depreciation	(309,499)	(293,197)
Property and equipment, net	$269,659	$267,684
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Depreciation of property and equipment totaled $35.7 million for fiscal year 2024, $28.9 million for fiscal year 2023, and $26.0 million for fiscal year 2022.
Note 6    Goodwill and Other Intangible Assets
A summary of goodwill is as follows, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)
Balance as of June 30, 2023
Goodwill	$32,762
Accumulated impairment	(20,751)
Goodwill, net	$12,011
Impairment recorded	(5,820)
Goodwill classified as held for sale	(13,745)
Accumulated impairment classified as held for sale	13,745
Balance as of June 30, 2024
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191

A summary of other intangible assets subject to amortization is as follows, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

	June 30, 2024			June 30, 2023
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,294	$(27,300)	$2,994	$30,867	$(27,385)	$3,482
Customer Relationships	—	—	—	8,618	(3,524)	5,094
Technology	—	—	—	5,060	(4,816)	244
Trade Name	—	—	—	6,575	(3,060)	3,515
Other Intangible Assets	$30,294	$(27,300)	$2,994	$51,120	$(38,785)	$12,335
During fiscal years 2024, 2023, and 2022, amortization expense of other intangible assets was, in millions, $2.3, $3.5, and $3.4, respectively. Amortization expense in future periods is expected to be, in millions, $0.9, $0.6, $0.4, $0.3, and $0.2 in the five years ending June 30, 2029, and $0.6 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for the customer relationships, technology, and trade name intangible assets is 15 years, 5 years, and 10 years, respectively. We ceased amortization on the intangible assets upon meeting the held for sale classification. See Note 3 - Assets and Liabilities Held for Sale of Notes to Condensed Consolidated Financial Statements for additional information. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.
Note 7    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2024 and 2023, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2024 and 2023. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2024 and 2023 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
The Company provides only assurance-type warranties for a limited time period, which cover primarily workmanship and assure that products comply with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold pursuant to specific manufacturing contract agreements that require such provisions. We estimate this product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines this warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during fiscal years 2024, 2023, and 2022.

Note 8    Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	June 30, 2024	June 30, 2024	June 30, 2023
Primary credit facility (1)	$14.1	$285.5	$272.1
Secondary credit facility (2)	100.0	—	—
Thailand overdraft credit facility (3,4)	10.1	—	—
China revolving credit facility (3,5)	6.9	—	—
Netherlands revolving credit facility (3,6)	0.6	9.3	9.4
Poland revolving credit facility (3,7)	5.4	—	—
Vietnam credit facility (3,8)	5.0	—	—
Total credit facilities	$142.1	294.8	281.5
Less: current portion		(59.8)	(46.5)
Long-term debt under credit facilities, less current portion (9)		$235.0	$235.0
(1)    The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent, scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. This facility is maintained for working capital and general corporate purposes of the Company. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results in fiscal years 2024, 2023, and 2022. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the primary credit facility. Types of borrowings available on the primary credit facility include revolving loans, multi-currency term loans, and swingline loans.
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
    The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2024 and 2023.
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
(5)    The Company entered into a foreign credit facility for its EMS operation in China with a new lender during the current fiscal year which allows for borrowings up to 50 million RMB (approximately $6.9 million at June 30, 2024 exchange rates) and canceled the prior credit facility which allowed for borrowings up to $7.5 million.
(6)    The Company also maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $9.9 million at June 30, 2024 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed.
(7)    The Company entered into a foreign credit facility for its operation in Poland which allows for borrowings up to 5.0 million Euro (approximately $5.4 million at June 30, 2024 exchange rates).
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
The weighted-average interest rate on borrowings outstanding under the credit facilities at both June 30, 2024 and June 30, 2023 were 6.8%. Capitalized interest expense was immaterial during fiscal years 2024, 2023, and 2022.

Note 9    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $4.8, $6.1, and $4.2 for fiscal years 2024, 2023, and 2022, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would be otherwise payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of June 30, 2024, both total investments and obligations under SERP were $5.4 million, of which $2.0 million were short term and $3.4 million were long term. As of June 30, 2023, both total investments and obligations under SERP were $8.7 million, of which $2.7 million were short term and $6.0 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2024, 2023, and 2022 was approximately $0.5 million, $0.2 million, and $(2.2) million, respectively.
Defined Benefit Postemployment Plans:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of June 30, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. As of June 30, 2023, total obligations under these plans were $6.6 million of which $5.6 million were long term and $1.0 million were short term. Net periodic benefit costs were not material for the twelve months ended June 30, 2024 and 2023.
Note 10    Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on September 20, 2023 and approved by our Share Owners at our 2023 Annual Meeting on November 17, 2023. The 2023 Plan allows for the issuance of up to 2 million shares and replaced our former 2014 plan. The shares under the 2023 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity awards. The Plan is a ten-year plan that terminates automatically on November 17, 2033. No award shall be granted pursuant to the Plan after such date, but awards theretofore granted may extend beyond that date.
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
Pre-tax stock compensation charged against income in fiscal years 2024, 2023, and 2022 was $7.2 million, $6.9 million, and $6.2 million, respectively. These costs are included in Selling and Administrative Expenses.
Performance Shares:
We made long-term performance share grants to officers and other key employees. The Talent, Culture, and Compensation Committee of the Board approved these annual performance share grants. Grants cliff vest at the third anniversary of the award date.
Under these grants, a number of shares will be awarded to each participant based upon a combination of the Company’s profitability based on its operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s growth based on a comparison of its three-year revenue compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year revenue CAGR. The number of shares issued will be less than the targeted shares issuable if the Company does not reach 100% of one or both of the above-

mentioned performance metrics, and could be zero if the Company does not reach the required minimum thresholds of either metric. The number of shares issued will exceed the number of targeted issuable shares granted (up to a maximum of 125%) if the Company exceeds 100% of one or both of the above-mentioned incentive metrics. The Company recognizes expense based on management’s expectation of achievement of the specific performance metrics monitored throughout the service period of the awards.
The Talent, Culture, and Compensation Committee of the Board approved an additional long-term performance share grant of 35,033 shares to a key employee in the second quarter of fiscal year 2024. Any awards will vest over a 5-year performance cycle, with one-third of the interest in the shares vesting after fiscal year 2026, another one-third after fiscal year 2027, and the final one-third after fiscal year 2028. The vesting of the performance share awards could range from 0% to 100% of the targeted issuable shares granted, dependent on the achievement of specific non-financial performance metrics.
If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of a Qualifying Termination (a termination of service due to death, Disability, or Retirement), as defined by the Plan.
A summary of the Company’s performance share activity during fiscal year 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2023	375,554	$23.77
Granted	212,464	$28.38
Vested	(82,744)	$19.87
Forfeited	(6,000)	$24.42
Performance shares outstanding at June 30, 2024	499,274	$25.83
As of June 30, 2024, there was approximately $6.4 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over performance periods ending August 2024 through August 2028, with a weighted average vesting period of 1.5 years. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2024, 2023, and 2022, respectively, 82,744, 225,142, and 214,099 performance shares vested at a fair value of $1.6 million, $4.3 million, and $3.3 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Total Shareholder Return Performance Shares:
Separate from the performance shares described above, total shareholder return (“TSR”) performance shares were granted to our CEO during fiscal year 2023. This grant was approved by the Talent, Culture, and Compensation Committee of the Board. The participant will earn from 0% to 100% of the grant based on the total shareholder return ranking of the Company compared to the performance peer group at the end of the three-year performance period. TSR performance shares are expensed over the contractual vesting period as earned. The shares will vest on March 1, 2026. If the employment of a holder of TSR performance shares terminates before the TSR performance shares have vested for any reason other than death, retirement, or total permanent disability, the TSR performance shares will be forfeited. During fiscal year 2023, the Company granted 42,626 TSR performance shares at an average grant date fair value of $16.88 for a total fair value of $0.7 million. The grant date fair value of the TSR performance share grants was calculated using a Monte Carlo simulation, with the assistance of a third-party valuation specialist. No TSR performance shares were awarded during fiscal year 2024.
Unrestricted Share Grants:
Unrestricted shares were granted to key employees and non-employee members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2024, 2023, and 2022, respectively, the Company granted a total of 18,128, 13,950, and 6,777 unrestricted shares at an average grant date fair value of $25.24, $23.30, and $23.10 for a total fair value of $0.5 million, $0.3 million, and $0.2 million. Unrestricted shares are awarded to non-employee members of the Board as compensation for director’s fees, including fees that directors elected to receive as unrestricted shares in lieu of cash payment. Directors’ fees are expensed over the period that directors earn the compensation. Unrestricted shares that are awarded to key employees are expensed immediately.

Restricted Shares:
Restricted shares were granted to employees as consideration for services rendered. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Additional restricted share grants were approved by the Talent, Culture, and Compensation Committee of the Board and 23,356 shares were granted to a key employee in the second quarter of fiscal year 2024. The awards will vest over a 5-year service period, with one-third of the interest in the shares vesting after fiscal year 2026, another one-third after fiscal year 2027, and the final one-third after fiscal year 2028.
Restricted shares are expensed over the contractual vesting period as earned. If a participant is not employed on the date shares are issued, the restricted share award is forfeited, except in the case of a Qualifying Termination (a termination of service due to death, Disability, or Retirement), as defined by the Plan. During fiscal years 2024 and 2023, the Company granted restricted shares to officers and other key employees for a total fair value of $2.8 million and $1.9 million.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at July 1, 2023	60,312	$24.17
Granted	98,347	$28.03
Vested	(20,768)	$24.21
Forfeited	(608)	$27.16
Restricted shares outstanding at June 30, 2024	137,283	$26.91
As of June 30, 2024, there was approximately $1.9 million of unrecognized compensation cost related to restricted shares. The cost is expected to be recognized over vesting periods ending August 2024 through August 2028, with a weighted average vesting period of 1.4 years. The fair value of the restricted shares is based on the stock price at the date of grant. During fiscal years 2024 and 2023, respectively, 20,768 and 6,458 restricted shares vested. The restricted shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Directors’ fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s death, retirement, or termination of service with the Board. During fiscal years 2024, 2023, and 2022, respectively, 26,347, 39,032, and 34,480 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $25.24, $23.07, and $24.87 for a total fair value of $0.7 million, $0.9 million, and $0.9 million. During fiscal year 2024, no shares of common stock were issued under the Deferral Plan.
Note 11    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code. Tax Reform required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of June 30, 2024 and 2023, the remaining provision recorded for the one-time deemed repatriation tax were $5.9 million and $7.8 million, respectively, payable through fiscal year 2026, with the long-term portion recorded in Long-term income taxes payable on the Consolidated Balance Sheets. As of June 30, 2024 and 2023, $2.6 million and $1.9 million of the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Consolidated Balance Sheet.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities as of June 30, 2024 and 2023, were as follows, amounts as of June 30, 2024 exclude $11.1 million of deferred tax assets and $1.2 million of deferred tax liabilities classified as held for sale:

(Amounts in Thousands)	2024	2023
Deferred Tax Assets:
Receivables	$244	$77
Inventory	2,465	3,293
Employee benefits	378	276
Deferred compensation	8,046	9,013
Capitalized research and development	5,682	3,501
Tax credit carryforwards	6,171	5,930
Goodwill	—	746
Net operating loss carryforward	364	2,529
Net foreign currency losses	12	—
Business interest carryforward	3,396	871
Asset impairment	4,099	—
Miscellaneous	3,509	2,229
Valuation Allowance	(9,242)	(4,254)
Total asset	$25,124	$24,211
Deferred Tax Liabilities:
Other intangible assets	$—	$859
Property and equipment	4,100	3,681
Goodwill	477	—
Net foreign currency gains	—	79
Miscellaneous	799	1,743
Total liability	$5,376	$6,362
Net Deferred Income Taxes	$19,748	$17,849
During fiscal year 2024, the Company has capitalized research and development expenses that are required to be capitalized as an amortizable asset under Section 174 of the Internal Revenue Code and amortized over a period of five years. This requirement is based on the implementation of Tax Reform effective in tax years beginning as of January 1, 2022. As of June 30, 2024 and 2023, the Company has a net deferred tax asset from capitalized research and development expenses of $5.7 million and $3.5 million, respectively.
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2026 to 2044. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2025 to 2033. A valuation allowance was provided as of June 30, 2024 and 2023 for deferred tax assets related to certain state credits of $5.8 million and $4.3 million, respectively. Additionally, in fiscal year 2024, we recorded a full $3.4 million valuation allowance on the business interest carryforward deferred tax asset, following a determination that it is more likely than not that it will not be realized. Except as reserved for in the valuation allowance, we believe our deferred income taxes are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2024	2023	2022
United States	$(35,055)	$(6,269)	$1,542
Foreign	60,254	81,013	42,189
Total income before taxes on income	$25,199	$74,744	$43,731
The Company currently operates international jurisdictions which expose the Company to taxation in various regions. The Company continually evaluates its global cash needs. The aggregate unremitted earnings of the Company’s foreign subsidiaries, which are currently permanently reinvested, were approximately $482 million as of June 30, 2024. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period that the funds are repatriated.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2024	2023	2022
Current Taxes:
Federal	$2,024	$2,681	$169
Foreign	12,372	15,560	11,086
State	587	824	179
Total payable	$14,983	$19,065	$11,434
Deferred Taxes:
Federal	$(12,280)	$(2,554)	$(1,009)
Foreign	91	3,281	922
State	(3,094)	(1,597)	(603)
Valuation allowance	4,988	718	1,734
Total deferred	$(10,295)	$(152)	$1,044
Total provision for income taxes	$4,688	$18,913	$12,478
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2024		2023		2022
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$5,292	21.0%	$15,696	21.0%	$9,184	21.0%
State income taxes, net of federal income tax benefit	(2,433)	(9.7)	(762)	(1.0)	(699)	(1.6)
Foreign tax rate differential	592	2.3	410	0.5	1,669	3.8
Impact of foreign exchange rates on foreign income taxes	(995)	(3.9)	1,868	2.5	1,693	3.9
Valuation allowance	4,988	19.8	718	1.0	1,734	4.0
Asset impairment	(2,882)	(11.4)	—	—	—	—
Research credit	(1,150)	(4.6)	(1,147)	(1.5)	(1,094)	(2.5)
Global intangible low tax income	1,339	5.3	1,387	1.9	165	0.4
Non-deductible compensation	385	1.5	235	0.3	489	1.1
Other - net	(448)	(1.7)	508	0.6	(663)	(1.6)
Total provision for income taxes	$4,688	18.6%	$18,913	25.3%	$12,478	28.5%
In fiscal year 2024, the tax effects of recording deferred tax assets resulting from the impairment recorded following the held for sale classification of GES are included in asset impairment in the above table.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2024, 2023, and 2022 were as follows:

(Amounts in Thousands)	2024	2023	2022
Beginning balance - July 1	$408	$402	$1,012
Tax positions related to prior fiscal years:
Additions	10	39	85
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(202)	(33)	(695)
Ending balance - June 30	$216	$408	$402
Portion that, if recognized, would reduce tax expense and effective tax rate	$182	$368	$363
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits were $0.6 million at each of June 30, 2024, 2023, and 2022 . Expenses related to interest and penalties in fiscal years 2024, 2023, and 2022 were not material.
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2018. We are subject to income tax examinations by various, state, local, and foreign jurisdiction tax authorities for years after June 30, 2018.
Note 12    Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “repurchase plan”) allowing the purchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time.
During fiscal year 2024, the Company repurchased $3.0 million of common stock under the Repurchase Plan at an average price of $22.12 per share. The Company did not repurchase any shares during fiscal year 2023. During fiscal year 2022, the Company repurchased $9.1 million of common stock under the Repurchase Plan at an average price of $18.82 per share, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Repurchase Plan, the Company has repurchased $91.8 million of common stock at an average cost of $15.43 per share.
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2024.

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
Recurring Fair Value Measurements:
As of June 30, 2024 and 2023, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,420	$1,420
Trading securities: mutual funds held in nonqualified SERP	5,445	—	5,445
Total assets at fair value	$5,445	$1,420	$6,865
Liabilities
Derivatives: foreign exchange contracts	$—	$2,485	$2,485
Total liabilities at fair value	$—	$2,485	$2,485

	June 30, 2023
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$6,320	$6,320
Trading securities: mutual funds held in nonqualified SERP	8,668	—	8,668
Total assets at fair value	$8,668	$6,320	$14,988
Liabilities
Derivatives: foreign exchange contracts	$—	$1,245	$1,245
Total liabilities at fair value	$—	$1,245	$1,245
We had no level 3 assets or liabilities as of June 30, 2024 and 2023, or any activity in level 3 assets or liabilities during fiscal years 2024, 2023, and 2022.
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
Non-Recurring Fair Value Measurements:
During fiscal year 2024, the automation, test and measurement business unit met the criteria to be classified as held for sale, and as a result, a valuation allowance of $17.0 million was established to reflect the fair value less cost to sell of the disposal group, which was based on expected proceeds and the estimated carrying value of the net assets to be disposed. We utilized level 3 inputs based on management’s best estimates and assumptions to estimate the fair value. See Note 3 - Assets and Liabilities Held for Sale of Notes to Consolidated Financial Statements for additional information.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of June 30, 2024, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $32.9 million and to hedge currencies against the Euro in the aggregate notional amount of 65.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the Consolidated Balance Sheets as a derivative asset or liability and presented with Prepaid expenses and other current assets and Accrued expenses, respectively. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the gain or loss on the derivative instrument is initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners’ Equity, and is subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is reported immediately in Non-operating income (expense), net on the Consolidated Statements of Income.
Based on fair values as of June 30, 2024, we estimate that approximately $1.6 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next twelve months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2024 and June 30, 2023.

See Note 13 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 18 - Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements for the changes in deferred derivative gains and losses.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2024	June 30 2023	Balance Sheet Location	June 30 2024	June 30 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$966	$4,772	Accrued expenses	$2,330	$844

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	454	1,548	Accrued expenses	155	401
Total derivatives		$1,420	$6,320		$2,485	$1,245

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2024	2023	2022
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$2,621	$9,547	$468

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2024	2023	2022
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$7,530	$4,936	$279

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$64	$1,783	$(1,201)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$7,594	$6,719	$(922)
Note 15    Accrued Expenses
Accrued expenses consisted of the following, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

	June 30
(Amounts in Thousands)	2024	2023
Compensation	$24,140	$28,021
Non-inventory advance payments	12,974	11,660
Taxes	5,920	14,052
Interest	4,901	1,506
Retirement plan	2,915	3,909
Derivatives	2,485	1,245
Insurance	2,195	2,662
Other expenses	7,659	9,460
Total accrued expenses	$63,189	$72,515

Note 16   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software, and amounts as of June 30, 2024 exclude the amounts classified as held for sale.

	Year Ended June 30
(Amounts in Thousands)	2024	2023	2022
Net Sales:
Mexico	$519,279	$502,707	$316,884
United States	404,974	395,439	337,815
Poland	261,433	302,352	234,057
China	248,095	253,976	204,851
Thailand	171,340	232,878	152,287
Other Foreign	109,389	136,077	103,641
Total net sales	$1,714,510	$1,823,429	$1,349,535

	June 30
(Amounts in Thousands)	2024	2023
Long-Lived Assets:
Mexico	$104,205	$100,682
United States	52,737	61,404
Poland	45,306	35,688
Thailand	27,592	26,370
China	25,777	24,247
Other Foreign	17,036	22,775
Total long-lived assets	$272,653	$271,166
Note 17    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2024	2023	2022
Basic and Diluted Earnings Per Share:
Net Income	$20,511	$55,831	$31,253
Less: Net Income allocated to participating securities	24	82	45
Net Income allocated to common Share Owners	$20,487	$55,749	$31,208

Basic weighted average common shares outstanding	25,079	24,904	25,115
Dilutive effect of average outstanding stock compensation awards	199	172	106
Dilutive weighted average shares outstanding	25,278	25,076	25,221

Earnings Per Share of Common Stock:
Basic	$0.82	$2.24	$1.24
Diluted	$0.81	$2.22	$1.24

Note 18   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(17,349)	$(2,203)	$(120)	$(19,672)
Other comprehensive income (loss) before reclassifications	5,517	7,466	(330)	12,653
Reclassification to (earnings) loss	—	(3,895)	(132)	(4,027)
Net current-period other comprehensive income (loss)	$5,517	$3,571	$(462)	$8,626
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)

Other comprehensive income (loss) before reclassifications	(2,428)	2,097	(641)	(972)
Reclassification to (earnings) loss	—	(5,860)	71	(5,789)
Net current-period other comprehensive income (loss)	(2,428)	(3,763)	(570)	(6,761)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2024	2023	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$7,530	$4,936	Cost of Sales
	(1,670)	(1,041)	Benefit (Provision) for Income Taxes
	$5,860	$3,895	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$(94)	$174	Non-operating income
	23	(42)	Benefit (Provision) for Income Taxes
	$(71)	$132	Net of Tax

Total Reclassifications for the Period	$5,789	$4,027	Net of Tax
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2024.
(b)     Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)     Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
During the three months ended June 30, 2024, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this Item 10 with respect to Directors will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Committees
The information required by this Item 10 with respect to the Audit Committee and its financial expert and with respect to the Nominating and ESG Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Information about Our Executive Officers
The information required by this Item 10 with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information about our Executive Officers will also appear in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Code of Ethics
Kimball Electronics has a code of ethics (its Code of Conduct) that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer (functioning as Principal Accounting Officer). The code of ethics is posted on the Company’s website at https://investors.kimballelectronics.com under Governance Documents. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K. We will provide without charge, upon request, a copy of the Code of Conduct. Anyone wishing to obtain a copy should write to ATTN: Code of Conduct Requests, Secretary, Kimball Electronics, 1205 Kimball Boulevard, Jasper, IN 47546. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Insider Trading Arrangements and Policies
Kimball Electronics has adopted insider trading policies and procedures governing the purchase, sale, and or other dispositions of the Company’s securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. Our insider trading policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11 - Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this Item 12 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item 12 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this Item 13 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 14 - Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2024	76

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.	8-K		2.1	11/3/2014
2.2(c)(d)	Stock Purchase Agreement By and Among Kimball Electronics, Inc.(“Seller”), The Sole Stockholder of Kimball Electronics Indiana, Inc. (“Company”); and Averna Test Systems Inc. (“Buyer”) and Company Dated as of July 31, 2024	8-K		2.1	8/1/2024
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	11/15/2022
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.2(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.3	Amended and Restated Credit Agreement, dated as of May 4, 2022, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	3/31/2022	10.1	5/6/2022
10.4(a)	Richard D. Phillips Job Offer Dated January 4, 2023	8-K		10.1	1/10/2023
10.5	First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	12/31/2022	10.3	2/7/2023
10.6(a)	Kimball Electronics, Inc. 2023 Employee Profit Sharing Bonus Plan	10-K	6/30/2023	10.2	8/24/2023
10.7(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.5	8/24/2023
10.8(a)	Form of Annual Retainer Fee Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.6	8/24/2023
10.9(a)	Kimball Electronics, Inc. Leadership Team Severance and Change in Control Plan	8-K		10.2	11/21/2023
10.10(a)	Kimball Electronics, Inc. 2023 Equity Incentive Plan	8-K		10.1	11/21/2023
10.11	First Amendment to Credit Agreement, dated as of January 5, 2024, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	1/5/2024
10.12(a)(d)	Transition and Retention Agreement and General Release	8-K		10.1	8/1/2024
10.13(a)	Form of Stock Award Notice for Performance Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	Filed Herewith
10.14(a)	Form of Stock Award Notice for Restricted Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	Filed Herewith
19	Insider Trading Policies and Procedures	Filed Herewith
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
24	Power of Attorney	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
(c)    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will supplementally furnish any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.
(d)    Certain information contained in Exhibit 2.2 and Exhibit 10.12 has been excluded pursuant to Regulation S-K Item 601(b)(2) and (10) because it is both (1) not material and (2) of the type that the Company treats as private or confidential. The Registrant will supplementally furnish a copy of the unredacted exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 23, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer and Director
August 23, 2024

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 23, 2024

/s/ ADAM M. BAUMANN
Adam M. Baumann
Chief Accounting Officer
August 23, 2024

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

TOM G. VADAKETH *
Tom G. Vadaketh
Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 23, 2024	/s/ RICHARD D. PHILLIPS
Richard D. Phillips
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2024
Valuation Allowances:
Receivables	$257	$1,039	$—	$(294)	$1,002
Long-Term Receivables	$—	$1,936	$—	$—	$1,936
Deferred Tax Asset	$4,254	$4,988	$(1,808)	$—	$7,434
Year Ended June 30, 2023
Valuation Allowances:
Receivables	$139	$86	$31	$1	$257
Deferred Tax Asset	$3,536	$718	$—	$—	$4,254
Year Ended June 30, 2022
Valuation Allowances:
Receivables	$177	$(53)	$22	$(7)	$139
Deferred Tax Asset	$1,802	$1,734	$—	$—	$3,536