Form 10-Q
period 2024-09-30
Kimball Electronics, Inc.
filed 2024-11-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 24, 2024 was 24,680,651 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$76,564	$77,965
Receivables, net of allowances of $332 and $1,002, respectively	264,036	282,336
Contract assets	74,326	76,320
Inventories	335,272	338,116
Prepaid expenses and other current assets	32,496	44,682
Assets held for sale	—	27,587
Total current assets	782,694	847,006
Property and Equipment, net of accumulated depreciation of $318,609 and $309,499, respectively	275,674	269,659
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $27,604 and $27,300, respectively	2,880	2,994
Other Assets, net	81,617	82,069
Total Assets	$1,149,056	$1,207,919

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of borrowings under credit facilities	$45,915	$59,837
Accounts payable	216,704	213,551
Advances from customers	35,616	30,151
Accrued expenses	45,492	63,189
Liabilities held for sale	—	8,594
Total current liabilities	343,727	375,322
Other Liabilities:
Long-term debt under credit facilities, less current portion	200,000	235,000
Long-term income taxes payable	—	3,255
Other long-term liabilities	57,571	53,881
Total other liabilities	257,571	292,136
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,679,000 and 24,733,000, respectively	—	—
Additional paid-in capital	319,175	319,463
Retained earnings	319,718	316,564
Accumulated other comprehensive loss	(11,769)	(17,807)
Treasury stock, at cost:
Shares: 4,751,000 and 4,697,000, respectively	(79,366)	(77,759)
Total Share Owners’ Equity	547,758	540,461
Total Liabilities and Share Owners’ Equity	$1,149,056	$1,207,919
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2024	2023
Net Sales	$374,256	$438,081
Cost of Sales	350,656	402,539
Gross Profit	23,600	35,542
Selling and Administrative Expenses	13,427	16,052
Restructuring Expense	2,322	—
Gain on Disposal	(1,264)	—
Operating Income	9,115	19,490
Other Income (Expense):
Interest income	222	299
Interest expense	(4,792)	(5,447)
Non-operating income (expense), net	(1,661)	(1,131)
Other income (expense), net	(6,231)	(6,279)
Income Before Taxes on Income	2,884	13,211
Provision (Benefit) for Income Taxes	(270)	2,457
Net Income	$3,154	$10,754

Earnings Per Share of Common Stock:
Basic	$0.13	$0.43
Diluted	$0.12	$0.43

Average Number of Shares Outstanding:
Basic	24,979	25,041
Diluted	25,235	25,238

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,154			$10,754
Other comprehensive income (loss):
Foreign currency translation adjustments	$6,951	$—	$6,951	$(4,230)	$—	$(4,230)
Postemployment actuarial change	106	(35)	71	29	(7)	22
Derivative gain (loss)	(1,747)	445	(1,302)	(387)	78	(309)
Reclassification to (earnings) loss:
Derivatives	384	(106)	278	(2,867)	654	(2,213)
Amortization of actuarial change	53	(13)	40	(6)	1	(5)
Other comprehensive income (loss)	$5,747	$291	$6,038	$(7,461)	$726	$(6,735)
Total comprehensive income			$9,192			$4,019

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2024	2023
Cash Flows From Operating Activities:
Net income	$3,154	$10,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,195	9,017
Gain on sales of assets	(126)	(10)
Deferred income taxes	3,146	694
Gain on disposal	(1,264)	—
Stock-based compensation	2,072	1,693
Other, net	646	315
Change in operating assets and liabilities:
Receivables	20,091	45,253
Contract assets	1,994	(8,877)
Inventories	5,110	(34,023)
Prepaid expenses and other assets	13,013	589
Accounts payable	2,300	(11,564)
Advances from customers	8,685	7,574
Accrued expenses and taxes payable	(22,542)	(8,614)
Net cash provided by operating activities	45,474	12,801
Cash Flows From Investing Activities:
Capital expenditures	(13,357)	(11,191)
Proceeds from sales of assets	225	53
Purchases of capitalized software	(165)	(148)
Net proceeds from disposal	18,507	—
Other, net	16	(16)
Net cash provided by (used for) investing activities	5,226	(11,302)
Cash Flows From Financing Activities:
Payments on credit facilities	(50,000)	—
Net change in revolving credit facilities	900	15,350
Repurchases of common stock	(2,917)	—
Payments related to tax withholding for stock-based compensation	(937)	(1,365)
Net cash (used for) provided by financing activities	(52,954)	13,985
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,830	(549)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(424)	14,935
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	78,779	43,864
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$78,355	$58,799
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$5,269	$4,913
Interest expense	$7,179	$3,378
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$855	$2,393
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	September 30, 2024	June 30, 2024
Cash and Cash Equivalents	$76,564	$77,965
Restricted Cash included in Prepaid expenses and other current assets	$1,791	$814
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$78,355	$78,779
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		3,154			3,154
Other comprehensive income (loss)			6,038		6,038
Compensation expense related to stock compensation plans	1,958				1,958
Performance and restricted share issuance (83,000 and 22,000 shares, respectively)	(2,246)			1,285	(961)
Repurchase of Common Stock (159,000 shares) (including excise tax)				(2,892)	(2,892)
Amounts at September 30, 2024	$319,175	$319,718	$(11,769)	$(79,366)	$547,758

Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		10,754			10,754
Other comprehensive income (loss)			(6,735)		(6,735)
Compensation expense related to stock compensation plans	1,613				1,613
Performance and restricted share issuance (107,000 shares and 14,000 shares, respectively)	(2,840)			1,476	(1,364)
Amounts at September 30, 2023	$314,255	$306,807	$(17,781)	$(75,019)	$528,262

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We deliver a package of value that begins with our core competency of producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical disposables, and precision molded plastics. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2024 and June 30, 2024, results of operations for the three months ended September 30, 2024 and 2023, cash flows for the three months ended September 30, 2024 and 2023, and share owners’ equity for the three months ended September 30, 2024 and 2023. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2024 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2024 and 2023, we sold, without recourse, $87.3 million and $103.0 million of accounts receivable, respectively. For the three months ended September 30, 2024 and 2023, factoring fees were $0.5 million and $0.9 million. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income for the three months ended September 30, 2024. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses.
During the three months ended December 31, 2023, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At September 30, 2024, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.7 million, which is net of the $2.0 million allowance for expected credit losses. The current portion of receivables from this customer is $2.2 million at September 30, 2024.
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, factoring fees, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expenses.

Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2024	2023
Foreign currency/derivative gain (loss)	$(1,034)	$(674)
Gain (loss) on SERP investments	345	(177)
Factoring fees	(537)	—
Credit facilities and bank fees	(263)	(201)
Other	(172)	(79)
Non-operating income (expense), net	$(1,661)	$(1,131)
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of September 30, 2024 and June 30, 2024, the remaining provision recorded for the one-time deemed repatriation tax was $3.3 million and $5.9 million, respectively, payable through fiscal year 2026. As of September 30, 2024, the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets.
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

Note 2. Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, and precision molded plastics in automotive, medical, and industrial applications, to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30
(Amounts in Millions)	2024	2023
Vertical Markets:
Automotive	$188.4	$212.5
Medical	89.8	102.4
Industrial	96.1	123.2
Total net sales	$374.3	$438.1
For both the three months ended September 30, 2024 and 2023, approximately 97% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $74.3 million and $76.3 million as of September 30, 2024 and June 30, 2024, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $42.3 million and $43.1 million as of September 30, 2024 and June 30, 2024, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. We also have deposits associated with inventory purchases classified as long term. See Note 5 - Inventories of Notes to Condensed Consolidated Financial Statements for further discussion.
Note 3. Sale of GES
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc., resulting in cash proceeds after costs to sell of $18.5 million, which is subject to additional purchase price adjustments. The pre-tax gain recognized on the sale in the first quarter of fiscal year 2025 was $1.3 million. In fiscal year 2024, following the Company’s decision to divest of GES, we classified the disposal group as held for sale and recognized $22.9 million in pre-tax impairment charges.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended
	September 30
(Amounts in Thousands)	2024	2023
Net Sales	$2,075	$10,285
Income (Loss) Before Taxes on Income (1)	$985	$(595)
(1) Includes gain on sale of $1.3 million for the three months ended September 30, 2024. Each period also includes allocated corporate overhead expenses.

Note 4. Restructuring and Subsequent Event
In the three months ended September 30, 2024, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $2.3 million which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through September 30, 2024 was $4.7 million. We expect to continue executing these previously announced restructuring efforts over the remainder of the fiscal year and estimate between $2.0 million and $3.0 million of additional pre-tax restructuring charges.
In addition, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility, expected to be completed by the end of the fiscal year. The decision was another important step towards sharpening our strategic focus, while leveraging our global footprint and streamlining the operating structure. We expect to incur approximately $8.0 million to $11.0 million in total exit costs, including most significantly $6.0 million to $7.0 million in employee termination benefits and $2.0 million to $3.0 million in logistical costs to transfer and validate programs at our other facilities. We expect these costs to be predominantly cash expenditures, and a majority are anticipated to be incurred over the remainder of fiscal year 2025. As the commitment to this disposal plan occurred subsequent to September 30, 2024, no charges have been incurred or recorded in the quarter.
Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2024	June 30, 2024
Finished products	$192	$141
Work-in-process	—	—
Raw materials	335,080	337,975
Total inventory	$335,272	$338,116
Additionally, as of September 30 and June 30, 2024, we have raw materials inventory totaling $43.1 million and $42.8 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. This inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. As of September 30 and June 30, 2024, we have received deposits totaling $42.0 million and $38.7 million, respectively, from this customer related to this inventory, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.

Note 6. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2024 and 2023, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	6,951	(1,302)	71	5,720
Reclassification to (earnings) loss	—	278	40	318
Net current-period other comprehensive income (loss)	6,951	(1,024)	111	6,038
Balance at September 30, 2024	$(7,309)	$(3,419)	$(1,041)	$(11,769)

Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	(4,230)	(309)	22	(4,517)
Reclassification to (earnings) loss	—	(2,213)	(5)	(2,218)
Net current-period other comprehensive income (loss)	(4,230)	(2,522)	17	(6,735)
Balance at September 30, 2023	$(16,062)	$(1,154)	$(565)	$(17,781)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2024	2023
Derivative gain (loss) (1)	$(384)	$2,867	Cost of Sales
	106	(654)	Benefit (Provision) for Income Taxes
	$(278)	$2,213	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	(53)	6	Non-operating income (expense), net
	13	(1)	Benefit (Provision) for Income Taxes
	$(40)	$5	Net of Tax
Total reclassifications for the period	$(318)	$2,218	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 11 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during the three months ended September 30, 2024 and 2023.

Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	September 30, 2024	September 30, 2024	June 30, 2024
Primary credit facility (1)	$63.1	$236.5	$285.5
Secondary credit facility (2)	100.0	—	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	7.1	—	—
Netherlands revolving credit facility (3)	0.9	9.4	9.3
Poland revolving credit facility (3)	5.6	—	—
Total credit facilities	$186.8	$245.9	$294.8
Less: current portion		$(45.9)	$(59.8)
Long-term debt under credit facilities, less current portion (4)		$200.0	$235.0
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
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both September 30, 2024 and June 30, 2024.
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
(3) The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility. As a result of the GES divestiture that occurred on July 31, 2024, the Company no longer has the Vietnam credit facility, which allowed for borrowings up to $5.0 million.
(4) The amount of long-term debt under credit facilities, less current maturities, reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The primary credit facility matures on May 4, 2027.
The weighted-average interest rate on borrowings outstanding under the credit facilities at both September 30, 2024 and June 30, 2024 were 6.8%.
Note 9. Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.

Recurring Fair Value Measurements:
As of September 30, 2024 and June 30, 2024, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$17,431	$—	$17,431
Derivatives: foreign exchange contracts	$—	$916	$916
Trading securities: mutual funds held in nonqualified SERP	5,780	—	5,780
Total assets at fair value	$23,211	$916	$24,127
Liabilities
Derivatives: foreign exchange contracts	$—	$4,313	$4,313
Total liabilities at fair value	$—	$4,313	$4,313

	June 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,420	$1,420
Trading securities: mutual funds held in nonqualified SERP	5,445	—	5,445
Total assets at fair value	$5,445	$1,420	$6,865
Liabilities
Derivatives: foreign exchange contracts	$—	$2,485	$2,485
Total liabilities at fair value	$—	$2,485	$2,485
We had no level 3 assets or liabilities at September 30, 2024 and June 30, 2024, or any activity in Level 3 assets or liabilities during the three months ended September 30, 2024.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 11 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
The carrying values of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximate fair value due to the relatively short maturity and immaterial non-performance risk.
Note 10. Derivative Instruments
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

We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of September 30, 2024, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $27.1 million and to hedge currencies against the Euro in the aggregate notional amount of 56.4 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2024, we estimate that approximately $2.9 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2024 and June 30, 2024.
See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 6 - Accumulated Other Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for the changes in deferred derivative gains and losses.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2024	June 30, 2024	Balance Sheet Location	September 30, 2024	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$916	$966	Accrued expenses	$3,621	$2,330

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	454	Accrued expenses	692	155
Total derivatives		$916	$1,420		$4,313	$2,485
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2024	2023
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(1,747)	$(387)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2024	2023
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(384)	$2,867

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,545)	$142

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,929)	$3,009
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $0.4 million and $1.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of September 30, 2024, both total investments and obligations under SERP were $5.8 million, of which $2.1 million were short term and $3.7 million were long term. As of June 30, 2024, both total investments and obligations under SERP were $5.4 million, of which $2.0 million were short term and $3.4 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2024 and 2023 was approximately $0.3 million and $(0.2) million, respectively.

Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of September 30, 2024, total obligations under these plans were $7.4 million of which $6.6 million were long term and $0.8 million were short term. As of June 30, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. Net periodic benefit costs were not material for the three months ended September 30, 2024 and 2023.

Note 12. Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on September 20, 2023 and approved by our Share Owners at our 2023 Annual Meeting on November 17, 2023. The 2023 Plan allows for the issuance of up to 2.0 million shares and replaced our former 2014 plan. The shares under the 2023 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity awards. The Plan is a ten-year plan that terminates automatically on November 17, 2033. No award shall be granted pursuant to the Plan after such date, but awards theretofore granted may extend beyond that date.
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the 2023 Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
During the first three months of fiscal year 2025, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	23,460	$18.49

Restricted Shares (3)	1st Quarter	152,917	$18.49
(1) Long-term performance share awards for the leadership team members (consisting of our CEO and his direct reports) are expected to be granted in the second quarter of fiscal year 2025 upon approval of performance metrics by the Talent, Culture, and Compensation Committee of the Board (“Committee”). The Committee granted long-term performance share awards to key employees not on our leadership team during the quarter. These awards granted in fiscal year 2025 will cliff vest at the third anniversary of the award date in fiscal year 2028.
For these key employee awards, a number of shares will be issued to each participant based upon a combination of the Company’s profitability based on its operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s growth based on a comparison of its three-year compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year CAGR. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 125% if results on both measures exceed targets under the formula.
(2) The grant date fair value is the weighted average stock price based on the dates of the grants.
(3) Restricted shares were granted to leadership team members and other key employees. These restricted shares were approved by the Talent, Culture, and Compensation Committee of the Board. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the RSU has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited.

Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows, amounts as of June 30, 2024 exclude the amounts that were classified as held for sale and later divested on July 31, 2024:

(Amounts in Thousands)
Balance as of June 30, 2024
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Balance as of September 30, 2024
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Other Intangible Assets includes capitalized software. The estimated useful life of internal-use software ranges from 3 years to 10 years. For the three months ended September 30, 2024 and 2023, amortization expense of other intangible assets was $0.3 million and $0.9 million, respectively. The three months ended September 30, 2023 included the amortization on customer relationships, technology, and trade name intangible assets associated with GES. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for additional information. We have no intangible assets with indefinite useful lives, which are not subject to amortization.

Note 14. Share Owners’ Equity
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
During the three months ended September 30, 2024, the Company repurchased $2.9 million shares of common stock under the Repurchase Plan at an average price of $18.01 per share. During the three months ended September 30, 2023, the Company had no repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $94.7 million of common stock at an average cost of $15.49 per share.
Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2024	2023
Basic and Diluted Earnings Per Share:
Net Income	$3,154	$10,754
Less: Net Income allocated to participating securities	3	16
Net Income allocated to common Share Owners	$3,151	$10,738

Basic weighted average common shares outstanding	24,979	25,041
Dilutive effect of average outstanding stock compensation awards	256	197
Dilutive weighted average shares outstanding	25,235	25,238

Earnings Per Share of Common Stock:
Basic	$0.13	$0.43
Diluted	$0.12	$0.43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “can,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies, availability or cost of raw materials and components, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2024.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions, and precision molded plastics. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has previously recognized us four times for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and most recently, we received Highest Overall Customer Ratings in four of their seven categories in 2023.
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
Net sales in the first quarter of the current fiscal year decreased 15% compared to the prior fiscal year first quarter, with decreases in each of our end market verticals. The decrease in sales to customers in the automotive and medical markets were largely driven by decreased demand. The decrease in sales to customers in the industrial market were related to the sale of GES and continued softness specific to smart metering and climate control production. We expect consolidated net sales to continue to lag when compared to fiscal year 2024 with the continued softness in demand and the loss of a major automotive program (impacts beginning in the third quarter) by our customer that was unrelated to any issues with our workmanship, quality, or ability to produce the product, in addition to the expected consolidated net sales decrease from the divestiture of our GES business.
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

To support our renewed strategic focus, we completed the divestiture of our GES business on July 31, 2024 and undertook restructuring efforts beginning in fiscal year 2024 to align our cost structure with reduced end-market demand levels. In addition, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility, expected to be completed by the end of the fiscal year. The decision was another important step towards sharpening our strategic focus, while leveraging our global footprint and streamlining the operating structure. Production activities on existing customer programs will be transferred out of Tampa, with the majority of the work going to our plants in North America, primarily our newly expanded facility in Mexico and Jasper.
We continue to maintain a strong balance sheet, which included a current ratio of 2.3, a debt-to-equity ratio of 0.4, and Share Owners’ equity of $548 million at September 30, 2024. Recently, we have invested to support our expansions and growth in Mexico, Thailand, and Poland. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Three Months Ended
	September 30
Customer Service Years	2024	2023
More than 10 Years
% of Net Sales	78%	74%
# of Customers	36	33
5 to 10 Years
% of Net Sales	15%	20%
# of Customers	12	20
Less than 5 Years
% of Net Sales	7%	6%
# of Customers	12	11
Total
% of Net Sales	100%	100%
# of Customers	60	64
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2024.

Results of Operations

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$374.3		$438.1		(15)%
Gross Profit	$23.6	6.3%	$35.5	8.1%	(34)%
Selling and Administrative Expenses	13.5	3.6%	16.0	3.7%	(16)%
Restructuring Expense	2.3	0.6%	—	—%	—%
Gain on Disposal	(1.3)	(0.3)%	—	—%	—%
Operating Income	9.1	2.4%	19.5	4.4%	(53)%
Other Income (Expense)	(6.2)		(6.2)
Provision (Benefit) for Income Taxes	(0.3)		2.5		(111)%
Net Income	$3.2		$10.8		(71)%
Diluted Earnings per Share	$0.12		$0.43		(72)%
Open Orders	$594		$907		(35)%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2024	2023	% Change
Automotive	$188.4	$212.5	(11)%
Medical	89.8	102.4	(12)%
Industrial	96.1	123.2	(22)%
Total Net Sales	$374.3	$438.1	(15)%
First quarter fiscal year 2025 consolidated net sales decreased 15% compared to the first quarter of fiscal year 2024. The impact from foreign currency fluctuations on net sales was less than 1% in the current quarter compared to the first quarter of fiscal year 2024. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market decreased 11% during the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024. The decrease in the first quarter is due to customer demand reductions, particularly in North America and Europe.
•Sales to customers in the medical market declined in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024. The decrease is primarily due to customer demand reductions.
•Sales to customers in the industrial market decreased 22% during the first quarter of fiscal year 2025, when compared to the first quarter of fiscal year 2024. Approximately half of the decline is related to the sale of GES and the remainder is due to continued softness in industrial specific to smart metering and climate control production.
Sales to Nexteer Automotive, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2024	2023
Nexteer Automotive	18%	16%
ZF	13%	14%
HL Mando	*	10%

* amount is less than 10% of total

Gross profit as a percent of net sales in the first quarter of fiscal year 2025 declined when compared to the first quarter of fiscal year 2024 as we experienced lost absorption on lower revenue.
Selling and administrative expenses decreased both as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2025 when compared to the first quarter of fiscal year 2024, driven by cost reduction efforts, decreased profit-sharing bonus expense, and the classification of factoring fees.
In the three months ended September 30, 2024, we recorded pre-tax restructuring expense of $2.3 million for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels.
We completed the divestiture of GES on July 31, 2024 and recorded a gain on disposal of $1.3 million during the first quarter of fiscal year 2025. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2024	2023
Interest income	$222	$299
Interest expense	(4,792)	(5,447)
Foreign currency/derivative gain (loss)	(1,034)	(674)
Gain (loss) on SERP investments	345	(177)
Factoring fees	(537)	—
Credit facilities fees and bank charges	(263)	(201)
Other	(172)	(79)
Other income (expense), net	$(6,231)	$(6,279)
Interest expense has decreased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to lower interest rates and lower borrowings on credit facilities. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.

Our provision (benefit) for income taxes for the three months ended September 30, 2024 and September 30, 2023 was $(0.3) million, or (9.4)% of income before taxes on income, and $2.5 million, or 18.6% of income before taxes on income, respectively. The tax benefit in the three months ended September 30, 2024 was the result of an interest recovery on a prior period tax audit.
Open orders were down 35% as of September 30, 2024 compared to September 30, 2023. The decrease in open orders from September 30, 2023 is primarily driven by reduced orders due to cancellation of a major automotive program, other automotive customer demand reductions, and medical customer demand reductions. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Our open orders depend on the lead times from our customers, which have reduced since September 30, 2023 when parts were more constrained, which also contributed to the decline in open orders.
Liquidity and Capital Resources
Working capital at September 30, 2024 was $439.0 million compared to working capital of $471.7 million at June 30, 2024. The current ratio was 2.3 at both September 30, 2024 and June 30, 2024. The debt-to-equity ratio was 0.4 at September 30, 2024 and 0.5 at June 30, 2024. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $263.4 million at September 30, 2024 and $220.1 million at June 30, 2024.

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

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Days Sales Outstanding	66	58	58
Contract Asset Days	18	16	17
Production Days Supply on Hand	100	93	108
Accounts Payable Days	56	50	71
Advances from Customers Days	20	17	9
Cash Conversion Days	108	100	103
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the average of monthly customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have supported our customers through strategic inventory builds to mitigate parts shortages, which adversely impacted our PDSOH and CCD metrics. We have experienced customers push out deliveries and sales declines, which have negatively impacted our cash conversion days and working capital. We expect our CCD metrics to improve as we align our working capital with the lower sales levels.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2025 and 2024.

	Three Months Ended
	September 30
(Amounts in Millions)	2024	2023
Net cash provided by operating activities	$45.5	$12.8
Net cash provided by (used for) investing activities	$5.2	$(11.3)
Net cash (used for) provided by financing activities	$(53.0)	$14.0
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal year 2025 was driven by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities for the first three months of the prior year was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities.
Net income adjusted for non-cash items provided cash of $16.8 million in the first three months of fiscal year 2025, while changes in operating assets and liabilities provided $28.7 million of cash in the first three months of fiscal year 2025, largely due to a decrease of accounts receivable, which provided cash of $20.1 million primarily resulting from decreased sales volumes compared to the three months ended June 30, 2024, and an increase in advances from customers, which provided cash of $8.7 million. Partially offsetting cash provided by accounts receivable and advances from customers was a decrease in accrued expenses and taxes payable, which used cash of $22.5 million primarily driven by timing of profit-sharing incentive bonus and income tax payments.
The cash used of $9.7 million from changes in operating assets and liabilities in the first three months of fiscal year 2024 was largely due to an increase in inventory, which used cash of $34.0 million, driven by investment to support our newly expanded facilities, a decrease in accounts payable, which used cash of $11.6 million, and an increase in contract assets, which used cash of $8.9 million. Partially offsetting cash used by inventory, accounts payable, and contract assets was a decrease in accounts receivable, which provided cash of $45.3 million primarily resulting from decreased sales volumes compared to the three months ended June 30, 2023.

Cash Flows from Investing Activities
Net cash provided by investing activities of $5.2 million in the first three months of fiscal year 2025 was largely due to the $18.5 million of proceeds from the sale of GES, partially offset by capital investments of $13.5 million primarily to support new business awards and replacement of older machinery and equipment. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information on the divestiture of GES.
Net cash used for investing activities in the first three months of fiscal year 2024 included $11.3 million cash used for capital investments. The capital investments were primarily to support new business awards, facility expansions, and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first three months of fiscal year 2025, net cash used for financing activities of $53.0 million resulted largely from net payments on our credit facilities of $49.1 million. For the first three months of fiscal year 2024, net cash provided by financing activities of $14.0 million resulted largely from net borrowings on our credit facilities of $15.4 million primarily for working capital purposes and capital expenditures.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. The Company also maintains a 364-day multi-currency revolving credit facility (the “secondary credit facility”), which allows for borrowings up to $100 million and has a maturity date of January 3, 2025. The proceeds of the loans on the primary credit facility and the secondary credit facility are to be used for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary and secondary credit facilities during the period ended September 30, 2024.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of September 30, 2024, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2024 and 2023, we sold, without recourse, $87.3 million and $103.0 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $186.8 million at September 30, 2024, including the $100 million secondary credit facility. Our secondary credit facility matures on January 3, 2025. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed. While our primary credit facility includes a covenant that limits the amount of sold receivables outstanding at any time, currently and historically, we have been considerably below this limit.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At September 30, 2024, our capital expenditure commitments were approximately $13 million, consisting primarily of capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.

We expect to continue our restructuring efforts, including the closure of our Tampa facility. We expect these restructuring efforts to be predominantly cash expenditures to be incurred over approximately the next 12 months and estimate between $10.0 million and $14.0 million of pre-tax restructuring charges, including $8.0 million to $11.0 million for Tampa exit costs. Once Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the exit costs.
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
At September 30, 2024, our foreign operations held cash totaling $75.7 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested.
The Company’s Repurchase Plan allows the repurchase of up to $100 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $94.7 million of common stock under the Repurchase Plan through September 30, 2024.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies, and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2024.
Fair Value
During the first quarter of fiscal year 2025, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2024, we do not have any material off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the year ended June 30, 2024. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024.

New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2024.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2024.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Repurchase Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, and November 10, 2020, the Board extended and increased the Repurchase Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Repurchase Plan to $100 million.
During the three months ended September 30, 2024, the Company repurchased $2.9 million of common stock under the Repurchase Plan. The following table contains information about our purchases of equity securities during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2024 - July 31, 2024	—	$—	—	$8,169,923
August 1, 2024 - August 31, 2024	14,062	$18.57	14,062	$7,908,831
September 1, 2024 - September 30, 2024	145,616	$17.96	145,616	$5,294,125
Total	159,678	$18.01	159,678
(1) Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended September 30, 2024, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(a)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(a)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
November 6, 2024

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
November 6, 2024