Form 10-Q
period 2024-12-31
Kimball Electronics, Inc.
filed 2025-02-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of January 23, 2025 was 24,554,663 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	December 31, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$53,865	$77,965
Receivables, net of allowances of $147 and $1,002, respectively	235,166	282,336
Contract assets	81,957	76,320
Inventories	306,242	338,116
Prepaid expenses and other current assets	31,550	44,682
Assets held for sale	—	27,587
Total current assets	708,780	847,006
Property and Equipment, net of accumulated depreciation of $318,560 and $309,499, respectively	271,251	269,659
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $27,817 and $27,300, respectively	2,716	2,994
Other Assets, net	85,498	82,069
Total Assets	$1,074,436	$1,207,919

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$24,900	$59,837
Accounts payable	204,690	213,551
Advances from customers	39,340	30,151
Accrued expenses	42,291	63,189
Liabilities held for sale	—	8,594
Total current liabilities	311,221	375,322
Other Liabilities:
Long-term debt, less current portion	179,601	235,000
Long-term income taxes payable	—	3,255
Other long-term liabilities	46,138	53,881
Total other liabilities	225,739	292,136
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,551,000 and 24,733,000, respectively	—	—
Additional paid-in capital	319,744	319,463
Retained earnings	323,150	316,564
Accumulated other comprehensive loss	(23,383)	(17,807)
Treasury stock, at cost:
Shares: 4,879,000 and 4,697,000, respectively	(82,035)	(77,759)
Total Share Owners’ Equity	537,476	540,461
Total Liabilities and Share Owners’ Equity	$1,074,436	$1,207,919
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Unaudited)	2024	2023	2024	2023
Net Sales	$357,392	$421,235	$731,648	$859,316
Cost of Sales	333,965	386,802	684,621	789,341
Gross Profit	23,427	34,433	47,027	69,975
Selling and Administrative Expenses	10,526	17,823	23,953	33,875
Restructuring Expense	4,671	—	6,993	—
Gain on Disposal	—	—	(1,264)	—
Operating Income	8,230	16,610	17,345	36,100
Other Income (Expense):
Interest income	253	101	475	400
Interest expense	(4,241)	(6,137)	(9,033)	(11,584)
Non-operating income (expense), net	(768)	702	(2,429)	(429)
Other income (expense), net	(4,756)	(5,334)	(10,987)	(11,613)
Income Before Taxes on Income	3,474	11,276	6,358	24,487
Provision (Benefit) for Income Taxes	42	2,986	(228)	5,443
Net Income	$3,432	$8,290	$6,586	$19,044

Earnings Per Share of Common Stock:
Basic	$0.14	$0.33	$0.26	$0.76
Diluted	$0.14	$0.33	$0.26	$0.75

Average Number of Shares Outstanding:
Basic	24,870	25,094	24,924	25,067
Diluted	24,968	25,211	25,098	25,240

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2024			December 31, 2023
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,432			$8,290
Other comprehensive income (loss):
Foreign currency translation adjustments	$(12,090)	$—	$(12,090)	$6,484	$—	$6,484
Postemployment actuarial change	337	(103)	234	(637)	186	(451)
Derivative gain (loss)	(822)	241	(581)	4,358	(960)	3,398
Reclassification to (earnings) loss:
Derivatives	1,034	(268)	766	(1,625)	341	(1,284)
Amortization of actuarial change	74	(17)	57	(10)	3	(7)
Other comprehensive income (loss)	$(11,467)	$(147)	$(11,614)	$8,570	$(430)	$8,140
Total comprehensive income			$(8,182)			$16,430

	Six Months Ended			Six Months Ended
	December 31, 2024			December 31, 2023
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,586			$19,044
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,139)	$—	$(5,139)	$2,254	$—	$2,254
Postemployment actuarial change	443	(138)	305	(608)	179	(429)
Derivative gain (loss)	(2,569)	686	(1,883)	3,971	(882)	3,089
Reclassification to (earnings) loss:
Derivatives	1,418	(374)	1,044	(4,492)	995	(3,497)
Amortization of actuarial change	127	(30)	97	(16)	4	(12)
Other comprehensive income (loss)	$(5,720)	$144	$(5,576)	$1,109	$296	$1,405
Total comprehensive income			$1,010			$20,449

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Six Months Ended
	December 31
(Unaudited)	2024	2023
Cash Flows From Operating Activities:
Net income	$6,586	$19,044
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,261	18,067
(Gain) loss on sales of assets	8	(71)
Deferred income taxes	(100)	(3,113)
Gain on disposal	(1,264)	—
Stock-based compensation	2,573	3,662
Other, net	2,030	3,494
Change in operating assets and liabilities:
Receivables	45,451	(5,734)
Contract assets	(5,637)	(3,093)
Inventories	27,955	(4,358)
Prepaid expenses and other assets	13,719	(2,848)
Accounts payable	(8,992)	(42,480)
Advances from customers	1,423	8,763
Accrued expenses and taxes payable	(27,081)	(9,255)
Net cash provided by (used for) operating activities	74,932	(17,922)
Cash Flows From Investing Activities:
Capital expenditures	(19,761)	(24,406)
Proceeds from sales of assets	264	192
Purchases of capitalized software	(261)	(143)
Net proceeds from disposal	18,507	—
Other, net	37	(8)
Net cash used for investing activities	(1,214)	(24,365)
Cash Flows From Financing Activities:
Proceeds from credit facilities	100,000	—
Payments on credit facilities	(180,000)	—
Net change in revolving credit facilities	(9,830)	40,250
Repurchases of common stock	(6,034)	—
Payments related to tax withholding for stock-based compensation	(937)	(1,391)
Debt issuance costs	(454)	—
Net cash (used for) provided by financing activities	(97,255)	38,859
Effect of Exchange Rate Change on Cash and Cash Equivalents	(722)	368
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(24,259)	(3,060)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	78,779	43,864
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$54,520	$40,804
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$5,842	$13,080
Interest expense	$13,495	$8,987
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,934	$2,538
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	December 31, 2024	June 30, 2024
Cash and Cash Equivalents	$53,865	$77,965
Restricted Cash included in Prepaid expenses and other current assets	$655	$814
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$54,520	$78,779
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at September 30, 2024	$319,175	$319,718	$(11,769)	$(79,366)	$547,758
Net income		3,432			3,432
Other comprehensive income (loss)			(11,614)		(11,614)
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	379				379
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of common stock (156,000 shares) (including excise tax)				(3,009)	(3,009)
Amounts at December 31, 2024	$319,744	$323,150	$(23,383)	$(82,035)	$537,476

Amounts at September 30, 2023	$314,255	$306,807	$(17,781)	$(75,019)	$528,262
Net income		8,290			8,290
Other comprehensive income (loss)			8,140		8,140
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	1,867				1,867
Performance and restricted share issuance (1,000 shares and 1,000 shares, respectively)	(48)			21	(27)
Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989

	Six Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		6,586			6,586
Other comprehensive income (loss)			(5,576)		(5,576)
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	2,337				2,337
Performance and restricted share issuance (83,000 and 22,000 shares)	(2,246)			1,285	(961)
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of common stock (315,000 shares)				(5,901)	(5,901)
Amounts at December 31, 2024	$319,744	$323,150	$(23,383)	$(82,035)	$537,476

Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		19,044			19,044
Other comprehensive income (loss)			1,405		1,405
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	3,480				3,480
Performance and restricted share issuance (108,000 and 15,000 shares)	(2,888)			1,497	(1,391)
Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of December 31, 2024 and June 30, 2024, results of operations for the three and six months ended December 31, 2024 and 2023, cash flows for the six months ended December 31, 2024 and 2023, and share owners’ equity for the three and six months ended December 31, 2024 and 2023. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2024 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2024 and 2023, we sold, without recourse, $169.0 million and $198.9 million of accounts receivable, respectively. For the three months ended December 31, 2024 and 2023, factoring fees were $0.5 million and $0.8 million, and $1.1 million and $1.7 million during the six months ended December 31, 2024 and 2023, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2024. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses.
During the three months ended December 31, 2023, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At December 31, 2024, the noncurrent receivable associated with this customer in Other Assets, net of allowance for expected credit losses, totaled $2.7 million. The current portion of receivables from this customer is $2.6 million at December 31, 2024.
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

Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2024	2023	2024	2023
Foreign currency/derivative gain (loss)	$243	$346	$(791)	$(328)
Gain (loss) on SERP investments	(69)	484	276	307
Factoring fees	(517)	—	(1,053)	—
Credit facilities and bank fees	(267)	(182)	(530)	(383)
Other	(158)	54	(331)	(25)
Non-operating income (expense), net	$(768)	$702	$(2,429)	$(429)
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of December 31, 2024 and June 30, 2024, the remaining provision recorded for the one-time deemed repatriation tax was $3.3 million and $5.9 million, respectively, payable through fiscal year 2026. As of December 31, 2024, the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets.
With the expected capital gains generated from the sale of the Tampa property, a portion of our deferred tax asset allowances from past capital losses are now expected to be realized, and in the second quarter of fiscal year 2025, we reversed $2.4 million of these allowances, reducing our income tax expense.
New Accounting Standards:
Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board FASB issued guidance on Expense Disaggregation Disclosures, requiring more disclosure about the types of expenses presented in our expense captions. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In November 2023, the FASB issued guidance on Improvements to Reportable Segment Disclosures, requiring additional, more detailed information about a reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In December 2023, the FASB issued guidance on Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance is to be adopted prospectively with the option to adopt retrospectively. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
The following table disaggregates our revenue by end market vertical for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2024	2023	2024	2023
Vertical Markets:
Automotive	$192.8	$200.2	$381.1	$412.7
Medical	84.0	108.1	173.8	210.5
Industrial	80.6	112.9	176.7	236.1
Total net sales	$357.4	$421.2	$731.6	$859.3
For the three months ended December 31, 2024 and 2023, approximately 99% and 95% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the six months ended December 31, 2024 and 2023, approximately 98% and 96% of our net sales were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $82.0 million and $76.3 million as of December 31, 2024 and June 30, 2024, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $50.8 million and $43.1 million as of December 31, 2024 and June 30, 2024, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. We also have deposits associated with inventory purchases classified as long term. See Note 5 - Inventories of Notes to Condensed Consolidated Financial Statements for further discussion.
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

The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2024	2023	2024	2023
Net Sales	$—	$12,513	$2,075	$22,798
Income (Loss) Before Taxes on Income (1)	$—	$1,146	$985	$551
(1) Includes gain on sale of $1.3 million for the six months ended December 31, 2024. Each period also includes allocated corporate overhead expenses.
Note 4. Restructuring Activities
In the three and six months ended December 31, 2024, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $1.7 million and $4.0 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through December 31, 2024 was $6.4 million. We expect to continue executing these previously announced restructuring efforts over the remainder of the fiscal year and estimate between $0.5 million and $1.0 million of additional pre-tax restructuring charges.
Additionally, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”), expected to be substantially completed by the end of the fiscal year. The decision was made to leverage capacity within our global footprint and streamlining the operating structure. We expect to incur approximately $6.5 million to $8.5 million in total exit costs, including most significantly $4.0 million to $5.0 million in employee termination benefits and $2.5 million to $3.5 million in logistical costs to transfer and validate programs at our other facilities. We expect these costs to be predominantly cash expenditures, and a majority are anticipated to be incurred over the remainder of fiscal year 2025. For the three and six months ended December 31, 2024, we recorded restructuring expense of $3.0 million for the Tampa Closure Plan.
Accrued restructuring is recorded in Accrued expenses in the Condensed Consolidated Balance Sheet. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2024	$—	$—	$—
Restructuring charges	2,726	264	2,990
Payments	(93)	(264)	(357)
Non-cash activity	—	—	—
Balance at December 31, 2024	$2,633	$—	$2,633

Once Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the exit costs.
Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	December 31, 2024	June 30, 2024
Finished products	$222	$141
Work-in-process	—	—
Raw materials	306,020	337,975
Total inventory	$306,242	$338,116
Additionally, as of December 31 and June 30, 2024, we have raw materials inventory totaling $44.3 million and $42.8 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. A majority of this inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. As of December 31 and June 30, 2024, we have received deposits from this customer for this long-term inventory totaling $30.7 million and $38.7 million, respectively, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. The remaining inventory classified as long term is primarily related to other excess raw materials inventory we do not expect to consume or sell within twelve months. For a majority of these, we have arrangements with our customers to pay us carrying costs.
Note 6. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2024 and 2023, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	(5,139)	(1,883)	305	(6,717)
Reclassification to (earnings) loss	—	1,044	97	1,141
Net current-period other comprehensive income (loss)	(5,139)	(839)	402	(5,576)
Balance at December 31, 2024	$(19,399)	$(3,234)	$(750)	$(23,383)

Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	2,254	3,089	(429)	4,914
Reclassification to (earnings) loss	—	(3,497)	(12)	(3,509)
Net current-period other comprehensive income (loss)	2,254	(408)	(441)	1,405
Balance at December 31, 2023	$(9,578)	$960	$(1,023)	$(9,641)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2024	2023	2024	2023
Derivative gain (loss) (1)	$(1,034)	$1,625	$(1,418)	$4,492	Cost of Sales
	268	(341)	374	(995)	Benefit (Provision) for Income Taxes
	$(766)	$1,284	$(1,044)	$3,497	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	(74)	10	(127)	16	Non-operating income (expense), net
	17	(3)	30	(4)	Benefit (Provision) for Income Taxes
	$(57)	$7	$(97)	$12	Net of Tax
Total reclassifications for the period	$(823)	$1,291	$(1,141)	$3,509	Net of Tax
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

Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during the six months ended December 31, 2024 and 2023.
Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	December 31, 2024	December 31, 2024	June 30, 2024
Primary credit facility, revolving (1)	$194.6	$105.0	$285.5
Primary credit facility, term (1)	—	100.0	—
Secondary credit facility (2)	—	—	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	6.9	—	—
Netherlands revolving credit facility (3)	9.6	—	9.3
Poland revolving credit facility (3)	5.2	—	—
Total credit facilities	$226.4	$205.0	$294.8
Unamortized deferred debt financing fees		$(0.5)	$—
Total long-term debt		$204.5	$294.8
Less: current portion		$(24.9)	$(59.8)
Long-term debt under credit facilities, less current portion (4)		$179.6	$235.0
(1) The Company maintained a U.S. primary credit facility which was scheduled to mature on May 4, 2027 that provided for $300 million in borrowings, and the Company had utilized this facility for revolving borrowings. On December 20, 2024, the Company entered into an amended and restated credit agreement (the “restated primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The restated primary credit facility adds a term loan borrowing facility that provides for term loan borrowings (“term borrowings”) of $100 million repayable in scheduled quarterly installments, scheduled to mature December 20, 2029. The terms for the revolving borrowings remain largely unchanged with a maturity date of May 4, 2027 and continue to provide for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million upon request, subject to the consent of each lender participating in such increase.
This facility is maintained for working capital and general corporate purposes of the Company, and pursuant to the restated primary credit facility, the Company is permitted to use the proceeds to refinance existing indebtedness. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the restated primary credit facility. Types of borrowings available on the restated primary credit facility include term loans, revolving loans, multi-currency term loans, and swingline loans.
At December 31, 2024, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
The interest rate on borrowings is dependent on the class, type and currencies of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”) for one, three, or six-month tenors as elected, which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus ten hundredths percent (0.10%), plus the Revolving Commitment Term Benchmark spread or Term Loan Benchmark spread which can range from 100.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;

•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Revolving Commitment Term Benchmark spread or Term Loan Term Benchmark spread which can range from 100.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuating rate per annum equal to the higher of:
a.Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
b.1/2 of 1% per annum above the Federal Reserve Bank of New York (NYFRB) Rate (as defined under the restated primary credit facility); or
c.1% per annum above the Adjusted SOFR Rate (as defined under the restated primary credit facility);
plus the Revolving Commitment ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. Under the restated primary credit facility, the ABR Spread and Benchmark Spread for term borrowings are the same as for revolving borrowings.
The Company’s financial covenants under the amended primary credit facility require:
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
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both December 31, 2024 and June 30, 2024.
(2) Concurrently on December 20, 2024 with its entry into the restated primary credit facility, the Company terminated its 364-day multi-currency revolving credit facility agreement (the “secondary credit facility”), which was entered into on January 5, 2024 and originally scheduled to mature on January 3, 2025. The secondary credit facility allowed for borrowings up to $100.0 million, and the Company had no borrowings on the secondary credit facility at June 30, 2024.
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
(4) The amount of long-term debt under credit facilities, less current maturities, reflects the revolving borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months in addition to the long-term portion of the term borrowings. The revolving borrowings on the primary credit facility matures on May 4, 2027.

As of December 31, 2024, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
Remaining 2025	$2.50
2026	5.00
2027	6.25
2028	7.50
2029	8.75
Thereafter	70.00
Total	$100.00
The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2024 and June 30, 2024 were 6.4% and 6.8%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the six months ended December 31, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
Recurring Fair Value Measurements:
As of December 31, 2024 and June 30, 2024, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,803	$1,803
Trading securities: mutual funds held in nonqualified SERP	5,547	—	5,547
Total assets at fair value	$5,547	$1,803	$7,350
Liabilities
Derivatives: foreign exchange contracts	$—	$3,609	$3,609
Total liabilities at fair value	$—	$3,609	$3,609

	June 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,420	$1,420
Trading securities: mutual funds held in nonqualified SERP	5,445	—	5,445
Total assets at fair value	$5,445	$1,420	$6,865
Liabilities
Derivatives: foreign exchange contracts	$—	$2,485	$2,485
Total liabilities at fair value	$—	$2,485	$2,485

We had no level 3 assets or liabilities at December 31, 2024 and June 30, 2024, or any activity in Level 3 assets or liabilities during the six months ended December 31, 2024.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the six months ended December 31, 2024. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of December 31, 2024, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $18.3 million and to hedge currencies against the Euro in the aggregate notional amount of 38.8 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2024, we estimate that approximately $2.8 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2024 and June 30, 2024.

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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2024	June 30, 2024	Balance Sheet Location	December 31, 2024	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$887	$966	Accrued expenses	$3,545	$2,330

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	916	454	Accrued expenses	64	155
Total derivatives		$1,803	$1,420		$3,609	$2,485
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2024	2023	2024	2023
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(822)	$4,358	$(2,569)	$3,971
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2024	2023	2024	2023
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(1,034)	$1,625	$(1,418)	$4,492

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$2,237	$(1,015)	$692	$(873)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,203	$610	$(726)	$3,619
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $1.0 million and $3.1 million for the six months ended December 31, 2024 and December 31, 2023, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of December 31, 2024, both total investments and obligations under SERP were $5.6 million, of which $2.0 million were short term and $3.6 million were long term. As of June 30, 2024, both total investments and obligations under SERP were $5.4 million, of which $2.0 million were short term and $3.4 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the six months ended December 31, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of December 31, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. As of June 30, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. Net periodic benefit costs were not material for the six months ended December 31, 2024 and 2023.

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
During the first six months of fiscal year 2025, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (2)
Long-Term Performance Shares (1)	1st Quarter	23,460	$18.49

Restricted Shares (3)	1st Quarter	152,917	$18.49

Long-Term Performance Shares (4)	2nd Quarter	207,344	$21.89

Unrestricted Shares (5)	2nd Quarter	26,192	$19.09

Deferred Share Units (6)	2nd Quarter	28,288	$19.09
(1) Long-term performance share awards were granted to key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. These awards granted in fiscal year 2025 will cliff vest at the third anniversary of the award date in fiscal year 2028.
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
(4) Long-term performance shares were granted to leadership team members. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2025 will cliff vest in fiscal year 2028.
Under these awards, a number of shares will be issued to each participant based upon a combination of the Company’s economic profit for fiscal years 2026 and 2027 as compared to the Board approved plan and the Company’s relative total shareholder return (rTSR) for the performance period as compared to a group of peer companies selected by the Talent, Culture, and Compensation Committee of the Board. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200% if results on both measures exceed targets under the formula.
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
Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows, amounts as of June 30, 2024 exclude the amounts that were classified as held for sale and later divested on July 31, 2024:

(Amounts in Thousands)
Balance as of June 30, 2024
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Balance as of December 31, 2024
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Other Intangible Assets includes capitalized software. The estimated useful life of internal-use software ranges from 3 years to 10 years. For the three months ended December 31, 2024 and 2023, amortization expense of other intangible assets was $0.3 million and $0.6 million, respectively. For the six months ended December 31, 2024 and 2023, amortization expense of other intangible assets was $0.5 million and $1.5 million, respectively. The three and six months ended December 31, 2023 included the amortization on customer relationships, technology, and trade name intangible assets associated with GES. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for additional information. We have no intangible assets with indefinite useful lives, which are not subject to amortization.

Note 14. Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “Repurchase Plan”) allowing the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time.
During the six months ended December 31, 2024, the Company repurchased $5.9 million shares of common stock under the Repurchase Plan at an average price of $18.60 per share. During the six months ended December 31, 2023, the Company had no repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $97.7 million of common stock at an average cost of $15.59 per share.

Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Basic and Diluted Earnings Per Share:
Net Income	$3,432	$8,290	$6,586	$19,044
Less: Net Income allocated to participating securities	4	10	7	25
Net Income allocated to common Share Owners	$3,428	$8,280	$6,579	$19,019

Basic weighted average common shares outstanding	24,870	25,094	24,924	25,067
Dilutive effect of average outstanding stock compensation awards	98	117	174	173
Dilutive weighted average shares outstanding	24,968	25,211	25,098	25,240

Earnings Per Share of Common Stock:
Basic	$0.14	$0.33	$0.26	$0.76
Diluted	$0.14	$0.33	$0.26	$0.75
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
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics, and we further offer contract manufacturing services for non-electronic components, medical disposables, drug delivery solutions, and precision molded plastics. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has previously recognized us four times for achieving the Highest Overall Customer Rating in their Service Excellence Awards, and most recently, we received Highest Customer Ratings in seven service categories in 2024.
The contract manufacturing services industry is very competitive. As a mid-sized player, we can expect to be challenged by the agility and flexibility of the smaller, regional players, and we can expect to be challenged by the scale and price competitiveness of the larger, global players. We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space. We expect to continue to effectively operate in this market space; however, one significant challenge will be maintaining our profit margins. Pricing is competitive in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects. This characteristic of the contract electronics marketplace is expected to continue.
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
Net sales in the second quarter of the current fiscal year decreased 15% compared to the prior fiscal year second quarter, most significantly in our medical and industrial end market verticals. The decrease in sales to customers in the medical markets were largely driven by adjacent impacts with our major medical customer with the FDA recall and the wind down of other programs. The decrease in sales to customers in the industrial market were related to the sale of GES and declines in smart metering and public safety.
We expect consolidated net sales to continue to lag when compared to fiscal year 2024, which we expect to continue through calendar year 2025, most significantly with the loss of a major automotive program by our customer that was unrelated to any issues with our workmanship, quality, or ability to produce the product, the expected consolidated net sales decrease from the divestiture of our GES business, and the adjacent impacts with our major medical customer with the FDA recall.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.3, a debt-to-equity ratio of 0.4, and Share Owners’ equity of $537 million at December 31, 2024. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Six Months Ended
	December 31
Customer Service Years	2024	2023
More than 10 Years
% of Net Sales	77%	75%
# of Customers	36	35
5 to 10 Years
% of Net Sales	16%	20%
# of Customers	12	18
Less than 5 Years
% of Net Sales	7%	5%
# of Customers	10	12
Total
% of Net Sales	100%	100%
# of Customers	58	65
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2024.

Results of Operations

	At or for the
	Three Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$357.4		$421.2		(15)%
Gross Profit	$23.4	6.6%	$34.4	8.2%	(32)%
Selling and Administrative Expenses	10.5	3.0%	17.8	4.3%	(41)%
Restructuring Expense	4.7	1.3%	—	—%	—%
Operating Income	8.2	2.3%	16.6	3.9%	(50)%
Other Income (Expense)	(4.8)		(5.3)
Provision (Benefit) for Income Taxes	—		3.0		(99)%
Net Income	$3.4		$8.3		(59)%
Diluted Earnings per Share	$0.14		$0.33		(58)%
Open Orders	$564		$836		(33)%

	For the Six Months Ended
	December 31
(Amounts in Millions, Except for Per Share Data)	2024	as a % of Net Sales	2023	as a % of Net Sales	% Change
Net Sales	$731.6		$859.3		(15)%
Gross Profit	$47.0	6.4%	$70.0	8.1%	(33)%
Selling and Administrative Expenses	24.0	3.2%	33.9	3.9%	(29)%
Restructuring Expense	7.0	1.0%	—	—%	—%
Gain on Disposal	(1.3)	(0.2)%	—	—%	—%
Operating Income	17.3	2.4%	36.1	4.2%	(52)%
Other Income (Expense)	(10.9)		(11.7)
Provision for Income Taxes	(0.2)		5.4		(104)%
Net Income	$6.6		$19.0		(65)%
Diluted Earnings per Share	$0.26		$0.75		(65)%

Net Sales by Vertical Market	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2024	2023	% Change	2024	2023	% Change
Automotive	$192.8	$200.2	(4)%	$381.1	$412.7	(8)%
Medical	84.0	108.1	(22)%	173.8	210.5	(17)%
Industrial	80.6	112.9	(29)%	176.7	236.1	(25)%
Total Net Sales	$357.4	$421.2	(15)%	$731.6	$859.3	(15)%
Second quarter fiscal year 2025 consolidated net sales decreased 15% compared to the second quarter of fiscal year 2024, and the year-to-date fiscal year 2025 consolidated net sales also decreased 15% compared to the year-to-date period of fiscal year 2024. The impact from foreign currency fluctuations on net sales was less than 1% in the current quarter compared to the second quarter and year-to-date period of fiscal year 2024. By end market vertical, our market verticals fluctuated as follows:
•In the automotive end market vertical, for both the quarter over quarter and year-to-date periods, improvement in demand in China helped to partially offset lower demand in North America and Europe and the loss of a major automotive program that was unrelated to Kimball.

•In the medical end market vertical, for both the quarter over quarter and year-to-date periods, the decrease was driven by adjacent impacts with our major medical customer with the FDA recall and the wind down of other programs.
•In the industrial end market vertical, the sale of GES accounts for approximately one-third of the decline quarter over quarter and in the year-to-date period. The remaining declines are in our smart metering programs, where our customers are experiencing continued market share declines from commoditization, and moderate declines in climate controls and public safety.
Sales to Nexteer Automotive, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Nexteer Automotive	20%	15%	19%	16%
ZF	12%	11%	12%	12%
HL Mando	*	11%	*	11%

* amount is less than 10% of total
Gross profit as a percent of net sales in the second quarter of fiscal year 2025 declined when compared to the second quarter of fiscal year 2024 as well as in the first half of the fiscal year as we experienced lost absorption on lower revenue.
Selling and administrative expenses decreased both as a percent of net sales and in absolute dollars in the second quarter of fiscal year 2025 when compared to the second quarter of fiscal year 2024 as well as in the first half of the fiscal year, driven by cost reduction efforts, the classification of factoring fees, and decreased profit-sharing bonus expense and stock compensation expense driven by the decline in financial results. In the second quarter, the update of bonus and stock compensation performance metrics resulted in a substantial reduction to cumulative expense recorded. Both the second quarter and first half of fiscal year 2024 included a $2.0 million allowance for credit losses, which also contributed to the declines year over year.
In the three and six months ended December 31, 2024, we recorded pre-tax restructuring expense of $4.7 million and $7.0 million, respectively, for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure in the second quarter.
We completed the divestiture of GES on July 31, 2024 and recorded a gain on disposal of $1.3 million during the first quarter of fiscal year 2025. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2024	2023	2024	2023
Interest income	$253	$101	$475	$400
Interest expense	(4,241)	(6,137)	(9,033)	(11,584)
Foreign currency/derivative gain (loss)	243	346	(791)	(328)
Gain (loss) on SERP investments	(69)	484	276	307
Factoring fees	(517)	—	(1,053)	—
Credit facilities fees and bank charges	(267)	(182)	$(530)	(383)
Other	(158)	54	(331)	(25)
Other income (expense), net	$(4,756)	$(5,334)	$(10,987)	$(11,613)
Interest expense has decreased in the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023 due to lower borrowings on credit facilities and lower interest rates. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.

Our provision (benefit) for income taxes for the six months ended December 31, 2024 and December 31, 2023 was $(0.2) million, or (3.6)% of income before taxes on income, and $5.4 million, or 22.2% of income before taxes on income, respectively. The tax benefit in the six months ended December 31, 2024 is primarily the result of the valuation allowance reversal recorded in the second quarter associated with the expected capital gains from the sale of the Tampa property.
Open orders were down 33% as of December 31, 2024 compared to December 31, 2023. The decrease in open orders from December 31, 2023 is primarily driven by reduced orders due to cancellation of a major automotive program, other automotive customer demand reductions, and medical customer demand reductions. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Our open orders depend on the lead times from our customers, which have reduced since December 31, 2023 when parts were more constrained, which also contributed to the decline in open orders.
Liquidity and Capital Resources
Working capital at December 31, 2024 was $397.6 million compared to working capital of $471.7 million at June 30, 2024. The current ratio was 2.3 at both December 31, 2024 and June 30, 2024. The debt-to-equity ratio was 0.4 at December 31, 2024 and 0.5 at June 30, 2024. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $280.3 million at December 31, 2024 and $220.1 million at June 30, 2024.
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

	Three Months Ended
	December 31, 2024	September 30, 2024	December 31, 2023
Days Sales Outstanding	65	66	64
Contract Asset Days	19	18	18
Production Days Supply on Hand	98	100	109
Accounts Payable Days	57	56	65
Advances from Customers Days	18	20	9
Cash Conversion Days	107	108	117
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
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2025 and 2024.

	Six Months Ended
	December 31
(Amounts in Millions)	2024	2023
Net cash provided by (used for) operating activities	$74.9	$(17.9)
Net cash used for investing activities	$(1.2)	$(24.4)
Net cash (used for) provided by financing activities	$(97.3)	$38.9
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal year 2025 was driven by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the first six months of the prior year was driven by changes in operating assets and liabilities, partially offset by net income adjusted for non-cash item.

Net income adjusted for non-cash items provided cash of $28.1 million in the first six months of fiscal year 2025, while changes in operating assets and liabilities provided $46.8 million of cash in the first six months of fiscal year 2025, largely due to a decrease of accounts receivable, which provided cash of $45.5 million, and a decrease of inventory, which provided cash of $28.0 million. Partially offsetting cash provided by accounts receivable and inventory was a decrease in accrued expenses and taxes payable, which used cash of $27.1 million primarily driven by timing of profit-sharing incentive bonus and income tax payments.
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
Cash Flows from Investing Activities
Net cash used by investing activities of $1.2 million in the first six months of fiscal year 2025 was largely due to capital investments of $20.0 million primarily to support new business awards and replacement of older machinery and equipment, partially offset by the $18.5 million of proceeds from the sale of GES. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information on the divestiture of GES.
Net cash used for investing activities in the first six months of fiscal year 2024 included $24.5 million cash used for capital investments. The capital investments were primarily to support new business awards, facility expansions, and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first six months of fiscal year 2025, net cash used for financing activities of $97.3 million resulted largely from net payments on our credit facilities of $89.8 million. For the first six months of fiscal year 2024, net cash provided by financing activities of $38.9 million resulted largely from net borrowings on our credit facilities of $40.3 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029. This facility is maintained for working capital and general corporate purposes of the Company. The Company terminated its 364-day multi-currency revolving credit facility (the “secondary credit facility”), which previously allowed for borrowings up to $100 million and had a maturity date of January 3, 2025. We were in compliance with the financial covenants of the primary credit facility during the period ended December 31, 2024.
Through the amendment of the primary credit facility, including adding a $100 million term loan borrowing, we were able to maintain our same total borrowing capacity even with the termination of the secondary credit facility. Additionally, we were able to secure our primary credit facility’s interest rate pricing for the $100 million term loan for five years, which is beyond the duration of our current primary credit facility.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of December 31, 2024, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.

Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the six months ended December 31, 2024 and 2023, we sold, without recourse, $169.0 million and $198.9 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $226.4 million at December 31, 2024. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At December 31, 2024, our capital expenditure commitments were approximately $17 million, consisting primarily of capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
We expect to continue our restructuring efforts, including the closure of our Tampa facility. We expect these restructuring efforts to be predominantly cash expenditures to be incurred over the remainder of fiscal year 2025. We estimate additional pre-tax restructuring charges between $5 million to $6 million, including $4 million to $5 million for Tampa exit costs. Once Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the exit costs.
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
At December 31, 2024, our foreign operations held cash totaling $46.1 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations, and it is not anticipated such earnings will be remitted to the United States. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested.
The Company’s Repurchase Plan allows the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $97.7 million of common stock under the Repurchase Plan through December 31, 2024.
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

Fair Value
During the second quarter of fiscal year 2025, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2024, we do not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of December 31, 2024.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Repurchase Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, November 10, 2020, and November 15, 2024 the Board extended and increased the Repurchase Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Repurchase Plan to $120 million.
During the three months ended December 31, 2024, the Company repurchased $3.0 million of common stock under the Repurchase Plan. The following table contains information about our purchases of equity securities during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2024 - October 31, 2024	—	$—	—	$5,294,125
November 1, 2024 - November 30, 2024	52,972	$19.46	52,972	$24,263,268
December 1, 2024 - December 31, 2024	103,224	$19.08	103,224	$22,294,134
Total	156,196	$19.21	156,196
(1) Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended December 31, 2024, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
10.1	Amended and Restated Credit Agreement, dated as of December 19, 2024, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	12/20/2024
10.2	2024 KE Employee Profit Sharing Bonus Plan	Filed Herewith
10.3	Amendments to the Company’s Supplemental Employee Retirement Plan	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(a)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(a)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
February 5, 2025

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
February 5, 2025