Form 10-Q
period 2025-03-31
Kimball Electronics, Inc.
filed 2025-05-07
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of April 23, 2025 was 24,380,394 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$51,377	$77,965
Receivables, net of allowances of $372 and $1,002, respectively	251,138	282,336
Contract assets	78,378	76,320
Inventories	296,602	338,116
Prepaid expenses and other current assets	29,808	44,682
Assets held for sale	—	27,587
Total current assets	707,303	847,006
Property and Equipment, net of accumulated depreciation of $330,302 and $309,499, respectively	268,351	269,659
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $28,042 and $27,300, respectively	2,601	2,994
Other Assets, net	90,109	82,069
Total Assets	$1,074,555	$1,207,919

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$28,900	$59,837
Accounts payable	215,430	213,551
Advances from customers	39,676	30,151
Accrued expenses	46,951	63,189
Liabilities held for sale	—	8,594
Total current liabilities	330,957	375,322
Other Liabilities:
Long-term debt, less current portion	149,376	235,000
Long-term income taxes payable	—	3,255
Other long-term liabilities	46,107	53,881
Total other liabilities	195,483	292,136
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,380,000 and 24,733,000, respectively	—	—
Additional paid-in capital	321,457	319,463
Retained earnings	326,967	316,564
Accumulated other comprehensive loss	(15,296)	(17,807)
Treasury stock, at cost:
Shares: 5,050,000 and 4,697,000, respectively	(85,013)	(77,759)
Total Share Owners’ Equity	548,115	540,461
Total Liabilities and Share Owners’ Equity	$1,074,555	$1,207,919
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2025	2024	2025	2024
Net Sales	$374,607	$425,036	$1,106,255	$1,284,352
Cost of Sales	347,711	391,492	1,032,332	1,180,833
Gross Profit	26,896	33,544	73,923	103,519
Selling and Administrative Expenses	13,154	16,861	37,107	50,736
Other General Income	—	(892)	—	(892)
Restructuring Expense	2,026	1,622	9,019	1,622
Goodwill Impairment	—	5,820	—	5,820
Asset Impairment (Gain on Disposal)	—	16,564	(1,264)	16,564
Operating Income (Loss)	11,716	(6,431)	29,061	29,669
Other Income (Expense):
Interest income	100	83	575	483
Interest expense	(2,936)	(5,875)	(11,969)	(17,459)
Non-operating income (expense), net	(1,726)	(530)	(4,155)	(959)
Other income (expense), net	(4,562)	(6,322)	(15,549)	(17,935)
Income (Loss) Before Taxes on Income	7,154	(12,753)	13,512	11,734
Provision (Benefit) for Income Taxes	3,337	(6,677)	3,109	(1,234)
Net Income (Loss)	$3,817	$(6,076)	$10,403	$12,968

Earnings (Loss) Per Share of Common Stock:
Basic	$0.15	$(0.24)	$0.42	$0.52
Diluted	$0.15	$(0.24)	$0.41	$0.51

Average Number of Shares Outstanding:
Basic	24,728	25,118	24,859	25,084
Diluted	24,872	25,118	25,047	25,263

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,817			$(6,076)
Other comprehensive income (loss):
Foreign currency translation adjustments	$6,860	$—	$6,860	$(3,678)	$(193)	$(3,871)
Postemployment actuarial change	(23)	3	(20)	(23)	5	(18)
Derivative gain (loss)	1,190	(280)	910	2,185	(499)	1,686
Reclassification to (earnings) loss:
Derivatives	455	(161)	294	(1,600)	352	(1,248)
Amortization of actuarial change	57	(14)	43	37	(9)	28
Other comprehensive income (loss)	$8,539	$(452)	$8,087	$(3,079)	$(344)	$(3,423)
Total comprehensive income			$11,904			$(9,499)

	Nine Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2024
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,403			$12,968
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,721	$—	$1,721	$(1,424)	$(193)	$(1,617)
Postemployment actuarial change	420	(135)	285	(631)	184	(447)
Derivative gain (loss)	(1,379)	406	(973)	6,156	(1,381)	4,775
Reclassification to (earnings) loss:
Derivatives	1,873	(535)	1,338	(6,092)	1,347	(4,745)
Amortization of actuarial change	184	(44)	140	21	(5)	16
Other comprehensive income (loss)	$2,819	$(308)	$2,511	$(1,970)	$(48)	$(2,018)
Total comprehensive income			$12,914			$10,950

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2025	2024
Cash Flows From Operating Activities:
Net income	$10,403	$12,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,412	28,522
(Gain) loss on sales of assets	(12)	110
Deferred income taxes	(4,565)	(14,149)
Goodwill impairment	—	5,820
Asset Impairment (Gain on Disposal)	(1,264)	16,264
Stock-based compensation	4,528	5,435
Other, net	3,451	5,025
Change in operating assets and liabilities:
Receivables	32,464	16,446
Contract assets	(2,058)	2,725
Inventories	39,879	1,865
Prepaid expenses and other assets	13,164	(5,774)
Accounts payable	(162)	(71,214)
Advances from customers	2,345	32,200
Accrued expenses and taxes payable	(19,715)	(11,526)
Net cash provided by operating activities	105,870	24,717
Cash Flows From Investing Activities:
Capital expenditures	(23,656)	(37,075)
Proceeds from sales of assets	288	241
Purchases of capitalized software	(371)	(873)
Net proceeds from disposal	18,507	—
Other, net	72	5
Net cash used for investing activities	(5,160)	(37,702)
Cash Flows From Financing Activities:
Proceeds from credit facilities	100,000	—
Payments on credit facilities	(206,250)	—
Net change in revolving credit facilities	(9,830)	38,200
Repurchases of common stock	(9,032)	—
Payments related to tax withholding for stock-based compensation	(1,004)	(1,479)
Debt issuance costs	(499)	(150)
Net cash (used for) provided by financing activities	(126,615)	36,571
Effect of Exchange Rate Change on Cash and Cash Equivalents	13	(113)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(25,892)	23,473
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	78,779	43,864
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$52,887	$67,337
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$9,229	$21,544
Interest expense	$15,310	$15,241
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,691	$4,927
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	March 31, 2025	June 30, 2024
Cash and Cash Equivalents	$51,377	$77,965
Restricted Cash included in Prepaid expenses and other current assets	$1,510	$814
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$52,887	$78,779
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2024	$319,744	$323,150	$(23,383)	$(82,035)	$537,476
Net income		3,817			3,817
Other comprehensive income (loss)			8,087		8,087
Compensation expense related to stock compensation plans	1,830				1,830
Performance and restricted share issuance (0 and 4,000 shares, respectively)	(117)			49	(68)
Repurchase of common stock (175,000 shares) (including excise tax)				(3,027)	(3,027)
Amounts at March 31, 2025	$321,457	$326,967	$(15,296)	$(85,013)	$548,115

Amounts at December 31, 2023	$316,309	$315,097	$(9,641)	$(74,776)	$546,989
Net income		(6,076)			(6,076)
Other comprehensive income (loss)			(3,423)		(3,423)
Compensation expense related to stock compensation plans	1,658				1,658
Performance and restricted share issuance (0 shares and 4,000 shares, respectively)	(139)			52	(87)
Amounts at March 31, 2024	$317,828	$309,021	$(13,064)	$(74,724)	$539,061

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		10,403			10,403
Other comprehensive income (loss)			2,511		2,511
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	4,167				4,167
Performance and restricted share issuance (83,000 and 26,000 shares)	(2,363)			1,334	(1,029)
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of common stock (490,000 shares)				(8,928)	(8,928)
Amounts at March 31, 2025	$321,457	$326,967	$(15,296)	$(85,013)	$548,115

Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		12,968			12,968
Other comprehensive income (loss)			(2,018)		(2,018)
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	5,138				5,138
Performance and restricted share issuance (108,000 and 19,000 shares)	(3,027)			1,549	(1,478)
Amounts at March 31, 2024	$317,828	$309,021	$(13,064)	$(74,724)	$539,061

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We deliver a package of value that begins with our core competency of producing durable electronics. We further offer contract manufacturing organization (“CMO”) solutions which include operations such as precision molded plastics, complete device assembly, and cold chain management, which support the production of medical disposables and selected drug delivery devices such as auto-injectors. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2025 and June 30, 2024, results of operations for the three and nine months ended March 31, 2025 and 2024, cash flows for the nine months ended March 31, 2025 and 2024, and share owners’ equity for the three and nine months ended March 31, 2025 and 2024. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2024 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2025 and 2024, we sold, without recourse, $236.2 million and $317.0 million of accounts receivable, respectively. For the three months ended March 31, 2025 and 2024, factoring fees were $0.5 million and $0.9 million, and $1.5 million and $2.6 million during the nine months ended March 31, 2025 and 2024, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2025. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses.
During the three months ended December 31, 2023, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At March 31, 2025, the noncurrent receivable associated with this customer in Other Assets, net of allowance for expected credit losses, totaled $2.9 million. The current portion of receivables from this customer is $1.8 million at March 31, 2025.
The Company’s China operations, in limited circumstances, may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7.1 million at March 31, 2025, are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2025 were $0.1 million. No banker’s drafts were held during the prior fiscal year.
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

Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2025	2024	2025	2024
Foreign currency/derivative gain (loss)	$(847)	$(536)	$(1,638)	$(864)
Gain (loss) on SERP investments	9	277	285	584
Factoring fees	(477)	—	(1,530)	—
Credit facilities and bank fees	(209)	(241)	(739)	(624)
Other	(202)	(30)	(533)	(55)
Non-operating income (expense), net	$(1,726)	$(530)	$(4,155)	$(959)
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
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code, for which complete guidance may have not yet been issued. Tax Reform, in addition to other changes, required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of March 31, 2025 and June 30, 2024, the remaining provision recorded for the one-time deemed repatriation tax was $3.3 million and $5.9 million, respectively, payable through fiscal year 2026. As of March 31, 2025, the remaining deemed repatriation tax is short term and is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets.
With the expected capital gains generated from the sale of the Tampa property, a portion of our deferred tax asset allowances from past capital losses are now expected to be realized, and in fiscal year 2025, we reversed $2.9 million of these allowances, reducing our income tax expense.
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
In November 2023, the FASB issued guidance on Improvements to Reportable Segment Disclosures, requiring additional, more detailed information about a reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the standard for the year ended June 30, 2025 and will include any additional disclosures in its Annual Report on Form 10-K for the fiscal year.

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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2025	2024	2025	2024
Vertical Markets:
Automotive	$173.1	$202.0	$554.3	$614.7
Medical	115.2	113.0	288.9	323.5
Industrial	86.3	110.0	263.1	346.2
Total net sales	$374.6	$425.0	$1,106.3	$1,284.4
For the three months ended March 31, 2025 and 2024, approximately 98% and 97% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2025 and 2024, approximately 98% and 96% of our net sales were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $78.4 million and $76.3 million as of March 31, 2025 and June 30, 2024, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $49.7 million and $43.1 million as of March 31, 2025 and June 30, 2024, respectively. Our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. We also have deposits associated with inventory purchases classified as long term. See Note 5 - Inventories of Notes to Condensed Consolidated Financial Statements for further discussion.
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

The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2025	2024	2025	2024
Net Sales	$—	$8,105	$2,075	$30,903
Income (Loss) Before Taxes on Income (1)	$—	$(25,691)	$985	$(25,141)
(1) Includes gain on sale of $1.3 million for the nine months ended March 31, 2025 and $22.4 million in goodwill and asset impairment charges in the three and nine month periods ended March 31, 2024. Each period also includes allocated corporate overhead expenses.
Note 4. Restructuring Activities
In the three and nine months ended March 31, 2025, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $1.3 million and $5.3 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through March 31, 2025 was $6.9 million. We expect to continue executing these previously announced restructuring efforts over the remainder of the fiscal year and estimate between $0.2 million and $0.5 million of additional pre-tax restructuring charges.
Additionally, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”), expected to be substantially completed by the end of the fiscal year. The decision was made to leverage capacity within our global footprint and streamlining the operating structure. We expect to incur approximately $6.5 million to $8.5 million in total exit costs, including most significantly $4.0 million to $5.0 million in employee termination benefits and $2.5 million to $3.5 million in logistical costs to transfer and validate programs at our other facilities. We expect these costs to be predominantly cash expenditures, and a majority are anticipated to be incurred over the remainder of fiscal year 2025. For the three and nine months ended March 31, 2025, we recorded restructuring expense of $0.7 million and $3.7 million for the Tampa Closure Plan.
Accrued restructuring is recorded in Accrued expenses in the Condensed Consolidated Balance Sheet. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2024	$—	$—	$—
Restructuring charges	3,190	524	3,714
Payments	(261)	(524)	(785)
Non-cash activity	—	—	—
Balance at March 31, 2025	$2,929	$—	$2,929

Once Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the exit costs.
Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2025	June 30, 2024
Finished products	$481	$141
Work-in-process	1,957	—
Raw materials	294,164	337,975
Total inventory	$296,602	$338,116
Additionally, as of March 31 and June 30, 2024, we have raw materials inventory totaling $45.1 million and $42.8 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. A majority of this inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. As of March 31, 2025 and June 30, 2024, we have received deposits for this long-term inventory totaling $31.5 million and $38.7 million, respectively, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. The remaining inventory classified as long term is primarily related to other excess raw materials inventory we do not expect to consume or sell within twelve months. For a majority of these, we have arrangements with our customers to pay us carrying costs.
Note 6. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2025 and 2024, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	1,721	(973)	285	1,033
Reclassification to (earnings) loss	—	1,338	140	1,478
Net current-period other comprehensive income (loss)	1,721	365	425	2,511
Balance at March 31, 2025	$(12,539)	$(2,030)	$(727)	$(15,296)

Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	(1,617)	4,775	(447)	2,711
Reclassification to (earnings) loss	—	(4,745)	16	(4,729)
Net current-period other comprehensive income (loss)	(1,617)	30	(431)	(2,018)
Balance at March 31, 2024	$(13,449)	$1,398	$(1,013)	$(13,064)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2025	2024	2025	2024
Derivative gain (loss) (1)	$(455)	$1,600	$(1,873)	$6,092	Cost of Sales
	161	(352)	535	(1,347)	Benefit (Provision) for Income Taxes
	$(294)	$1,248	$(1,338)	$4,745	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	(57)	(37)	(184)	(21)	Non-operating income (expense), net
	14	9	44	5	Benefit (Provision) for Income Taxes
	$(43)	$(28)	$(140)	$(16)	Net of Tax
Total reclassifications for the period	$(337)	$1,220	$(1,478)	$4,729	Net of Tax
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

Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial as of and during the nine months ended March 31, 2025 and 2024, respectively.
Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	March 31, 2025	March 31, 2025	June 30, 2024
Primary credit facility, revolving (1)	$219.6	$80.0	$285.5
Primary credit facility, term (1)	1.2	98.8	—
Secondary credit facility (2)	—	—	—
Thailand overdraft credit facility (3)	10.1	—	—
China revolving credit facility (3)	6.9	—	—
Netherlands revolving credit facility (3)	10.0	—	9.3
Poland revolving credit facility (3)	5.4	—	—
Total credit facilities	$253.2	$178.8	$294.8
Unamortized deferred debt financing fees		$(0.5)	$—
Total long-term debt		$178.3	$294.8
Less: current portion		$(28.9)	$(59.8)
Long-term debt under credit facilities, less current portion (4)		$149.4	$235.0
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
At March 31, 2025, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
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
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both March 31, 2025 and June 30, 2024.
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

As of March 31, 2025, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
Remaining 2025	$1.25
2026	5.00
2027	6.25
2028	7.50
2029	8.75
Thereafter	70.00
Total	$98.75
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2025 and June 30, 2024 were 5.9% and 6.8%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2025. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
Recurring Fair Value Measurements:
As of March 31, 2025 and June 30, 2024, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$4,329	$—	$4,329
Derivatives: foreign exchange contracts	$—	$994	$994
Trading securities: mutual funds held in nonqualified SERP	3,751	—	3,751
Total assets at fair value	$8,080	$994	$9,074
Liabilities
Derivatives: foreign exchange contracts	$—	$1,788	$1,788
Total liabilities at fair value	$—	$1,788	$1,788

	June 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,420	$1,420
Trading securities: mutual funds held in nonqualified SERP	5,445	—	5,445
Total assets at fair value	$5,445	$1,420	$6,865
Liabilities
Derivatives: foreign exchange contracts	$—	$2,485	$2,485
Total liabilities at fair value	$—	$2,485	$2,485

We had no level 3 assets or liabilities at March 31, 2025 and June 30, 2024, or any activity in Level 3 assets or liabilities during the nine months ended March 31, 2025.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2025. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2024.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of March 31, 2025, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $11.9 million and to hedge currencies against the Euro in the aggregate notional amount of 47.0 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2025, we estimate that approximately $1.2 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2025 and June 30, 2024.

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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2025	June 30, 2024	Balance Sheet Location	March 31, 2025	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$597	$966	Accrued expenses	$1,593	$2,330

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	397	454	Accrued expenses	195	155
Total derivatives		$994	$1,420		$1,788	$2,485
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2025	2024	2025	2024
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$1,190	$2,185	$(1,379)	$6,156
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2025	2024	2025	2024
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(455)	$1,600	$(1,873)	$6,092

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(742)	$650	$(50)	$(223)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,197)	$2,250	$(1,923)	$5,869
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $1.6 million and $3.7 million for the nine months ended March 31, 2025 and March 31, 2024, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of March 31, 2025, both total investments and obligations under SERP were $3.8 million, of which $0.5 million were short term and $3.3 million were long term. As of June 30, 2024, both total investments and obligations under SERP were $5.4 million, of which $2.0 million were short term and $3.4 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed

Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding (losses) gains for the nine months ended March 31, 2025 and 2024 was approximately $(0.4) million and $0.4 million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of March 31, 2025, total obligations under these plans were $7.3 million of which $6.5 million were long term and $0.8 million were short term. As of June 30, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. Net periodic benefit costs were not material for the nine months ended March 31, 2025 and 2024.

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
During the first nine months of fiscal year 2025, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

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
Balance as of March 31, 2025
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Other Intangible Assets includes capitalized software. The estimated useful life of internal-use software ranges from 3 years to 10 years. For the three months ended March 31, 2025 and 2024, amortization expense of other intangible assets was $0.2 million and $0.5 million, respectively. For the nine months ended March 31, 2025 and 2024, amortization expense of other intangible assets was $0.8 million and $2.0 million, respectively. The three and nine months ended March 31, 2024 included the amortization on customer relationships, technology, and trade name intangible assets associated with GES. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for additional information. We have no intangible assets with indefinite useful lives, which are not subject to amortization.

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
During the nine months ended March 31, 2025, the Company repurchased $8.9 million of common stock under the Repurchase Plan at an average price of $18.10 per share. During the nine months ended March 31, 2024, the Company had no repurchases under the Repurchase Plan. Since the inception of the Repurchase Plan, the Company has repurchased $100.7 million of common stock at an average cost of $15.63 per share.

Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Basic and Diluted Earnings Per Share:
Net Income	$3,817	$(6,076)	$10,403	$12,968
Less: Net Income allocated to participating securities	4	—	11	16
Net Income allocated to common Share Owners	$3,813	$(6,076)	$10,392	$12,952

Basic weighted average common shares outstanding	24,728	25,118	24,859	25,084
Dilutive effect of average outstanding stock compensation awards	144	—	188	179
Dilutive weighted average shares outstanding	24,872	25,118	25,047	25,263

Earnings Per Share of Common Stock:
Basic	$0.15	$(0.24)	$0.42	$0.52
Diluted	$0.15	$(0.24)	$0.41	$0.51
For the three months ended March 31, 2024, all 434,000 outstanding stock compensation awards were antidilutive, as a result of the net loss recognized for the period, and were excluded from the dilutive calculation. The net loss in the three months ended March 31, 2024 was not allocated to participating securities as the holders have no requirements to fund losses. For the nine months ended March 31, 2024 and for the three and nine months ended March 31, 2025, all outstanding stock compensation awards were dilutive and were included in the dilutive calculation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “can,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies, availability or cost of raw materials and components, tariffs and other trade barriers, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2024.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. Our core competency is producing durable electronics. We further offer contract manufacturing organization (“CMO”) solutions which include operations such as precision molded plastics, complete device assembly, and cold chain management, which support the production of medical disposables and selected drug delivery devices such as auto-injectors. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has recognized us for the past 13 consecutive years for rankings in Highest Overall Customer Ratings in their Service Excellence Awards. Most recently, we were recognized by our customers for highest ratings in service excellence in seven categories: dependability/timely delivery, manufacturing quality, responsiveness, technology, value for the price, flexibility, and overall satisfaction.
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
Net sales in the third quarter of the current fiscal year decreased 12% compared to the prior fiscal year third quarter, most significantly in our automotive and industrial end market verticals. The decrease in sales to customers in the automotive markets were largely driven by the loss of a major automotive program that was unrelated to Kimball. The increase in sales to customers in the medical markets were favorably impacted by $24M in non-recurring consignment inventory sales to a customer for completed programs. The decrease in sales to customers in the industrial market were related to the sale of GES and declines in smart metering and public safety.
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
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through entering into a lease on a new facility for our Indianapolis operations, and our recently completed capacity expansions. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is its link to our financial performance, which results in varying amounts of compensation expense as profits change.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $548 million at March 31, 2025. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Nine Months Ended
	March 31
Customer Service Years	2025	2024
More than 10 Years
% of Net Sales	77%	75%
# of Customers	36	35
5 to 10 Years
% of Net Sales	17%	20%
# of Customers	13	18
Less than 5 Years
% of Net Sales	6%	5%
# of Customers	9	12
Total
% of Net Sales	100%	100%
# of Customers	58	65
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2024.
Results of Operations

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2025	as a % of Net Sales	2024	as a % of Net Sales	% Change
Net Sales	$374.6		$425.0		(12)%
Gross Profit	$26.9	7.2%	$33.5	7.9%	(20)%
Selling and Administrative Expenses	13.2	3.6%	16.8	3.9%	(22)%
Other General Income	—	—%	(0.9)	(0.2)%	100%
Restructuring Expense	2.0	0.5%	1.6	0.4%	25%
Goodwill Impairment	—	—%	5.8	1.4%	(100)%
Asset Impairment (Gain on Disposal)	—	—%	16.6	3.9%	(100)%
Operating Income (Loss)	11.7	3.1%	(6.4)	(1.5)%	282%
Other Income (Expense)	(4.6)		(6.4)
Provision (Benefit) for Income Taxes	3.3		(6.7)		150%
Net Income (Loss)	$3.8		$(6.1)		163%
Diluted Earnings per Share	$0.15		$(0.24)		163%
Open Orders	$642		$831		(23)%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2025	as a % of Net Sales	2024	as a % of Net Sales	% Change
Net Sales	$1,106.3		$1,284.4		(14)%
Gross Profit	$73.9	6.7%	$103.5	8.1%	(29)%
Selling and Administrative Expenses	37.1	3.4%	50.7	4.0%	(27)%
Other General Income	—	—%	(0.9)	(0.1)%	100%
Restructuring Expense	9.0	0.8%	1.6	0.1%	456%
Goodwill Impairment	—	—%	5.8	0.5%	(100)%
Asset Impairment (Gain on Disposal)	(1.3)	(0.1)%	16.6	1.3%	(108)%
Operating Income	29.1	2.6%	29.7	2.3%	(2)%
Other Income (Expense)	(15.6)		(17.9)
Provision (Benefit) for Income Taxes	3.1		(1.2)		352%
Net Income	$10.4		$13.0		(20)%
Diluted Earnings per Share	$0.41		$0.51		(20)%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2025	2024	% Change	2025	2024	% Change
Automotive	$173.1	$202.0	(14)%	$554.3	$614.7	(10)%
Medical	115.2	113.0	2%	288.9	323.5	(11)%
Industrial	86.3	110.0	(22)%	263.1	346.2	(24)%
Total Net Sales	$374.6	$425.0	(12)%	$1,106.3	$1,284.4	(14)%
Third quarter fiscal year 2025 consolidated net sales decreased 12% compared to the third quarter of fiscal year 2024, and the year-to-date fiscal year 2025 consolidated net sales also decreased 14% compared to the year-to-date period of fiscal year 2024. Foreign currency fluctuations had an unfavorable 1% impact on net sales in the current quarter compared to the third quarter of fiscal year 2024, and the impact was less than 1% in the current year-to-date period compared to the year-to-date period of fiscal year 2024. The non-recurring consignment sale discussed below had a favorable impact on consolidated net sales of 6% and 2% in the current year third quarter and year-to-date period, respectively. By end market vertical, our market verticals fluctuated as follows:
•In the automotive end market vertical, for both the quarter over quarter and year-to-date periods, improvement in demand in China helped to partially offset lower demand in North America and Europe and the loss of a major automotive program that was unrelated to Kimball.
•Sales to the medical end market vertical, for both the quarter over quarter and year-to-date periods, were favorably impacted by $24M in non-recurring consignment inventory sales to a customer for completed programs, which had a favorable impact on sales to the medical end market vertical of 22% in the current year third quarter and 7% in the current year-to-date period. Excluding these sales, the decrease was driven by adjacent impacts with our major medical customer with the FDA recall and the wind down of other programs.
•In the industrial end market vertical, the sale of GES accounts for approximately one-third of the decline quarter over quarter and approximately half of the decline in the year-to-date period. We also experienced declines in our smart metering programs, where our customers are experiencing continued market share declines from commoditization, and declines in public safety.

Sales to Nexteer Automotive, Philips, ZF, and HL Mando accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Nexteer Automotive	19%	16%	19%	16%
Philips	15%	*	*	*
ZF	*	12%	11%	12%
HL Mando	*	*	*	10%

* amount is less than 10% of total
Gross profit as a percent of net sales in the third quarter of fiscal year 2025 declined when compared to the third quarter of fiscal year 2024 as well as in the first nine months of the fiscal year as we experienced lost absorption on lower revenue. The third quarter decline as a percent of sales was also partially driven by gross profit dilution from the non-recurring consignment inventory sale.
Selling and administrative expenses decreased both as a percent of net sales and in absolute dollars in the third quarter of fiscal year 2025 when compared to the third quarter of fiscal year 2024 as well as in the first nine months of the fiscal year, driven by cost reduction efforts, the classification of factoring fees, and the benefit from lower allowance for credit losses. Selling and administrative expenses for the first nine months of fiscal year 2025 also experienced lower profit-sharing bonus expense and stock compensation expense driven by the decline in financial results.
In the three and nine months ended March 31, 2025, we recorded pre-tax restructuring expense of $2.0 million and $9.0 million, respectively, for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure in the second quarter. In the three and nine months ended March 31, 2024, we recorded pre-tax restructuring expense of $1.6 million for employee-related costs for cost structure alignment.
We completed the divestiture of GES on July 31, 2024 and recorded a gain on disposal of $1.3 million during the first quarter of fiscal year 2025. See Note 3 - Sale of GES of Notes to Condensed Consolidated Financial Statements for more information. In the three and nine months ended March 31, 2024, we recorded pre-tax goodwill impairment charges of $5.8 million and pre-tax asset impairment charges of $16.6 million when we made the decision to divest GES and classified the disposal group as held for sale in the third quarter of fiscal year 2024.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2025	2024	2025	2024
Interest income	$100	$83	$575	$483
Interest expense	(2,936)	(5,875)	(11,969)	(17,459)
Foreign currency/derivative gain (loss)	(847)	(536)	(1,638)	(864)
Gain (loss) on SERP investments	9	277	285	584
Factoring fees	(477)	—	(1,530)	—
Credit facilities fees and bank charges	(209)	(241)	(739)	(624)
Other	(202)	(30)	(533)	(55)
Other income (expense), net	$(4,562)	$(6,322)	$(15,549)	$(17,935)
Interest expense has decreased in the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024 due to lower borrowings on credit facilities and lower interest rates. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income.

Our provision (benefit) for income taxes for the nine months ended March 31, 2025 and March 31, 2024 was $3.1 million, or 23.0% of income before taxes on income, and $(1.2) million, or (10.5)% of income before taxes on income, respectively. The tax benefit in the nine months ended March 31, 2024 was lower than normal primarily due to the sale of GES in that year.
Open orders were down 23% as of March 31, 2025 compared to March 31, 2024. The decrease in open orders from March 31, 2024 is primarily driven by reduced orders due to cancellation of a major automotive program, other automotive customer demand reductions, and industrial customer demand reductions. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business. Our open orders depend on the lead times from our customers, which have reduced since March 31, 2024 when parts were more constrained, which also contributed to the decline in open orders.
Liquidity and Capital Resources
Working capital at March 31, 2025 was $376.3 million compared to working capital of $471.7 million at June 30, 2024. The current ratio was 2.1 at March 31, 2025 and 2.3 June 30, 2024. The debt-to-equity ratio was 0.3 at March 31, 2025 and 0.5 at June 30, 2024. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $304.6 million at March 31, 2025 and $220.1 million at June 30, 2024.
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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Days Sales Outstanding	58	65	59
Contract Asset Days	21	19	17
Production Days Supply on Hand	96	98	103
Accounts Payable Days	56	57	58
Advances from Customers Days	20	18	11
Cash Conversion Days	99	107	110
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
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2025 and 2024.

	Nine Months Ended
	March 31
(Amounts in Millions)	2025	2024
Net cash provided by operating activities	$105.9	$24.7
Net cash used for investing activities	$(5.2)	$(37.7)
Net cash (used for) provided by financing activities	$(126.6)	$36.6
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2025 was driven by net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities for the first nine months of the prior year was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities.
Net income adjusted for non-cash items provided cash of $40.0 million in the first nine months of fiscal year 2025, while changes in operating assets and liabilities provided $65.9 million of cash in the first nine months of fiscal year 2025, largely due to a decrease of accounts receivable, which provided cash of $32.5 million, and a decrease of inventory, which provided cash of $39.9 million. Partially offsetting cash provided by accounts receivable and inventory was a decrease in accrued expenses and taxes payable, which used cash of $19.7 million primarily driven by timing of profit-sharing incentive bonus and income tax payments.
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
Cash Flows from Investing Activities
Net cash used by investing activities of $5.2 million in the first nine months of fiscal year 2025 was largely due to capital investments of $24.0 million primarily to support new business awards and replacement of older machinery and equipment, partially offset by the $18.5 million of proceeds from the sale of GES. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information on the divestiture of GES.
Net cash used for investing activities in the first nine months of fiscal year 2024 included $37.9 million cash used for capital investments. The capital investments were primarily to support new business awards, facility expansions, and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first nine months of fiscal year 2025, net cash used for financing activities of $126.6 million resulted largely from net payments on our credit facilities of $116.1 million. For the first nine months of fiscal year 2024, net cash provided by financing activities of $36.6 million resulted largely from net borrowings on our credit facilities of $38.2 million primarily for working capital purposes and capital expenditures.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029. This facility is maintained for working capital and general corporate purposes of the Company. The Company terminated its 364-day multi-currency revolving credit facility (the “secondary credit facility”), which previously allowed for borrowings up to $100 million and had a maturity date of January 3, 2025. We were in compliance with the financial covenants of the primary credit facility during the period ended March 31, 2025.
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
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of March 31, 2025, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2025 and 2024, we sold, without recourse, $236.2 million and $317.0 million of accounts receivable, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities, will be sufficient to meet our working capital and other operating needs for at least the next 12 months. The unused borrowings in USD equivalent under all of our credit facilities totaled $253.2 million at March 31, 2025. Additionally, accounts receivable factoring arrangements could provide flexible access to cash as needed.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At March 31, 2025, our capital expenditure commitments were approximately $17 million, consisting primarily of capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures. In March 2025, we executed a lease for a facility in Indiana to expand our medical CMO footprint, but the term for the lease has not yet commenced. The new lease is expected to commence in the fourth quarter of the current fiscal year, with an initial lease term of ten years and annual base rent of $1.8 million, increasing 3% each year.
We expect to continue our restructuring efforts, including the closure of our Tampa facility. We expect these restructuring efforts to be predominantly cash expenditures to be incurred over the remainder of fiscal year 2025. We estimate additional pre-tax restructuring charges between $3 million to $4.5 million. Once Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the exit costs.
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
At March 31, 2025, our foreign operations held cash totaling $47.4 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. During fiscal year 2025, the Company changed its indefinite reinvestment assertion for our subsidiary in China, and has recorded a deferred tax liability on their earnings for the applicable withholding taxes. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions as well as for earnings prior to fiscal year 2025 for China.
The Company’s Repurchase Plan allows the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $100.7 million of common stock under the Repurchase Plan through March 31, 2025.
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

Fair Value
During the third quarter of fiscal year 2025, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2025, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2025.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2025, the Company repurchased $3.0 million of common stock under the Repurchase Plan. The following table contains information about our purchases of equity securities during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2025 - January 31, 2025	—	$—	—	$22,294,134
February 1, 2025 - February 28, 2025	58,994	$18.18	58,994	$21,221,626
March 1, 2025 - March 31, 2025	115,318	$16.70	115,318	$19,295,851
Total	174,312	$17.20	174,312
(1) Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended March 31, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
May 7, 2025

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
May 7, 2025