Form 10-K
period 2025-06-30
Kimball Electronics, Inc.
filed 2025-08-22
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $452.5 million based on 98.8% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 7, 2025 was 24,218,517 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 14, 2025, are incorporated by reference into Part III.

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
Overview
Kimball Electronics was founded in 1961 and incorporated in 1998. We deliver a package of value that includes durable, high-reliability electronics, higher level and final assemblies, and contract manufacturing organization (“CMO”) solutions. Our CMO solutions support the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Customers and industry trade publications regularly award us for our design and manufacturing expertise that, coupled with robust processes and procedures, help us ensure that we deliver the highest levels of quality, reliability, and innovative service throughout the entire life cycle of our customers’ products. Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our highly integrated global footprint, enabled by our largely standardized operating system and procedures.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. We manufacture products for our customers at facilities located in the United States, China, Mexico, Poland, Romania, and Thailand.
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker, the Chief Executive Officer. Our operating segments meet the aggregation criteria under the accounting guidance for segment reporting. As of June 30, 2025, all of our operating segments provided contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, and precision molded plastics primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments serves customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.

Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers as a multifaceted manufacturing solutions company through:
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
Our Business Offerings
For 40 years, we have manufactured safety-critical electronic assemblies for automotive customers, developing invaluable expertise that extends beyond the automotive industry to benefit our medical and industrial customers as well. Because they operate in industries that demand rigorous engineering controls and that commonly require long product life cycles, our customers rely on our track record of quality, international standard certifications, financial stability, social responsibility, and commitment to long-term relationships. By harnessing our experience and expertise in design and process validation, traceability, process and control change, as well as lean manufacturing, we have achieved substantial growth and diversification.
Many of our customers are multinational companies operating across multiple global regions, and they maximize their supplier relationship by partnering with us at multiple facilities across these locations and regions. We leverage key supply chain advantages and our streamlined operations to cost-effectively manufacture both electronic and non-electronic products, from high volume-low mix to high mix-low volume, within a single production facility for customers from all three of our end market verticals. Our robust new product introduction process and our extensive manufacturing capabilities give us the ability to execute to the various quality and reliability expectations of each of our customers. Our CRM model and our strategic approach to expanding our global footprint aligns with our customers’ preferences in our three end market verticals allowing us to support their global growth initiatives.
Our customers benefit from consistent supply chain processes across all regions thanks to our global component sourcing, procurement, quoting, and customer pricing operations. Our central sourcing organization employs global procurement strategies that ensure consistent component availability and a uniform pricing approach by leveraging our collective global purchasing volume. Our unified, global quoting model allows us to seamlessly respond to our customers’ production needs anywhere across our global footprint.
We combine cross-functional teams from multiple facilities in quality, operational excellence, quoting, and design engineering support with our business development team members located in-region with our global customers. The diverse skill sets on these teams provide a robust conduit critical for executing our customers’ objectives and building strong customer relationships. Our robust customer scorecard process provides valuable feedback to all levels of our company, driving continuous improvement initiatives, strengthening our award-winning service, and fostering deep customer loyalty. Our customers trust and value our people, our deep-rooted Guiding Principles, and our sustainability leadership.
We offer our services globally on a contract basis, and we manufacture products to our customers’ specifications. Our services primarily include:
•Production and testing of printed circuit board assemblies (PCBAs);
•High-level and final assembly of medical, automotive, and industrial products;
•Design services and support, including innovative Design for Excellence solutions;
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
Our Competitive Strengths
We derive our competitive strengths from our experience in producing safety critical electronic assemblies for automotive customers for 40 years and leveraging this experience to create valuable and innovative solutions for customers in different industries. Our strengths include:
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

Competitors
Numerous manufacturers in the EMS industry compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation. We do not have a significant share of the EMS market and were ranked the 24th largest global EMS provider for calendar year 2024 by Manufacturing Market Insider in the March 2025 edition published by New Venture Research.
Locations
As of August 22, 2025, we have eight manufacturing facilities with two located in Indiana, two in Mexico, and one located in each of China, Poland, Romania, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe, and we have recently executed a lease for a third manufacturing facility in Indiana to expand our medical CMO footprint. When the leased facility is fully operational, it will replace the existing Indianapolis, Indiana facility. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Seasonality
Consolidated sales revenue is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, and industrial end markets.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2025 were as follows:

	Year Ended June 30
	2025	2024	2023
Automotive	49%	48%	46%
Medical	27%	25%	28%
Industrial	24%	27%	26%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive, Philips, and ZF, which accounted for the following portions of net sales:

	Year Ended June 30
	2025	2024	2023
Nexteer Automotive	19%	16%	15%
Philips	*	*	14%
ZF	11%	13%	12%

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
Raw materials are normally acquired for specific customer orders and often are not interchangeable among products. Inherent risks associated with rapid technological changes within our industry are mitigated by procuring raw materials, for the most part, based on firm orders. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, material authorization agreements with customers cover a portion of the exposure for material that we must purchase prior to having a firm order. We may also purchase additional inventory to support new product introductions, transfers of production between manufacturing facilities, and to mitigate the potential impact from component shortages.
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
Sustainability Commitment
We are committed to responsible, sustainable environmental, social, and governance philosophies and practices, which have been a part of our fabric since our founding in 1961. Our approach is guided by long-standing principles that emphasize environmental stewardship, workplace safety, ethical business conduct, and meaningful community engagement. These principles are embedded in our operations and culture across all global locations. To illustrate how our employees uphold these values in their daily work, we published our most recent annual Guiding Principles Report in March 2025. The Report details our ESG priorities and performance, and highlights how our sustainability efforts support long-term stakeholder relationships and global business success. It reflects several long-standing Guiding Principles of the Company: our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The Report is posted on our website at https://www.kimballelectronics.com/sustainability. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Environmental Stewardship and Energy Use
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
Our operations require significant amounts of energy, primarily in the form of electricity. Federal, foreign, and state regulations may control the allocation of energy sources available to us, but to date we have experienced no interruption of production due to such regulations.
We participate in the Carbon Disclosure Project (CDP) climate change and water security questionnaires to quantify our environmental practices and demonstrate progress toward reducing our environmental impact. Our participation in CDP, our annual Guiding Principles report, and other public sustainability communications reflect our commitment to transparency, continuous improvement, and environmental stewardship, consistent with our belief that ‘the environment is our home’ and our dedication to excellence, leadership, and responsibility in the communities where we operate.

Additionally, our annual Guiding Principles report aligns with the Global Reporting Initiative (GRI) Standards, the United Nations (UN) Sustainability Development Goals (SDG) and Global Compact (UNGC), the Sustainable Accounting Standards Board (SASB) Electronic Manufacturing Services & Original Design Manufacturing Standard, and the Task Force on Climate-related Financial Disclosures (TCFD) framework. We are members of the Responsible Minerals Initiative. We publish our sustainability report and our responses to the CDP climate change and water security questionnaires annually on our website at kimballelectronics.com/sustainability. The contents of the sustainability reports and CDP questionnaire responses are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Refer to the discussion in Item 1A - Risk Factors for further details of the legal and regulatory initiatives related to environmental matters including climate change that could adversely affect our business, results of operations, and financial condition.
Responsible Sourcing and Supply Chain Integrity
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
Our responsible sourcing program also includes broader efforts to integrate ethical and environmental considerations into procurement practices, improve material efficiency, and monitor resource use across our operations and supply chain. We request the return of reporting forms related to conflict minerals from our suppliers under the Responsible Minerals Initiative, or RMI, Conflict Minerals Survey. Further, we seek to remove any suppliers that continue to fail to meet our supplier and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also conduct recurring, annual training for all employees and certain select contractors on export compliance, anti-corruption and anti-slavery, and insider trading. In addition, Kimball Electronics is a member of the RMI, which is evaluating the supply chain risks of conflict minerals and other minerals (e.g., cobalt, mica) and studying how to mitigate those risks.
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
Our People are the Company: Inclusion, Engagement, and Accountability; Human Capital Management
We believe in creating quality for life. We believe our people are the company. We believe lasting relationships create our global success. We believe our people are our competitive edge for our service, quality, and value. Our people are the reason for our success. Kimball Electronics has been built upon the tradition of pride in craftsmanship, mutual trust, personal integrity, respect for dignity of the individual, a spirit of cooperation, and a sense of family and good humor. We seek to enhance this culture as we grow. We believe in the inherent value of all individuals.

Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2025, Kimball Electronics employed approximately 5,700 people worldwide, with approximately 1,000 located in the United States and approximately 4,700 located in foreign countries. Three of our Independent Directors are female along with 50% of the Board’s leadership and 50% of our executive leadership team.
We value and work to promote a diverse, equitable, and inclusive work environment. We are committed to holding ourselves accountable, taking action to continuously improve our policies and practices, and upholding the principles that encompass diversity, equity, inclusion, and belonging as outlined in our Diversity, Equity, Inclusion, and Belonging (“DEI&B”) statement. Our strategy is to achieve excellence in customer service, employee relations, and business objectives through creativity, responsiveness, and innovation as a result of increased well-being, sense of belonging, and meaningful work for our employees. We actively promote DEI&B, and incorporate DEI&B into our culture, values, and strategies. We provide a report on the diversity of our employees to our Board and in our Guiding Principles Report.
The average tenure within our workforce is 8 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.13 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey of approximately 85%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs. These commitments are further detailed in our 2024 Guiding Principles Report, available at https://www.kimballelectronics.com/sustainability.
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
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2025, 2024, and 2023. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter. Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory, recovery of dedicated investments, and end-of-life pricing. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations.
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
We continue to expand our global operations by increasing our product and service offerings, including as a CMO, and scaling our infrastructure at certain facilities to support our business. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage these expansions effectively or successfully, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
•warfare, riots, terrorism, general strikes, or other forms of violence and/or geopolitical disruption, including the Russian invasion of Ukraine and the ongoing war there;
•compliance with laws and regulations, including the U.S. Foreign Corrupt Practices Act, applicable to operations outside of the U.S.;
•changes in U.S. or foreign policies, regulatory requirements, and laws;
•tariffs and other trade barriers imposed by the United States and/or other countries;
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
Changes to U.S. tariff measures and other potential changes in international trade relations implemented by the U.S. or other countries could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our supply chain is heavily reliant on raw materials and components manufactured and assembled in various countries, including China. These supply chain operations are subject to tariff and other international trade regulations in each of the countries where we operate. For example, when imported into the U.S., such raw materials and components are subject to applicable rates of duty. The U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries regarding trade policies, treaties, government regulations, and tariffs, including implementing tariffs on certain countries and implementing and subsequently pausing and, sometimes, reimplementing such tariffs on others. Because of these statements and actions, we are exposed to the possibility of supply disruptions and increased costs and expenses. Significant uncertainty exists about the future relationship between the U.S. and other countries regarding trade policies, treaties, and tariffs.
We are currently evaluating the potential impact of the imposition of tariffs on our business, our customers and financial condition and implementing measures that may address or mitigate the potential impact on our business. We cannot predict with certainty the future trade policy of the U.S. or other countries, and we cannot reasonably predict the full extent to which these events may impact our supply chain, because any impacts will depend on future trade policy, treaty, and tariff developments that are highly uncertain and continuously evolving. Relevant factors include whether such tariffs are ultimately implemented, the timing and duration of implementation and the amount, scope, and nature of such tariffs and potential exclusions from the application of those tariffs. These tariffs and other unfavorable government policies on international trade (such as export controls) may increase the cost of manufacturing our customers’ products, affect the demand for our manufacturing services, or restrict our access to raw materials and components used in the manufacture of our customers’ products, each of which could negatively impact our financial condition and results of operations. Further, such developments, or the perception that any such developments could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and adversely impact the price and demand for our customers’ products, increase our costs, and affect our customers and suppliers, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (CSRD) and the resulting adoption of EU sustainability reporting standards to be developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives, will apply not only to local operations in the EU, but under certain circumstances, to entire global companies like Kimball Electronics that have EU operations. As part of our commitment to transparency and accountability, we wrote our annual Guiding Principles Report to align with the European Sustainability Reporting Standards (ESRS), as outlined by the CSRD. We expect that continued compliance with the CSRD and ESRS could require significant effort in future years. Other climate change disclosure requirements, and compliance with such rules, if and when they are finalized, could also require significant effort, particularly if they do align with existing initiatives like ESRS and CSRD.
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
The long-term effects of climate change on the global economy and our industry in particular are unclear. Changes in climate where we, our customers, and our supply chain operate could have a long-term adverse impact on our business, results of operations, and financial condition. In addition, we have committed to reduce our greenhouse gas emissions, waste and hazardous waste intensity and increase our use of renewable electricity and recycled water significantly by 2030 as part of our long-term sustainability strategy, and we may take additional voluntary steps to mitigate our impact on the environment. Climate transition risks related to shifts to a low-carbon economy and the associated costs of retrofitting or constructing facilities with green technology, in addition to investments in renewable energy and energy efficiency could involve material costs or otherwise impact our customers and their demand for our services.
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
Legislation and regulations promulgated by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that either cannot be recovered by increased pricing or, if we increase our pricing, could negatively impact demand for our products. For example:
•Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. These changes could force our customers or us to consider various strategic options including, but not limited to, looking for different suppliers, shifting production to facilities in different geographic regions, absorbing the additional costs, or passing the cost on to customers. Ultimately, these changes could adversely affect the competitiveness of our domestic operations, which could lead to the reduction or exit of certain U.S. manufacturing capacity. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, or operating costs in our manufacturing facilities could be increased, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals or that we adopt more stringent guidelines like those fostered by the Responsible Business Alliance (“RBA”) and Responsible Materials Initiative (“RMI”).
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
During fiscal year 2025, after appreciating sharply against many foreign currencies for several months, the dollar depreciated sharply, erasing essentially all of its appreciation since February 2022. Fluctuations in exchange rates could impact our operating results. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitors’ products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

A failure to comply with the financial covenants under our credit facilities could adversely impact us.
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unencumbered U.S. cash on hand in the United States in excess of $15 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2025, we had $147.5 million in borrowings under our credit facilities and had total cash and cash equivalents of $88.8 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
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
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity is a critical part of our enterprise risk management. To address cybersecurity threats, we leverage a multi-layer approach, with our Audit Committee providing oversight and direction and our Chief Legal and Administrative Officer leading a team that is responsible for forming our enterprise-wide information security strategy, training, policy, standards, architecture and processes to protect us against cybersecurity risks. Our program includes protocols for preventing, detecting, and responding to cybersecurity incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
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
We utilize ISO 27001 to identify, assess, and manage information security risk and maintain a compliant Information Security Management System (“ISMS”). Our global information security management program is ISO 27001:2013 certified.
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
At each of their respective meetings, the Board and/or Audit Committee receive, and provide feedback on, reports on relevant data protection and cybersecurity matters. Additionally, at two meetings each year, management includes additional, in-depth technology and cybersecurity briefings from senior members of our information technology department, internal audit function, and legal department. The topics covered by these reports and briefings include risk management strategies, data protection, ongoing risk mitigation activities, cybersecurity strategy, governance structure, and the results of security breach simulations.
Management’s Role
Our cybersecurity risk management program is led by our Chief Legal and Administrative Officer (CL&AO), who reports to our CEO and manages our security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. The CL&AO meets regularly with the CEO and his direct reports to discuss cybersecurity risk and ensure appropriate resources are prioritized to address risks. We continue to secure our own manufacturing and information technology infrastructure; to train our employees throughout each year about malware, viruses, hacking, phishing, and other information security risks, including how to avoid and mitigate them; and to protect our sensitive data from failures, breaches, or cyber incidents. We periodically (more than annually) perform tabletop exercises to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.
The Company’s CL&AO has formal education in information technology and computer science, and extensive experience over 30 years leading information systems and network security functions, centered on technology-intensive telecommunication companies and electronics manufacturers. Our CL&AO receives regular updates on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation.
The Company’s team responsible for developing and executing our cybersecurity policies together with our CL&AO, including our Director of Cybersecurity and Director of IT Infrastructure and Operations, are individuals with formal education and degrees in information technology or cybersecurity, experience working in information technology and cybersecurity, including relevant industry experience in security related industries, or a combination of both education and experience. Additionally, leaders in the Company’s information technology function receive periodic training and education on cybersecurity-related topics. The CL&AO is responsible for providing quarterly updates to the Board’s Audit Committee regarding the effectiveness of the Company’s cybersecurity program and any material cybersecurity incidents that may arise.

The Company’s Kimball Electronics Support Center (“KESC”) serves as the central point for all cybersecurity incidents and reporting, including incidents that directly target employees or our information systems and incidents originating from third parties. The KESC monitors, detects, alerts, and responds to cybersecurity incidents, evaluating each incident pursuant to our Cybersecurity Incident Response Plan. The KESC escalates incidents with significant impact and pervasiveness to the Company’s Cybersecurity Incident Response Team (“CIRT”) for further action. Depending on the nature of the attack or indicator, our MSSP will collaborate with our KESC, CIRT, and senior members of our information technology department in response to incidents to contain, mitigate, respond to, investigate and eliminate threats. Where appropriate, the CIRT will escalate incidents to the Audit Committee and the Board for additional consideration, action, and potential disclosure.
The KESC, our cybersecurity leaders, and/or our CIRT evaluate each incident, as appropriate, in terms of its impact on our operations, our ability to conduct business with customers and suppliers, our brand reputation and health, safety, and the speed and degree to which the incident has been contained. These teams are also responsible for activating containment and resolution efforts and interfacing with third-party service providers like our MSSP where appropriate to support the Company through the resolution of the incident. After initial identification, the KESC monitors all cybersecurity incidents for changes in degree of impact or pervasiveness and communicates with our leaders, including the CL&AO and CIRT about the same.
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
Item 2 - Properties
We have eight manufacturing facilities with two located in Indiana, two in Mexico, and one located in each of Poland, Romania, China, and Thailand. These facilities occupy approximately 1,499,000 square feet in aggregate, substantially all of which are owned. We lease a facility in the Netherlands to accommodate our support services there. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana. Additionally, we executed a lease for a third manufacturing facility in Indiana to expand our medical CMO footprint and production has not started. This lease adds 308,000 square feet. When the leased facility is fully operational, it will replace the existing Indianapolis, Indiana facility. Our Tampa facility, excluded from above, is classified as held for sale, see Note 4 - Restructuring Activities of Notes to Consolidated Financial Statements for more information.
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
We hold a land lease for our facility in China that expires in fiscal year 2056 and one for our facility in Thailand that expires in fiscal year 2030. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 71 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation and claims incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 22, 2025 are as follows:
(Age as of August 22, 2025)

Name	Age	Office and Area of Responsibility
Richard D. Phillips	55	Chief Executive Officer and Director
Adam M. Baumann	44	Chief Accounting Officer
Jana T. Croom	48	Chief Financial Officer
Jessica L. DeLorenzo	40	Chief Human Resources Officer
Douglas A. Hass	49	Chief Legal & Administrative Officer, Secretary
Steven T. Korn	61	Chief Operating Officer
Kathy R. Thomson	56	Chief Commercial Officer
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
Ms. DeLorenzo was appointed Vice President, Human Resources in June 2018, and her title was changed to Chief Human Resources Officer in 2025 to better reflect the evolution of her role at the Company. Ms. DeLorenzo joined Kimball Electronics in 2015 in the position of Director, Organizational Development.
Mr. Hass was appointed Chief Legal and Administrative Officer and Secretary in 2025, having previously served as our Chief Legal and Compliance Officer and Secretary since 2022. He joined Kimball Electronics in 2020 as Associate General Counsel and Assistant Secretary. From 2016 through 2020, Mr. Hass served as General Counsel and Secretary of Nasdaq-listed Lifeway Foods. Mr. Hass had assumed the leadership of information technology and computing systems, including cybersecurity, following the departure of our former Chief Information Officer on January 1, 2025. Mr. Hass currently serves on the Board of Columbus Insurance, Ltd.
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
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since our inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2026. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 7, 2025, the Company’s common stock was owned by approximately 925 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, November 10, 2020, and November 15, 2024 the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $120 million.
During fiscal year 2025, the Company repurchased $11.9 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2025 - April 30, 2025	—	$—	—	$19,295,851
May 1, 2025 - May 31, 2025	69,948	$17.92	69,948	$18,042,591
June 1, 2025 - June 30, 2025	92,531	$18.88	92,531	$16,295,868
Total	162,479	$18.46	162,479
(1)Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
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
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract manufacturing organization (“CMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. CIRCUITS ASSEMBLY, a leading brand and technical publication for electronics manufacturers worldwide, has recognized us for the past 13 consecutive years for rankings in Highest Overall Customer Rating in their Service Excellence Awards. Most recently, we were recognized by our customers for highest ratings in service excellence in seven categories: dependability/timely delivery, manufacturing quality, responsiveness, technology, value for the price, flexibility, and overall satisfaction.
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
The Worldwide Manufacturing Services Market - 2025 Edition, a comprehensive study on the worldwide EMS market published by New Venture Research (“NVR”), provided worldwide forecast trends through 2029. NVR projects the worldwide assembly market for electronics products to grow at a compound annual growth rate (“CAGR”) of 6.3% over the next five years.
We continue to monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete.
Net sales in fiscal year 2025 decreased 13% from the prior fiscal year, with decreases in each of our end market verticals. The decrease in sales to customers in the automotive markets were largely driven by the loss of a major automotive program that was unrelated to Kimball and other automotive programs going end of life. The decrease in sales to customers in the medical markets was primarily driven by lower demand resulting from customer overstocking of inventory. We expect moderate medical growth in fiscal year 2026. The decrease in sales to customers in the industrial market were related to the sale of GES and declines in smart metering and public safety. We expect consolidated net sales in fiscal year 2026 to decline marginally from fiscal year 2025, largely due to the continued impact of the loss of a major automotive program discussed above.
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

We completed the divestiture of our GES business on July 31, 2024 and undertook restructuring efforts beginning in fiscal year 2024 to align our cost structure with reduced end-market demand levels. In addition, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility, which concluded with the assets being held for sale at the end of the fiscal year. The decision was another important step towards sharpening our strategic focus, while leveraging our global footprint and streamlining the operating structure. Production activities on existing customer programs have been transferred out of Tampa as of June 30, 2025, with the majority of the work going to our plants in North America, primarily our newly expanded facility in Mexico and Jasper.
We continue to maintain a strong balance sheet as of the end of fiscal year 2025, which included a current ratio of 2.2, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $570 million. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Year End
Customer Service Years	2025	2024	2023
More than 10 Years
% of Net Sales	77%	76%	77%
# of Customers	36	38	31
5 to 10 Years
% of Net Sales	17%	18%	19%
# of Customers	13	15	22
Less than 5 Years
% of Net Sales	6%	6%	4%
# of Customers	9	12	12
Total
% of Net Sales	100%	100%	100%
# of Customers	58	65	65
Our total number of customers declined by seven from 2024 to 2025; three of which were divested with our automation, test, and measurement business, and the remaining four customers accounted for less than 1% of our consolidated net sales in fiscal year 2024.
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within Item 1A - Risk Factors.

Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found under captions entitled “Results of Operations - Fiscal Year 2024 Compared with Fiscal Year 2023” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on August 23, 2024, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, https://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Results of Operations - Fiscal Year 2025 Compared with Fiscal Year 2024

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2025	as a % of Net Sales	2024	as a % of Net Sales	% Change
Net Sales	$1,486.7		$1,714.5		(13)%
Gross Profit	104.4	7.0%	140.3	8.2%	(26)%
Selling and Administrative Expenses	50.3	3.4%	66.7	4.0%	(25)%
Other General Income	—	—%	(0.9)	(0.1)%	100%
Restructuring Expense	11.0	0.7%	2.4	0.1%	361%
Goodwill Impairment	—	—%	5.8	0.3%	(100)%
(Gain on Disposal) Asset Impairment	(2.4)	(0.2)%	17.0	1.0%	(114)%
Operating Income	45.5	3.1%	49.3	2.9%	(8)%
Other Income (Expense)	(19.3)		(24.1)
Provision for Income Taxes	9.2		4.7		97%
Net Income	$17.0		$20.5		(17)%
Diluted Earnings per Share	$0.68		$0.81		(16)%
Open Orders	$702		$714		(2)%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2025	2024	% Change
Automotive	$737.9	$826.4	(11)%
Medical	396.2	425.7	(7)%
Industrial	352.6	462.4	(24)%
Total Net Sales	$1,486.7	$1,714.5	(13)%
Net sales in fiscal year 2025 decreased by 13% compared to net sales in fiscal year 2024. The impact from foreign currency fluctuations on net sales was less than 1% in fiscal year 2025 compared to fiscal year 2024. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market were down in the current fiscal year when compared to the prior fiscal year driven by the loss of a major automotive program that was unrelated to Kimball and other automotive programs going end of life.
•Sales to customers in the medical market decreased when compared to the prior fiscal year. This decrease was primarily driven by lower demand resulting from customer overstocking of inventory.
•In the industrial end market vertical, the sale of GES accounts for approximately one third of the sales decrease compared to the prior fiscal year. We also experienced declines in our smart metering programs, where our customers are experiencing continued market share declines from commoditization, and to a lesser degree, declines in public safety and climate control customers.

Sales to Nexteer Automotive and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2025	2024
Nexteer Automotive	19%	16%
ZF	11%	13%
Gross profit as a percent of net sales declined in fiscal year 2025 when compared to fiscal year 2024 as we experienced lost absorption on lower revenue.
For fiscal year 2025, selling and administrative expenses declined as a percent of net sales and in absolute dollars when compared to fiscal year 2024, driven by cost reduction efforts, the divestiture of GES in July 2024, the classification of factoring fees, decreased profit-sharing bonus expense, and lower allowance from credit losses.
Other General Income in fiscal year 2024 consisted of $0.9 million resulting from payments received related to class action lawsuits in which Kimball Electronics was a class member. These lawsuits alleged that certain suppliers to the EMS industry conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. There was no Other General Income reported in fiscal year 2025.
In fiscal year 2025, we recorded pre-tax restructuring expense of $11.0 million, primarily for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure. In fiscal year 2024, we recorded pre-tax restructuring expense of $2.4 million, for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels.
We completed the divestiture of GES on July 31, 2024 and recorded a gain on disposal of $2.4 million during fiscal year 2025. In fiscal year 2024, we recorded pre-tax impairment charges of $5.8 million and $17.0 million on goodwill and assets held for sale, respectively. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2025	2024
Interest Income	$771	$638
Interest Expense	(14,745)	(22,839)
Foreign Currency/Derivative Gain (Loss)	(1,751)	(1,425)
Gain (Loss) on SERP Investments	614	680
Factoring fees / AR program discounts	(2,415)	—
Credit facilities fees and bank charges	(1,018)	(873)
Other	(762)	(259)
Other Income (Expense), net	$(19,306)	$(24,078)
Interest expense has decreased in the year ended June 30, 2025 compared to the year ended June 30, 2024 due to lower borrowings on credit facilities and lower interest rates. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Consolidated Statements of Income. The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the periods. The losses in fiscal year 2025 and 2024 were driven by the weakening of the U.S. dollar versus foreign currencies that we have exposure to in our business. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2025		Year Ended June 30, 2024
(Amounts in Thousands)	Income (Loss) Before Taxes	Effective Tax Rate	Income (Loss) Before Taxes	Effective Tax Rate
United States	$(9,681)	11.8%	$(35,055)	21.6%
Foreign	$35,910	28.9%	$60,254	20.3%
Total	$26,229	35.2%	$25,199	18.6%
The consolidated effective tax rate for fiscal year 2025 was driven higher by the limitation on the deductibility of business interest expense under Section 163(j) and the inclusion of GILTI income which resulted in additional U.S. tax on foreign earnings.
The consolidated effective tax rate for fiscal year 2024 was lower due to the impact of the GES impairment charges, partially offset by the valuation allowance. The domestic unfavorable tax rate was also distorted by the impairment charges.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 12 - Income Taxes of Notes to Consolidated Financial Statements for more information.
We recorded net income of $17.0 million in fiscal year 2025, or $0.68 per diluted share, a decrease of 17.2% from fiscal year 2024 net income of $20.5 million, or $0.81 per diluted share.
Open orders were down 2% as of June 30, 2025 compared to June 30, 2024. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of June 30, 2025 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Liquidity and Capital Resources
Working capital at June 30, 2025 was $381.0 million compared to working capital of $471.7 million at June 30, 2024. The current ratio was 2.2 at June 30, 2025 and 2.3 at June 30, 2024, respectively. The debt-to-equity ratio was 0.3 at June 30, 2025 and 0.5 at June 30, 2024. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $373.5 million at June 30, 2025 and $220.1 million at June 30, 2024.
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

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
DSO	56	58	65	66	58
CAD	18	21	19	18	16
PDSOH	84	96	98	100	93
APD	55	56	57	56	50
ACD	18	20	18	20	17
CCD	85	99	107	108	100
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the average of monthly customer deposits divided by an average day’s cost of sales. Over the past two quarters, we have improved our CCD metrics by better aligning our working capital with the lower sales levels.

Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2025 and 2024.

	Year Ended June 30
(Amounts in Millions)	2025	2024
Net cash provided by operating activities	$183.9	$73.2
Net cash used for investing activities	$(14.7)	$(46.5)
Net cash (used for) provided by financing activities	$(160.9)	$9.0
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal year ended June 30, 2025 was primarily driven by change in receivables, which provided cash of $71.8 million due to lower sales levels and increased use of factoring programs, and inventories, which provided cash of $74.6 million due to working down previously inflated inventory levels from strategic inventory builds to mitigate part shortages. Net income adjusted for non-cash items also generated operating cash flow of $56.5 million in fiscal year 2025.
Net cash provided for operating activities for the fiscal year ended June 30, 2024 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net income and non-cash adjustments generated operating cash flow of $82.6 million in fiscal year 2024. Partially offsetting this was cash used of $9.4 million from changes in operating assets and liabilities in fiscal year 2024.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2025 includes $33.7 million cash used for capital investments primarily to support new business awards and replacement of older machinery, partially offset by the $18.5 million of proceeds from the sale of GES. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information on the divestiture of GES.
Net cash used for investing activities during fiscal year 2024 includes $47.0 million cash used for capital investments. The capital investments were primarily to support new business awards, replacement of older machinery and equipment, and facility expansions.
Cash Flows from Financing Activities
Net cash used for financing activities for the fiscal year ended June 30, 2025 resulted largely from net payments on our credit facilities of $147.3 million.
Net cash provided by financing activities for the fiscal year ended June 30, 2024 resulted largely from net borrowings on our credit facilities of $13.5 million primarily for working capital purposes and capital expenditures.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature on May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029. This facility is maintained for working capital and general corporate purposes of the Company. The Company terminated its 364-day multi-currency revolving credit facility (the “secondary credit facility”), which previously allowed for borrowings up to $100 million and had a maturity date of January 3, 2025. We were in compliance with the financial covenants of the primary credit facility during the period ended June 30, 2025.
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
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of June 30, 2025, we maintained foreign credit facilities at our Thailand operation, our Netherlands subsidiary, and our Poland operation.

See Note 9 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years ended June 30, 2025 and 2024, we sold $338.4 million and $410.0 million of accounts receivable, respectively.
During the fourth quarter of fiscal year 2025, we entered into an accounts receivable factoring program with a financial institution for certain domestic receivables. We sell our entire interest in certain receivables for 100% of face value, less a discount. We are required to remit amounts collected as a servicer under the Receivables Purchase Agreement (the “RPA”) on a weekly basis to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and no greater than 5.0% of sold and outstanding receivables in the event of customer insolvency. In fiscal year 2025, under this program, we sold $19.4 million of receivables. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding our factoring arrangements.
Future Liquidity
As of June 30, 2025, following a year of strong cash generated from operating activities and debt reduction, we are in a much improved liquidity position with $88.8 million in cash and unused borrowings in USD equivalent under all of our credit facilities of $284.7 million. Additionally, considering expected future sources of liquidity from cash generated from operations and proceeds from the sale of the Tampa facility, we are positioned to meet our working capital and other operating needs for at least the next twelve months.
We expect to continue to prudently make capital investments, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. In March 2025, we executed a lease for a facility in Indiana to expand our medical CMO footprint with the lease commencing in June 2025. The initial lease term is ten years and annual base rent of $1.8 million, increasing 3% each year. At June 30, 2025, our capital expenditure commitments were approximately $35 million, consisting primarily of leasehold improvements and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
We expect to continue our restructuring efforts, including the closure of our Tampa facility. We expect these restructuring efforts to be predominantly cash expenditures to be incurred over the first half of fiscal year 2026. We estimate additional pre-tax restructuring charges between $0.5 million to $1.0 million. Now that Tampa’s operations have ceased, we expect to sell the building and land, with the proceeds from the sale anticipated to exceed the combined amount of the total expected restructuring costs and the carrying value of the Assets Held for Sale.
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
At June 30, 2025, our foreign operations held cash totaling $85.3 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. During fiscal year 2025, the Company changed its indefinite reinvestment assertion for our subsidiary in China, and has recorded a deferred tax liability on their earnings for the applicable withholding taxes. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions as well as for earnings prior to fiscal year 2025 for China.
The Company’s Repurchase Plan allows the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $103.7 million of common stock under the Repurchase Plan through June 30, 2025.
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
Fair Value
During fiscal year 2025, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of June 30, 2025, we do not have any material off-balance sheet arrangements.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.5 million and $1.6 million at June 30, 2025 and June 30, 2024, respectively.

New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our principal foreign currency exposures include the Euro, Polish zloty, Romanian leu, Chinese renminbi, Thai baht, and Mexican peso. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2025 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period. Actual future gains and losses could have a material impact in an annual period depending on changes or differences in market rates and interrelationships, hedging instruments, timing, and other factors.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 9 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2025 would not have a material impact of profitability in an annual period. The interest rate on all borrowings at June 30, 2025 are based on the Secured Overnight Financing Rate (“SOFR”).

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer
August 22, 2025

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 22, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue Recognition—Contracts Recognized Over Time— Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
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
We identified the Company’s revenue recognition over time for contracts with customers as a critical audit matter because of the judgments required to evaluate assumptions, including the anticipated margins to estimate the corresponding amount of revenue to recognize and contract assets to record. This required an increased extent of audit effort due to the significant number of contracts on which the Company recognizes revenue over time and a high degree of auditor judgment when performing procedures to audit management’s estimate of anticipated margins used to recognize revenue over time and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of the anticipated margins used to recognize revenue over time and record contract assets included the following, among others:
•We tested the effectiveness of controls over the Company’s recognition of revenue over time and the related contract asset balance, including management’s process for estimating the anticipated margins for manufactured products. We evaluated management’s ability to estimate revenue accurately by comparing actual margins to management’s historical estimates for completed contracts.
•We selected a sample of contracts with customers and performed the following:
–Evaluated whether the contracts with customers were properly included or excluded in management’s calculation of over time contract revenue based on the terms and conditions of each contract, including whether the Company determined the product has no alternative use and that the Company has an enforceable right to payment for performance completed to date.
–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–Tested the accuracy and completeness of the costs incurred to date for the respective performance obligations by comparing the quantities on hand and standard cost per the calculation to the Company’s perpetual inventory information and testing any manufacturing variances and purchase price adjustments.
–Evaluated the calculation of the amount of revenue to recognize for the performance obligation by:
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
August 22, 2025

We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$88,781	$77,965
Receivables, net of allowances of $102 and $1,002, respectively	222,623	282,336
Contract assets	71,812	76,320
Inventories	273,500	338,116
Prepaid expenses and other current assets	36,027	44,682
Assets held for sale	6,861	27,587
Total current assets	699,604	847,006
Property and Equipment, net of accumulated depreciation of $334,465 and $309,499, respectively	264,804	269,659
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $28,227 and $27,300, respectively	2,427	2,994
Other Assets, net	104,286	82,069
Total Assets	$1,077,312	$1,207,919

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,400	$59,837
Accounts payable	218,805	213,551
Advances from customers	35,867	30,151
Accrued expenses	46,489	63,189
Liabilities held for sale	—	8,594
Total current liabilities	318,561	375,322
Other Liabilities:
Long-term debt under credit facilities, less current portion	129,650	235,000
Long-term income taxes payable	—	3,255
Other long-term liabilities	59,217	53,881
Total other liabilities	188,867	292,136
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,218,500 and 24,733,000, respectively	—	—
Additional paid-in capital	323,309	319,463
Retained earnings	333,548	316,564
Accumulated other comprehensive loss	1,063	(17,807)
Treasury stock, at cost:
Shares: 5,211,500 and 4,697,000, respectively	(88,036)	(77,759)
Total Share Owners’ Equity	569,884	540,461
Total Liabilities and Share Owners’ Equity	$1,077,312	$1,207,919
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2025	2024	2023
Net Sales	$1,486,727	$1,714,510	$1,823,429
Cost of Sales	1,382,323	1,574,253	1,667,264
Gross Profit	104,404	140,257	156,165
Selling and Administrative Expenses	50,270	66,626	68,648
Other General Income	—	(892)	(212)
Restructuring Expense	10,990	2,386	—
Goodwill Impairment	—	5,820	—
(Gain on Disposal) Asset Impairment	(2,391)	17,040	—
Operating Income	45,535	49,277	87,729
Other Income (Expense):
Interest income	771	638	153
Interest expense	(14,745)	(22,839)	(16,263)
Non-operating income (expense), net	(5,332)	(1,877)	3,125
Other expense, net	(19,306)	(24,078)	(12,985)
Income Before Taxes on Income	26,229	25,199	74,744
Provision for Income Taxes	9,245	4,688	18,913
Net Income	$16,984	$20,511	$55,831

Earnings Per Share of Common Stock:
Basic	$0.68	$0.82	$2.24
Diluted	$0.68	$0.81	$2.22

Average Number of Shares Outstanding:
Basic	24,782	25,079	24,904
Diluted	25,017	25,278	25,076
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2025			Year Ended June 30, 2024			Year Ended June 30, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$16,984			$20,511			$55,831
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$16,523	$—	$16,523	$(2,620)	$192	$(2,428)	$5,517	$—	$5,517
Postemployment actuarial change	113	(69)	44	(916)	275	(641)	(276)	(54)	(330)
Derivative gain (loss)	(82)	18	(64)	2,621	(524)	2,097	9,547	(2,081)	7,466
Reclassification to (earnings) loss:
Derivatives	2,960	(762)	2,198	(7,530)	1,670	(5,860)	(4,936)	1,041	(3,895)
Amortization of actuarial change	222	(53)	169	94	(23)	71	(174)	42	(132)
Other Comprehensive Income (Loss)	$19,736	$(866)	$18,870	$(8,351)	$1,590	$(6,761)	$9,678	$(1,052)	$8,626
Total Comprehensive Income			$35,854			$13,750			$64,457

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$16,984	$20,511	$55,831
Adjustments to reconcile net income to net cash provided by (used for):
Depreciation and amortization	36,994	38,030	32,416
Gain on sales of assets	(1,139)	(15)	(23)
Deferred income taxes	(6,243)	(8,852)	(1,714)
Goodwill impairment	—	5,820	—
(Gain on disposal) asset impairment	(2,391)	17,040	—
Stock-based compensation	6,519	7,185	6,914
Other, net	5,802	2,928	33
Change in operating assets and liabilities:
Receivables	71,769	8,485	(82,386)
Contract assets	4,508	2,478	(14,718)
Inventories	74,646	64,219	(50,234)
Prepaid expenses and other assets	(466)	(6,412)	(13,265)
Accounts payable	(2,790)	(102,574)	20,448
Advances from customers	(6,119)	34,922	7,938
Accrued expenses and taxes payable	(14,137)	(10,548)	24,956
Net cash provided by (used for) operating activities	183,937	73,217	(13,804)
Cash Flows From Investing Activities:
Capital expenditures	(33,276)	(46,074)	(89,367)
Proceeds from sales of assets	383	499	316
Purchases of capitalized software	(399)	(966)	(1,321)
Net proceeds from disposal	18,507	—	—
Other, net	85	20	(95)
Net cash used for investing activities	(14,700)	(46,521)	(90,467)
Cash Flows From Financing Activities:
Proceeds from credit facilities	100,000	—	105,000
Payments on credit facilities	(237,500)	—	—
Additional net change in revolving credit facilities	(9,830)	13,450	(4,304)
Repurchases of common stock	(12,032)	(2,847)	—
Payments related to tax withholding for stock-based compensation	(1,013)	(1,479)	(1,417)
Debt issuance costs	(499)	(150)	(100)
Net cash (used for) provided by financing activities	(160,874)	8,974	99,179
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	2,325	(755)	(895)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,688	34,915	(5,987)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	78,779	43,864	49,851
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$89,467	$78,779	$43,864
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$12,825	$27,265	$13,662
Interest expense	$18,147	$19,444	$15,334
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the year	$4,000	$1,442	$3,122
(1) The following table reconciles cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents, and restricted cash per the consolidated statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the consolidated balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.
	Year Ended June 30
	2025	2024	2023
Cash and Cash Equivalents	$88,781	$77,965	$42,955
Restricted Cash included in Prepaid expenses and other current assets	$686	$814	$909
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$89,467	$78,779	$43,864
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2022	$311,090	$240,222	$(19,672)	$(77,669)	$453,971
Net income		55,831			55,831
Other comprehensive income (loss)			8,626		8,626
Issuance of non-restricted stock (14,000 shares)	152			173	325
Compensation expense related to stock compensation plans	6,657				6,657
Performance share issuance (84,000 shares)	(2,417)			1,001	(1,416)
Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		20,511			20,511
Other comprehensive income (loss)			(6,761)		(6,761)
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	6,773				6,773
Performance and restricted share issuance (108,000 and 19,000 shares, respectively)	(3,027)			1,549	(1,478)
Repurchase of Common Stock (136,000 shares)				(3,035)	(3,035)
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		16,984			16,984
Other comprehensive income (loss)			18,870		18,870
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	6,035				6,035
Performance and restricted share issuance (83,000 and 27,000 shares, respectively)	(2,379)			1,341	(1,038)
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of Common Stock (653,000 shares) (including excise tax)				(11,958)	(11,958)
Amounts at June 30, 2025	$323,309	$333,548	$1,063	$(88,036)	$569,884

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract manufacturing organization (“CMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service.
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
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2025, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including precision molded plastics drug delivery devices primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment. See Note 17 - Segment Reporting for more information.
Revenue Recognition:
We recognize revenue in accordance with the standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments. Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical devices, medical disposables, and precision molded plastics built to customers’ specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order or a contractually binding forecast is provided, which are generally short term in nature. Customer purchase orders and contractually binding forecasts primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders or committed to in contractually binding forecasts are agreed upon prices for the manufactured product and do not vary over the term of the order or the contractually binding forecast period, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, and we may offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.

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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During fiscal years 2025, 2024, and 2023, we sold $338.4 million, $410.0 million, and $485.4 million of accounts receivable, respectively. Factoring fees were $2.3 million, $3.4 million, and $4.8 million during fiscal years 2025, 2024, and 2023, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Consolidated Statements of Income for the fiscal year ended June 30, 2025. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses.
Beginning in fiscal year 2025, we are also a party to a Receivables Purchase Agreement (the “RPA”) with a third-party banking institution for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the bank that is a party to the RPA. Receivables sold pursuant to the RPA are serviced by us.
Under the program, we sell our entire interest in certain receivables at the invoice amount less a discount. Upon sale, these receivables are removed from the Consolidated Balance Sheets and cash received is presented as cash provided by operating activities in the Consolidated Statements of Cash Flows. We are required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and no greater than 5.0% of sold and outstanding receivables in the event of customer insolvency.

In fiscal year 2025, under this program, we sold $19.4 million of receivables and incurred discount fees of $0.1 million, recorded in Non-operating income (expense), net on our Consolidated Statements of Income. Receivables sold under the RPA and subject to our servicing that remained outstanding and uncollected as of June 30, 2025 were $19.4 million.
In limited circumstances, our China operation may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. There are no drafts outstanding at June 30, 2025 and 2024, respectively. Drafts received and outstanding would be reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal year 2025 were $14.3 million. No banker’s acceptance drafts were sold at a discount or transferred in settlement of current accounts payable during fiscal years 2024 and 2023.
In fiscal year 2024, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses in Selling and Administrative Expenses on our Consolidated Statements of Income. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Consolidated Balance Sheet. At June 30, 2025, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.5 million, which is net of the $2.0 million allowance for expected credit losses. The current portion of receivables from this customer is $2.0 million at June 30, 2025.
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
Property, Equipment, and Depreciation:
Property and equipment are stated at cost less accumulated depreciation and depreciated over the estimated useful life of the assets using the straight-line method for most assets and units of production method for certain fully dedicated machinery and equipment. Generally, maintenance and repairs are expensed as incurred. Depreciation and expenses for maintenance and repairs are included in both Cost of Sales and Selling and Administrative Expense on the Consolidated Statements of Income.
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. In fiscal year 2024, we recognized $17.0 million of impairment with the decision to divest of GES. In addition, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility, which concluded with the assets being held for sale at the end of the fiscal year. No impairment was recorded on the Tampa assets as we deemed them recoverable. See Note 3 - Sale of GES and Note 4 - Restructuring Activities, respectively, for more information on the GES divestiture and Tampa Closure. Impairment of long-lived assets was not material during fiscal years 2024 and 2023.
Goodwill:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, goodwill is assessed or tested at the reporting unit level. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down to its estimated fair value. See Note 7 - Goodwill and Other Intangible Assets for more information on Goodwill.

To test GES, our automation, test, and measurement business unit, for goodwill impairment in fiscal year 2024, we used a combination of the Income Approach and the Market Approach. The discounted cash flow method (Income Approach) uses forecasted information based on management’s strategic plans and projections. Discount rates are developed using a weighted average cost of capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. In the Market Approach, fair value is determined using transactional evidence for similar publicly traded equity.
During fiscal year 2024, the Company made the decision to divest of GES and committed to a plan to sell the business. As a result, the business unit met the criteria to be classified as held for sale, and goodwill and asset impairment were recorded. See Note 3 - Sale of GES for more information on the sale of GES.
Other Intangible Assets:
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software. Intangible assets are reviewed for impairment, and their remaining useful lives evaluated for revision, when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and could include internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.
Leases:
The Company leases certain office facilities, manufacturing facilities, warehouse facilities, and equipment under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2027 to 2056. The Company determines if a contract is or contains a lease at inception. Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our estimated incremental borrowing rate, unless the implicit rate is readily determinable. The estimated incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. See Note 21 - Leases for more information on leases.
Research and Development:
The costs of research and development are expensed as incurred and are included in Cost of Sales on the Consolidated Statements of Income. Research and development costs were approximately $17.5 million, $18.3 million, and $24.4 million in fiscal years 2025, 2024, and 2023, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 16% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2025 and 2024, accrued liabilities for self-insurance exposure were $1.4 million and $2.2 million, respectively.
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

We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income. See Note 12 - Income Taxes for more information.
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
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2025	2024	2023	2025	2024
Nexteer Automotive	19%	16%	15%	30%	21%
Philips	*	*	14%	*	*
ZF	11%	13%	12%	*	14%
HL Mando	*	*	*	10%	*
*amount is less than 10% of total
Off-Balance Sheet Risk:
Off-balance sheet arrangements are limited to standby letters of credit entered into in the normal course of business as described in Note 8 - Commitments and Contingent Liabilities.
Non-operating Income and Expense:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on supplemental employee retirement plan (“SERP”) investments, government subsidies, credit facility fees, factoring fees, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses on our Consolidated Statements of Income. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in Selling and Administrative Expense.
Components of Non-operating income (expense), net:

	Year Ended
	June 30
(Amounts in Thousands)	2025	2024	2023
Foreign currency/derivative gain (loss)	$(1,751)	$(1,425)	$2,769
Gain (loss) on SERP investments	614	680	701
Factoring fees/AR program discounts	(2,415)	—	—
Credit facilities fees and bank charges	(1,018)	(873)	(714)
Other	(762)	(259)	369
Non-operating income (expense), net	$(5,332)	$(1,877)	$3,125
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
Derivative Instruments and Hedging Activities:
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item. For transactions and balances denominated in currencies other than functional currencies, we use forward purchases to manage exposure to the variability of cash flows and foreign exchange contracts to hedge intercompany balances and other balance sheet positions. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. See Note 15 - Derivative Instruments for more information on derivative instruments and hedging activities.
Stock-Based Compensation:
As described in Note 11 - Stock Compensation Plans, the Company maintains the 2023 Equity Incentive Plan, which allows for the issuance of incentive stock options, stock appreciation rights, restricted shares, unrestricted shares, restricted share units, or performance shares and performance units for grant to officers and other key employees, and to members of the Board of Directors who are not employees. The Company also maintains the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock. We recognize the cost resulting from share-based payment transactions using a fair-value-based method on a majority of our transactions. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. Stock-based compensation expense is recognized for the portion of the award for which performance targets have been established and is expected to vest. The Company has elected to account for forfeitures by reversing the compensation costs at the time a forfeiture occurs.
New Accounting Standards:
Adopted in Fiscal Year 2025:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance on Improvements to Reportable Segment Disclosures, requiring additional, more detailed information about a reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company adopted the standard for the year ended June 30, 2025. See Note 17 - Segment Reporting for more information.
Not Yet Adopted:
In November 2024, the FASB issued guidance on Expense Disaggregation Disclosures, requiring more disclosure about the types of expenses presented in our expense captions. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In December 2023, the FASB issued guidance on Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the standard for the year ended June 30, 2026 and will include any additional disclosures in its Annual Report on Form 10-K for the fiscal year.

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
The following table disaggregates our revenue by end market vertical for fiscal years 2025, 2024, and 2023:

	Year Ended
(Amounts in Millions)	2025	2024	2023
Vertical Markets:
Automotive	$737.9	$826.4	$843.8
Medical	396.2	425.7	500.7
Industrial	352.6	462.4	478.9
Total net sales	$1,486.7	$1,714.5	$1,823.4
For fiscal years 2025, 2024, and 2023, approximately 98%, 96%, and 95% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $71.8 million and $76.3 million as of June 30, 2025 and 2024, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Consolidated Balance Sheets which amounted to $41.5 million and $43.1 million as of June 30, 2025 and 2024, respectively. Other than deposits associated with inventory purchases classified as long term, our performance obligations are generally short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. See Note 5 - Inventories for further discussion.
Note 3 Sale of GES
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc., resulting in cash proceeds after costs to sell of $18.5 million. The pre-tax gain recognized on the sale in fiscal year 2025 was $2.4 million. In fiscal year 2024, following the Company’s decision to divest of GES, we classified the disposal group as held for sale and recognized $22.9 million in pre-tax impairment charges.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Year Ended
(Amounts in Thousands)	2025	2024	2023
Net Sales	$2,075	$45,674	$68,608
Income (Loss) Before Taxes on Income (1)	$2,112	$(23,518)	$5,467
(1)Includes gain on sale of $2.4 million in the year ended June 30, 2025 and $22.9 million of pre-tax impairment charges in the year ended June 30, 2024.

Note 4 Restructuring Activities
During fiscal years 2025 and 2024, we undertook restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $5.7 million and $2.4 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through June 30, 2025 was $8.1 million. The restructuring charges are considered substantially complete at June 30, 2025. We do not expect significant additional restructuring charges relating to these previously announced restructuring efforts.
Additionally, on November 4, 2024, the Company announced that its Board of Directors approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”). The decision was made to leverage capacity within our global footprint and streamline the operating structure. At June 30, 2025, we revised our estimated restructuring charges that we expect to incur to approximately $5.5 million to $6.5 million in total exit costs, including approximately $4.5 million in employee termination benefits and $1.0 million to $2.0 million in logistical costs to transfer and validate programs at our other facilities. These costs are predominantly cash expenditures. We expect to incur between $0.5 million and $1.0 million during fiscal year 2026. We recorded restructuring expense of $5.3 million in fiscal year 2025 for the Tampa Closure Plan.
Accrued restructuring is recorded in Accrued expenses in the Consolidated Balance Sheets. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2024	$—	$—	$—
Restructuring charges	4,176	1,085	5,261
Payments	(2,158)	(1,085)	(3,243)
Non-cash activity	—	—	—
Balance at June 30, 2025	$2,018	$—	$2,018

As Tampa’s operations ceased in the fourth quarter of fiscal year 2025, their land, building, and certain equipment met the criteria to be classified as Assets Held for Sale at June 30, 2025. The total carrying value of $6.9 million includes land of $5.1 million, buildings of $1.5 million, and machinery and equipment of $0.3 million. These assets are reflected as Assets held for sale in our Consolidated Balance Sheets, and we ceased recording depreciation and amortization on the applicable assets. We expect the Assets Held for Sale to be disposed of in fiscal year 2026. We anticipate the proceeds will exceed the combined amount of the total expected restructuring costs and the carrying value of the Assets Held for Sale, and as such no impairment was recorded.
Note 5    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows at June 30, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)	2025	2024
Finished products	$111	$141
Work-in-process	628	—
Raw materials	272,761	337,975
Total inventory	$273,500	$338,116
Additionally, as of June 30, 2025 and 2024, we have raw materials inventory totaling $39.4 million and $42.8 million, respectively, classified as long-term included in Other Assets, net in our Consolidated Balance Sheets. A majority of this inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. The remaining inventory classified as long term is primarily related to other excess raw materials inventory we do not expect to consume or sell within twelve months. For a majority of these, we have arrangements with our customers to pay us carrying costs. As of June 30, 2025 and 2024, we have received deposits for long-term inventory totaling $27.0 million and $38.7 million, respectively, which is included in Other long-term liabilities in our Consolidated Balance Sheets.

Note 6   Property and Equipment
Major classes of property and equipment consist of the following at June 30, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)	2025	2024
Land	$13,268	$12,902
Buildings and improvements	116,899	125,219
Machinery and equipment	417,017	402,100
Machinery and equipment - fully dedicated	18,079	—
Construction-in-progress	34,006	38,937
Total	$599,269	$579,158
Less: Accumulated depreciation	(334,465)	(309,499)
Property and equipment, net	$264,804	$269,659
The useful lives used in computing straight-line depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Effective April 1, 2025, the Company implemented a new class of asset, fully dedicated machinery and equipment, which is depreciated using the units of production method. As of June 30, 2025, the net book value of the equipment was $15.3 million. This equipment is highly customized for specific customer programs and has substantially no value other than production for that program. The units of production method more accurately reflects the pattern of usage and expected benefits of these assets than other depreciation methods.
Depreciation of property and equipment totaled $36.0 million, $35.7 million, and $28.9 million for each of the three years in the period ended June 30, 2025, respectively.
Note 7    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2024
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Balance as of June 30, 2025
Goodwill	19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191

Other Intangible Assets includes capitalized software. A summary of the capitalized software’s cost and accumulated amortization is as follows:

	June 30, 2025			June 30, 2024
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,654	$(28,227)	$2,427	$30,294	$(27,300)	$2,994
The estimated useful life of internal-use software ranges from 3 to 10 years. During fiscal years 2025, 2024, and 2023, amortization expense of other intangible assets was, in millions, $1.0, $2.3, and $3.5, respectively. Amortization expense in future periods is expected to be, in millions, $0.7, $0.5, $0.4, $0.2, and $0.2 in the five years ending June 30, 2030, and $0.4 thereafter. Fiscal years 2024 and 2023 included the full year’s amortization on customer relationships, technology, and trade name intangible assets associated with GES. See Note 3 - Sale of GES for additional information. We have no intangible assets with indefinite useful lives which are not subject to amortization.

Note 8    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2025 and 2024, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2025 and 2024. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2025 and 2024 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
The Company provides only assurance-type warranties for a limited time period, which cover primarily workmanship and assure that products comply with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold pursuant to specific manufacturing contract agreements that require such provisions. We estimate this product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines this warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during fiscal years 2025, 2024, and 2023.

Note 9    Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	June 30, 2025	June 30, 2025	June 30, 2024
Primary credit facility, revolving (1)	$249.6	$50.0	$285.5
Primary credit facility, term (1)	2.5	97.5	—
Secondary credit facility (2)	—	—	—
Thailand overdraft credit facility (3,4)	10.1	—	—
China revolving credit facility (3,5)	—	—	—
Netherlands revolving credit facility (3,6)	10.8	—	9.3
Poland revolving credit facility (3,7)	11.7	—	—
Vietnam credit facility (3,8)	—	—	—
Total credit facilities	$284.7	147.5	294.8
Unamortized deferred debt financing fees		$(0.4)	$—
Total long-term debt		$147.1	$294.8
Less: current portion		(17.4)	(59.8)
Long-term debt under credit facilities, less current portion (9)		$129.7	$235.0
(1)The Company maintained a U.S. primary credit facility which was scheduled to mature on May 4, 2027 that provided for $300 million in borrowings, and the Company had utilized this facility for revolving borrowings. On December 20, 2024, the Company entered into an amended and restated credit agreement (the “restated primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The restated primary credit facility adds a term loan borrowing facility that provides for term loan borrowings (“term borrowings”) of $100 million repayable in scheduled quarterly installments, scheduled to mature December 20, 2029. The terms for the revolving borrowings remain largely unchanged with a maturity date of May 4, 2027 and continue to provide for $300 million in borrowings, with an option to increase the amount available for borrowing to $450 million upon request, subject to the consent of each lender participating in such increase.
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
At June 30, 2025, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
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
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2025 and June 30, 2024.
(2)Concurrently on December 20, 2024 with its entry into the restated primary credit facility, the Company terminated its 364-day multi-currency revolving credit facility agreement (the “secondary credit facility”), which was entered into on January 5, 2024 and originally scheduled to mature on January 3, 2025. The secondary credit facility allowed for borrowings up to $100.0 million, and the Company had no borrowings on the secondary credit facility at June 30, 2024.
(3)The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility.
(4)The Company maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to $10.1 million.
(5)The Company no longer maintains the foreign credit facility for its operation in China .

(6)The Company maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.8 million at June 30, 2025 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed.
(7)The Company maintains a foreign credit facility for its operation in Poland which allows for borrowings up to 10.0 million Euro (approximately $11.7 million at June 30, 2025 exchange rates).
(8)As a result of the GES divestiture that occurred on July 31, 2024, the Company no longer has the Vietnam credit facility, which allowed for borrowings up to $5.0 million.
(9)The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The revolving borrowings on the primary credit facility matures on May 4, 2027.
As of June 30, 2025, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
2026	$5.00
2027	6.25
2028	7.50
2029	8.75
Thereafter	70.00
Total	$97.50
The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2025 and June 30, 2024 were 5.9% and 6.8%, respectively. Capitalized interest expense was immaterial during fiscal years 2025, 2024, and 2023.
Note 10    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $2.1, $4.8, and $6.1 for fiscal years 2025, 2024, and 2023, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would be otherwise payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of June 30, 2025, both total investments and obligations under SERP were $4.1 million, of which $0.5 million were short term and $3.6 million were long term. As of June 30, 2024, both total investments and obligations under SERP were $5.4 million, of which $2.0 million were short term and $3.4 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2025, 2024, and 2023 was approximately $(0.1) million, $0.5 million, and $0.2 million, respectively.

Defined Benefit Postemployment Plans:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of June 30, 2025, total obligations under these plans were $8.2 million of which $7.3 million were long term and $0.9 million were short term. As of June 30, 2024, total obligations under these plans were $7.0 million of which $6.2 million were long term and $0.8 million were short term. Net periodic benefit costs were not material for the fiscal years ended June 30, 2025, 2024, and 2023.
Note 11    Stock Compensation Plans
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
Pre-tax stock compensation charged against income in fiscal years 2025, 2024, and 2023 was $6.5 million, $7.2 million, and $6.9 million, respectively. These costs are included in Selling and Administrative Expenses.
Performance Shares:
We made long-term performance share grants to leadership team members and other key employees. The Talent, Culture, and Compensation Committee of the Board approved these annual performance share grants. Grants cliff vest at the third anniversary of the award date.
Under the awards granted to leadership team members, a number of shares will be issued to each participant based on the Company’s economic profit for fiscal years 2026 and 2027 as compared to the Board approved plan. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200%.
Under the awards granted to key employees, a number of shares will be awarded to each participant based upon a combination of the Company’s profitability based on its operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s growth based on a comparison of its three-year revenue compounded annual growth rate (“CAGR”) with the Electronics Manufacturing Services Industry’s three-year revenue CAGR. The number of shares issued will be less than the targeted shares issuable if the Company does not reach 100% of one or both of the above-mentioned performance metrics, and could be zero if the Company does not reach the required minimum thresholds of both metrics. The number of shares issued will exceed the number of targeted issuable shares granted (up to a maximum of 125%) if the Company exceeds 100% of one or both of the above-mentioned incentive metrics. The Company recognizes expense, for both leadership team and key employee awards, based on management’s expectation of achievement of the specific performance metrics monitored throughout the service period of the awards.
If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of a Qualifying Termination (a termination of service due to death, Disability, or Retirement), as defined by the Plan.
A summary of the Company’s performance share activity during fiscal year 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2024	499,274	$25.83
Granted	170,476	$19.55
Vested	(93,870)	$23.46
Forfeited	(31,817)	$24.46
Performance shares outstanding at June 30, 2025	544,063	$24.33

As of June 30, 2025, there was approximately $3.2 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over performance periods ending August 2025 through August 2028, with a weighted average vesting period of 1.2 years. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2025, 2024, and 2023, respectively, 93,870, 82,744, and 225,142 performance shares vested at a fair value of $2.2 million, $1.6 million, and $4.3 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Total Shareholder Return Performance Shares:
The Talent, Culture, and Compensation Committee of the Board approved total shareholder return awards granted to leadership team members during fiscal year 2025 based on the Company’s relative total shareholder return (rTSR) for the performance period as compared to a group of peer companies selected by the Talent, Culture, and Compensation Committee of the Board. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200%. No TSR performance shares were awarded during fiscal year 2024.
A summary of the Company’s total shareholder return performance share activity during fiscal year 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Total shareholder return performance shares outstanding at July 1, 2024	42,626	$16.88
Granted	62,203	$27.36
Vested	—	$—
Forfeited	(3,412)	$27.36
Total shareholder return performance shares outstanding at June 30, 2025	101,417	$22.96
As of June 30, 2025, there was approximately $1.4 million of unrecognized compensation cost related to total shareholder return performance shares. That cost is expected to be recognized over performance periods ending March 2026 through August 2027, with a weighted average vesting period of 1.5 years. The fair value of total shareholder return performance shares is based on the grant date fair value calculated using a Monte Carlo simulation, with the assistance of a third-party valuation specialist. No shares vested during fiscal years 2025, 2024, and 2023.
Unrestricted Share Grants:
Unrestricted shares were granted to non-employee members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2025, 2024, and 2023, respectively, the Company granted a total of 26,192, 18,128, and 13,950 unrestricted shares at an average grant date fair value of $19.09, $25.24, and $23.30 for a total fair value of $0.5 million, $0.5 million, and $0.3 million. Unrestricted shares are awarded to non-employee members of the Board as compensation for director’s fees, including fees that directors elected to receive as unrestricted shares in lieu of cash payment. Directors’ fees are expensed over the period that directors earn the compensation. Unrestricted shares that are awarded to key employees are expensed immediately.
Restricted Shares:
Restricted shares were granted to employees as consideration for services rendered. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant.
Restricted shares are expensed over the contractual vesting period as earned. If a participant is not employed on the date shares are issued, the restricted share award is forfeited, except in the case of a Qualifying Termination (a termination of service due to death, Disability, or Retirement), as defined by the Plan. During fiscal years 2025, 2024, 2023 the Company granted restricted shares to officers and other key employees for a total fair value of $2.9 million, $2.8 million, and $1.9 million.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at July 1, 2024	137,283	$26.91
Granted	154,792	$18.43
Vested	(46,497)	$26.84
Forfeited	(12,961)	$22.58
Restricted shares outstanding at June 30, 2025	232,617	$21.63
As of June 30, 2025, there was approximately $2.0 million of unrecognized compensation cost related to restricted shares. The cost is expected to be recognized over vesting periods ending August 2025 through August 2028, with a weighted average vesting period of 1.1 years. The fair value of the restricted shares is based on the stock price at the date of grant. During fiscal years 2025, 2024, and 2023 respectively, 46,497, 20,768, and 6,458 restricted shares vested. The restricted shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Directors’ fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s death, retirement, or termination of service with the Board. During fiscal years 2025, 2024, and 2023, respectively, 28,288, 26,347, and 39,032 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $19.09, $25.24, and $23.07 for a total fair value of $0.5 million, $0.7 million, and $0.9 million. During fiscal year 2025, no shares of common stock were issued under the Deferral Plan.
Note 12    Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. Tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities, as well as potential impacts to previously existing valuation allowances. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. The Company is in the process of assessing the impacts from the 2025 U.S. tax reform.
The U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law on December 22, 2017, making broad and complex changes to the U.S. tax code. Tax Reform required a one-time transition tax on certain unremitted earnings of foreign subsidiaries that is payable over an eight-year period. As of June 30, 2025 and 2024, the remaining provision recorded for the one-time deemed repatriation tax were $3.3 million and $5.9 million, respectively. The remaining $3.3 million is payable in fiscal year 2026 and is recorded in Accrued expenses on the Consolidated Balance Sheet.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities as of June 30, 2025 and 2024, were as follows, amounts as of June 30, 2024 exclude $11.1 million of deferred tax assets and $1.2 million of deferred tax liabilities classified as held for sale:

(Amounts in Thousands)	2025	2024
Deferred Tax Assets:
Receivables	$336	$244
Inventory	2,252	2,465
Employee benefits	322	378
Deferred compensation	7,224	8,046
Capitalized research and development	10,180	5,682
Tax credit carryforwards	9,650	6,171
Capital Loss	5,259	—
Net operating loss carryforward	4,676	364
Net foreign currency losses	90	12
Business interest carryforward	6,919	3,396
Asset impairment	—	4,099
Miscellaneous	4,672	3,509
Valuation Allowance	(16,418)	(9,242)
Total asset	$35,162	$25,124
Deferred Tax Liabilities:
Property and equipment	8,101	4,100
Goodwill	535	477
Miscellaneous	1,336	799
Total liability	$9,972	$5,376
Net Deferred Income Taxes	$25,190	$19,748
Since fiscal year 2023, we have capitalized research and development expenses that are required to be capitalized as an amortizable asset under Section 174 of the Internal Revenue Code and amortized over a period of five years. This requirement is based on the implementation of Tax Reform effective in tax years beginning as of January 1, 2022. As of June 30, 2025 and 2024, we have a net deferred tax asset from capitalized research and development expenses of $10.2 million and $5.7 million, respectively.
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2030 to 2045. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2026 to 2045. A valuation allowance was provided as of June 30, 2025 and 2024 for deferred tax assets related to certain state credits of $7.2 million and $5.8 million, respectively. As of June 30, 2025 and 2024, we have full valuation allowances of $6.9 million and $3.4 million, respectively on the business interest carryforward deferred tax asset, following a determination that it is not more likely than not that it will be realized. Additionally, in fiscal year 2025, we recorded a deferred tax asset from the capital loss on the sale of GES for $5.3 million, on which a $2.3 million valuation allowance has been provided. See Note 3 - Sale of GES for further information regarding the sale. Except as reserved for in the valuation allowance, we believe our deferred income taxes are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2025	2024	2023
United States	$(9,681)	$(35,055)	$(6,269)
Foreign	35,910	60,254	81,013
Total income before taxes on income	$26,229	$25,199	$74,744
The Company currently operates international jurisdictions which expose the Company to taxation in various regions. The Company continually evaluates its global cash needs. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $451 million as of June 30, 2025. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. During fiscal year 2025, the Company changed its indefinite reinvestment assertion for our subsidiary in China, and has recorded a deferred tax liability on their earnings for the applicable withholding taxes. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions as well as for earnings prior to fiscal year 2025 for China.
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2025	2024	2023
Current Taxes:
Federal	$(2,034)	$2,024	$2,681
Foreign	12,097	12,372	15,560
State	(1,688)	587	824
Total payable	$8,375	$14,983	$19,065
Deferred Taxes:
Federal	$(3,344)	$(12,280)	$(2,554)
Foreign	(1,701)	91	3,281
State	(1,261)	(3,094)	(1,597)
Valuation allowance	7,176	4,988	718
Total deferred	$870	$(10,295)	$(152)
Total provision for income taxes	$9,245	$4,688	$18,913
A reconciliation of the statutory U.S. income tax rate to the Company’s effective income tax rate follows:

	Year Ended June 30
	2025		2024		2023
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$5,508	21.0%	$5,292	21.0%	$15,696	21.0%
State income taxes, net of federal income tax benefit	(2,810)	(10.7)	(2,433)	(9.7)	(762)	(1.0)
Foreign tax rate differential	2,267	8.6	592	2.3	410	0.5
Impact of foreign exchange rates on foreign income taxes	637	2.4	(995)	(3.9)	1,868	2.5
Valuation allowance	7,176	27.4	4,988	19.8	718	1.0
Asset impairment/Disposal	(4,732)	(18.0)	(2,882)	(11.4)	—	—
Research credit	(1,479)	(5.6)	(1,150)	(4.6)	(1,147)	(1.5)
Global intangible low tax income	2,913	11.1	1,339	5.3	1,387	1.9
Non-deductible compensation	244	0.9	385	1.5	235	0.3
Other - net	(479)	(1.9)	(448)	(1.7)	508	0.6
Total provision for income taxes	$9,245	35.2%	$4,688	18.6%	$18,913	25.3%
The Asset impairment/Disposal line in the table above includes, in fiscal year 2024, the tax effects of recording deferred tax assets resulting from the impairment recorded following the held for sale classification of GES. In fiscal year 2025, the line reflects the $5.3 million tax benefit on the capital loss from the GES sale as well as the tax impact of other adjustments to GES deferred tax assets following the disposal. See Note 3 - Sale of GES for further information regarding the sale.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2025, 2024, and 2023 were as follows:

(Amounts in Thousands)	2025	2024	2023
Beginning balance - July 1	$216	$408	$402
Tax positions related to prior fiscal years:
Additions	5	10	39
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(55)	(202)	(33)
Ending balance - June 30	$166	$216	$408
Portion that, if recognized, would reduce tax expense and effective tax rate	$131	$182	$368
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits were $0.6 million at each of June 30, 2025, 2024, and 2023 . Expenses related to interest and penalties in fiscal years 2025, 2024, and 2023 were not material.
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2022. We are subject to income tax examinations by various, state, local, and foreign jurisdiction tax authorities for years after June 30, 2020.
Note 13    Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “repurchase plan”) allowing the purchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time.
During fiscal years 2025 and 2024, the Company repurchased $11.9 million and $3.0 million, respectively, of common stock under the Repurchase Plan at an average price of $18.19 per share and $22.12 per share, respectively, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheets. The Company did not repurchase any shares during fiscal year 2023. Since the inception of the Repurchase Plan, the Company has repurchased $103.7 million of common stock at an average cost of $15.70 per share.
Note 14    Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2025.

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
Recurring Fair Value Measurements:
As of June 30, 2025 and 2024, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$3,017	$3,017
Trading securities: mutual funds held in nonqualified SERP	4,114	—	4,114
Total assets at fair value	$4,114	$3,017	$7,131
Liabilities
Derivatives: foreign exchange contracts	$—	$1,910	$1,910
Total liabilities at fair value	$—	$1,910	$1,910

	June 30, 2024
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,420	$1,420
Trading securities: mutual funds held in nonqualified SERP	5,445	—	5,445
Total assets at fair value	$5,445	$1,420	$6,865
Liabilities
Derivatives: foreign exchange contracts	$—	$2,485	$2,485
Total liabilities at fair value	$—	$2,485	$2,485
We had no level 3 assets or liabilities as of June 30, 2025 and 2024, or any activity in level 3 assets or liabilities during fiscal years 2025, 2024, and 2023.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, bond funds, and a money market fund. The SERP investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants. See Note 10 - Employee Benefit Plans for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
During fiscal year 2025, the land, building, and certain equipment of our Tampa facility, with a total carrying value of $6.9 million, met the criteria to be classified as Assets Held for Sale at June 30, 2025. The carrying value reflects the fair value, which was based on expected proceeds and the carrying value of the net assets to be disposed. We utilized level 3 inputs based on management’s best estimates and assumptions to estimate the fair value. See Note 4 - Restructuring Activities for additional information.

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
Note 15    Derivative Instruments
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of June 30, 2025, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $13.4 million and to hedge currencies against the Euro in the aggregate notional amount of 39.2 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2025, we estimate that approximately $1.6 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next twelve months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2025 and June 30, 2024.

See Note 14 - Fair Value for further information regarding the fair value of derivative assets and liabilities and Note 20 - Accumulated Other Comprehensive Income (Loss) for the changes in deferred derivative gains and losses.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2025	June 30 2024	Balance Sheet Location	June 30 2025	June 30 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,540	$966	Accrued expenses	$927	$2,330

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	477	454	Accrued expenses	983	155
Total derivatives		$3,017	$1,420		$1,910	$2,485

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2025	2024	2023
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(82)	$2,621	$9,547

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2025	2024	2023
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$(2,960)	$7,530	$4,936

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(1,069)	$64	$1,783

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(4,029)	$7,594	$6,719
Note 16    Accrued Expenses
Accrued expenses consisted of the following, amounts as of June 30, 2024 exclude the amounts classified as held for sale for GES:

	June 30
(Amounts in Thousands)	2025	2024
Compensation	$18,714	$24,140
Non-inventory advance payments	5,636	12,974
Taxes	9,077	5,920
Interest	1,449	4,901
Retirement plan	251	2,915
Derivatives	1,910	2,485
Insurance	1,368	2,195
Restructuring	2,018	557
Other expenses	6,066	7,102
Total accrued expenses	$46,489	$63,189

Note 17   Segment Reporting
The Company’s operations are managed by its Chief Executive Officer, who has been identified as our chief operating decision maker “CODM.” The CODM evaluates the performance of multiple business units domestically and globally, inclusive of the United States, China, Mexico, Poland, Romania, and Thailand. Previously, the Company had operations in Japan, India, and Vietnam as part of the GES business unit, that was divested in July of 2024. Each of these business units qualify as operating segments, providing contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and complete device assembly primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. These operating segments are aggregated into one reportable segment, Business Unit Operations, due to similarities in the nature of the products, the production process, the type of customer, the methods used to distribute the products, and long-term economic characteristics. The accounting policies for the Business Unit Operations segment are consistent with those described in the Summary of Significant Accounting Policies.
The CODM uses operating income as the measure of profitability to evaluate income or loss generated from each operating segment and to guide decisions on capital investments and assess performance. These decisions may include capital expenditures and/or acquisitions. Expenditures for long-lived assets for fiscal years 2025, 2024, and 2023 are $33.7 million, $47.0 million, and $90.7 million, respectively. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets; however, it should be noted the discrete balance sheet information is not utilized by the CODM in assessing performance and allocating resources.
Certain corporate administrative expenses have been allocated to the Business Unit Operations Segment based upon the nature of the expenses.
The following table presents significant operations segment net sales and expenses:

	Year Ended June 30
(Amounts in Thousands)	2025	2024	2023
Net Sales
Business Unit Operations	$1,519,456	$1,748,218	$1,837,305
Corporate/Eliminations	(32,729)	(33,708)	(13,876)
Total Net Sales	$1,486,727	$1,714,510	$1,823,429

Cost of Sales (Excluding Depreciation and Amortization)	1,345,624	1,537,813	1,637,636
Selling and Administrative (Excluding Depreciation and Amortization)	49,975	65,036	65,860
Depreciation and Amortization	36,994	38,030	32,416
Other General Income	—	(892)	(212)
Restructuring Expense	10,990	2,386	—
Goodwill Impairment	—	5,820	—
(Gain on Disposal) Asset Impairment	(2,391)	17,040	—
Total Operating Income	$45,535	$49,277	$87,729

Note 18   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software, and amounts as of June 30, 2025 and 2024 exclude the amounts classified as held for sale.

	Year Ended June 30
(Amounts in Thousands)	2025	2024	2023
Net Sales:
Mexico	$445,717	$519,279	$502,707
United States	341,817	404,974	395,439
Poland	241,939	261,433	302,352
China	258,896	248,095	253,976
Thailand	132,298	171,340	232,878
Other Foreign	66,060	109,389	136,077
Total net sales	$1,486,727	$1,714,510	$1,823,429

	June 30
(Amounts in Thousands)	2025	2024
Long-Lived Assets:
Mexico	$99,687	$104,205
United States	39,143	52,737
Poland	54,356	45,306
Thailand	25,579	27,592
China	30,470	25,777
Other Foreign	17,996	17,036
Total long-lived assets	$267,231	$272,653
Note 19    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2025	2024	2023
Basic and Diluted Earnings Per Share:
Net Income	$16,984	$20,511	$55,831
Less: Net Income allocated to participating securities	19	24	82
Net Income allocated to common Share Owners	$16,965	$20,487	$55,749

Basic weighted average common shares outstanding	24,782	25,079	24,904
Dilutive effect of average outstanding stock compensation awards	235	199	172
Dilutive weighted average shares outstanding	25,017	25,278	25,076

Earnings Per Share of Common Stock:
Basic	$0.68	$0.82	$2.24
Diluted	$0.68	$0.81	$2.22

Note 20   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(11,832)	$1,368	$(582)	$(11,046)
Other comprehensive income (loss) before reclassifications	(2,428)	2,097	(641)	(972)
Reclassification to (earnings) loss	—	(5,860)	71	(5,789)
Net current-period other comprehensive income (loss)	$(2,428)	$(3,763)	$(570)	$(6,761)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)

Other comprehensive income (loss) before reclassifications	16,523	(64)	44	16,503
Reclassification to (earnings) loss	—	2,198	169	2,367
Net current-period other comprehensive income (loss)	16,523	2,134	213	18,870
Balance at June 30, 2025	$2,263	$(261)	$(939)	$1,063
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2025	2024	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$(2,960)	$7,530	Cost of Sales
	762	(1,670)	Benefit (Provision) for Income Taxes
	$(2,198)	$5,860	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$(222)	$(94)	Non-operating income
	53	23	Benefit (Provision) for Income Taxes
	$(169)	$(71)	Net of Tax

Total Reclassifications for the Period	$(2,367)	$5,789	Net of Tax
Amounts in parentheses indicate reductions to income.
(1)See Note 15 - Derivative Instruments for further information on derivative instruments.
(2)See Note 10 - Employee Benefit Plans for further information on postemployment benefit plans.
Note 21   Leases
The Company determines if a contract is or contains a lease at inception. The Company leases certain office, manufacturing, and warehouse facilities and equipment under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2027 to 2056.
Operating lease costs in fiscal years 2025, 2024, and 2023 were $1.5 million, $1.9 million, and $1.7 million, respectively. During fiscal year 2025, the Company executed a lease for a facility to expand our medical CMO footprint with the lease commencing in June 2025, including obtaining $10.6 million operating right-of-use assets in exchange for operating lease liabilities. The initial lease term is ten years and annual base rent of $1.8 million, increasing 3% each year.

The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of June 30, 2025 and 2024, were as follows, amounts as of June 30, 2024 exclude the amounts classified as held for sale:

(Amounts in Thousands)	2025	2024
Operating lease right-of-use assets (included in Other Assets)	$11,779	$1,765
Operating lease liability, current (included in Accrued expenses)	$520	$623
Operating lease liability, noncurrent (included in Other long-term liabilities)	$11,386	$1,142
Weighted average remaining lease term in years - operating leases	9.6	3.8
Weighted average discount rate - operating leases	5.9%	4.0%
Cash payments for operating leases included in the measurement of lease liabilities in fiscal years 2025, 2024, and 2023 were $0.7 million, $1.4 million, and $1.1 million, respectively, and were included in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.
Future lease payments as of June 30, 2025 are as follows:

(Amounts in Thousands)
2026	$1,442
2027	2,259
2028	2,125
2029	2,080
2030	2,050
Thereafter	12,205
Total undiscounted lease payments	$22,161
Less: tenant allowance not yet received	4,617
Less: imputed interest	5,638
Present value of lease liabilities	$11,906

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2025.
(b)Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
During the three months ended June 30, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2025	76

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.	8-K		2.1	11/3/2014
2.2(c)(d)	Stock Purchase Agreement By and Among Kimball Electronics, Inc.(“Seller”), The Sole Stockholder of Kimball Electronics Indiana, Inc. (“Company”); and Averna Test Systems Inc. (“Buyer”) and Company Dated as of July 31, 2024	8-K		2.1	8/1/2024
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.2(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.3	Amended and Restated Credit Agreement, dated as of May 4, 2022, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	3/31/2022	10.1	5/6/2022
10.4(a)	Richard D. Phillips Job Offer Dated January 4, 2023	8-K		10.1	1/10/2023
10.5(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.5	8/24/2023
10.6(a)	Form of Annual Retainer Fee Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.6	8/24/2023
10.7(a)	Kimball Electronics, Inc. Leadership Team Severance and Change in Control Plan	8-K		10.2	11/21/2023
10.8(a)	Kimball Electronics, Inc. 2023 Equity Incentive Plan	8-K		10.1	11/21/2023
10.9(a)(d)	Transition and Retention Agreement and General Release	8-K		10.1	8/1/2024
10.10(a)	Form of Stock Award Notice for Performance Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	10-K	6/30/2024	10.13	8/23/2024
10.11(a)	Form of Stock Award Notice for Restricted Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	10-K	6/30/2024	10.14	8/23/2024
10.12	Amended and Restated Credit Agreement, dated as of December 19, 2024, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	12/20/2024
10.13(a)	2024 KE Employee Profit Sharing Bonus Plan	10-Q	12/31/2024	10.2	2/6/2025
10.14(a)	Amendments to the Company’s Supplemental Employee Retirement Plan	10-Q	12/31/2024	10.3	2/6/2025
19	Insider Trading Policies and Procedures	Filed Herewith
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney	Filed Herewith

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
(d)    Certain information contained in Exhibit 2.2 and Exhibit 10.9 has been excluded pursuant to Regulation S-K Item 601(b)(2) and (10) because it is both (1) not material and (2) of the type that the Company treats as private or confidential. The Registrant will supplementally furnish a copy of the unredacted exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 22, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer and Director
August 22, 2025

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 22, 2025

/s/ ADAM M. BAUMANN
Adam M. Baumann
Chief Accounting Officer
August 22, 2025

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

TOM G. VADAKETH *
Tom G. Vadaketh
Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 22, 2025	/s/ RICHARD D. PHILLIPS
Richard D. Phillips
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2025
Valuation Allowances:
Receivables	$1,002	$(15)	$(138)	$(747)	$102
Long-Term Receivables	$1,936	$—	$1,868	$—	$3,804
Deferred Tax Asset	$7,434	$7,176	$1,808	$—	$16,418
Year Ended June 30, 2024
Valuation Allowances:
Receivables	$257	$1,039	$—	$(294)	$1,002
Long-Term Notes Receivable	$—	$1,936	$—	$—	$1,936
Deferred Tax Asset	$4,254	$4,988	$(1,808)	$—	$7,434
Year Ended June 30, 2023
Valuation Allowances:
Receivables	$139	$86	$31	$1	$257
Deferred Tax Asset	$3,536	$718	$—	$—	$4,254