Form 10-Q
period 2025-09-30
Kimball Electronics, Inc.
filed 2025-11-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 23, 2025 was 24,338,363 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2025	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$75,696	$88,781
Receivables, net of allowances of $125 and $102, respectively	226,012	222,623
Contract assets	75,199	71,812
Inventories	272,725	273,500
Prepaid expenses and other current assets	34,341	36,027
Assets held for sale	6,579	6,861
Total current assets	690,552	699,604
Property and Equipment, net of accumulated depreciation of $338,843 and $334,465, respectively	273,937	264,804
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $27,790 and $28,227, respectively	2,305	2,427
Other Assets, net	104,931	104,286
Total Assets	$1,077,916	$1,077,312

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,600	$17,400
Accounts payable	234,567	218,805
Advances from customers	27,058	35,867
Accrued expenses	43,795	46,489
Total current liabilities	312,020	318,561
Other Liabilities:
Long-term debt, less current portion	130,925	129,650
Other long-term liabilities	57,832	59,217
Total other liabilities	188,757	188,867
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,338,000 and 24,218,500, respectively	—	—
Additional paid-in capital	319,437	323,309
Retained earnings	343,634	333,548
Accumulated other comprehensive loss	1,455	1,063
Treasury stock, at cost:
Shares: 5,092,000 and 5,211,500, respectively	(87,387)	(88,036)
Total Share Owners’ Equity	577,139	569,884
Total Liabilities and Share Owners’ Equity	$1,077,916	$1,077,312
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2025	2024
Net Sales	$365,603	$374,256
Cost of Sales	336,767	350,656
Gross Profit	28,836	23,600
Selling and Administrative Expenses	13,090	13,427
Restructuring Expense	1,416	2,322
Gain on Disposal	(124)	(1,264)
Operating Income	14,454	9,115
Other Income (Expense):
Interest income	139	222
Interest expense	(2,353)	(4,792)
Non-operating income (expense), net	(1,241)	(1,661)
Other income (expense), net	(3,455)	(6,231)
Income Before Taxes on Income	10,999	2,884
Provision (Benefit) for Income Taxes	913	(270)
Net Income	$10,086	$3,154

Earnings Per Share of Common Stock:
Basic	$0.41	$0.13
Diluted	$0.40	$0.12

Average Number of Shares Outstanding:
Basic	24,600	24,979
Diluted	24,909	25,235

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,086			$3,154
Other comprehensive income (loss):
Foreign currency translation adjustments	$(43)	$—	$(43)	$6,951	$—	$6,951
Postemployment actuarial change	(22)	4	(18)	106	(35)	71
Derivative gain (loss)	644	(149)	495	(1,747)	445	(1,302)
Reclassification to (earnings) loss:
Derivatives	(154)	67	(87)	384	(106)	278
Amortization of actuarial change	60	(15)	45	53	(13)	40
Other comprehensive income (loss)	$485	$(93)	$392	$5,747	$291	$6,038
Total comprehensive income			$10,478			$9,192

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2025	2024
Cash Flows From Operating Activities:
Net income	$10,086	$3,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,117	9,195
(Gain) loss on sales of assets	273	(126)
Deferred income taxes	(1,762)	3,146
Gain on Disposal	(124)	(1,264)
Stock-based compensation	1,563	2,072
Other, net	(1,181)	646
Change in operating assets and liabilities:
Receivables	(7,391)	20,091
Contract assets	(3,497)	1,994
Inventories	1,692	5,110
Prepaid expenses and other assets	2,804	13,013
Accounts payable	7,543	2,300
Advances from customers	(10,660)	8,685
Accrued expenses and taxes payable	(398)	(22,542)
Net cash provided by operating activities	8,065	45,474
Cash Flows From Investing Activities:
Capital expenditures	(10,516)	(13,357)
Proceeds from sales of assets	3,922	225
Purchases of capitalized software	(54)	(165)
Net proceeds from disposal	431	18,507
Other, net	15	16
Net cash (used for) provided by investing activities	(6,202)	5,226
Cash Flows From Financing Activities:
Payments on credit facilities	(11,250)	(50,000)
Net change in revolving credit facilities	1,700	900
Repurchases of common stock	(1,195)	(2,917)
Payments related to tax withholding for stock-based compensation	(3,221)	(937)
Net cash used for financing activities	(13,966)	(52,954)
Effect of Exchange Rate Change on Cash and Cash Equivalents	116	1,830
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(11,987)	(424)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	89,467	78,779
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$77,480	$78,355
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,934	$5,269
Interest expense	$2,285	$7,179
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$12,077	$855
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	September 30, 2025	June 30, 2025
Cash and Cash Equivalents	$75,696	$88,781
Restricted Cash included in Prepaid expenses and other current assets	$1,784	$686
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$77,480	$89,467
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2025	$323,309	$333,548	$1,063	$(88,036)	$569,884
Net income		10,086			10,086
Other comprehensive income (loss)			392		392
Compensation expense related to stock compensation plans	1,438				1,438
Performance and restricted share issuance (122,000 and 46,000 shares, respectively)	(5,327)			2,107	(3,220)
Charitable donation of common stock (1,000 shares)	17			13	30
Repurchase of common stock (49,000 shares) (including excise tax)				(1,471)	(1,471)
Amounts at September 30, 2025	$319,437	$343,634	$1,455	$(87,387)	$577,139

Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		3,154			3,154
Other comprehensive income (loss)			6,038		6,038
Compensation expense related to stock compensation plans	1,958				1,958
Performance and restricted share issuance (83,000 shares and 22,000 shares, respectively)	(2,246)			1,285	(961)
Repurchase of Common Stock (159,000 shares)				(2,892)	(2,892)
Amounts at September 30, 2024	$319,175	$319,718	$(11,769)	$(79,366)	$547,758

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2025 and June 30, 2025, results of operations for the three months ended September 30, 2025 and 2024, cash flows for the three months ended September 30, 2025 and 2024, and share owners’ equity for the three months ended September 30, 2025 and 2024. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2025 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
Revenue Recognition:
We recognize revenue in accordance with the standard issued by the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers and all the related amendments. Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, components, medical devices, medical disposables, precision molded plastics built to customers’ specifications. Our customer agreements are generally not for a definitive term but continue for the relevant product’s life cycle. Typically, our customer agreements do not commit the customer to purchase our services until a purchase order or a contractually binding forecast is provided, which are generally short term in nature. Customer purchase orders and contractually binding forecasts primarily have a single performance obligation. Generally, the prices stated in the customer purchase orders or committed to in contractually binding forecasts are agreed upon prices for the manufactured product and do not vary over the term of the order or the contractually binding forecast period, and therefore, the majority of our contracts do not contain variable consideration. In limited circumstances, we may enter into a contract which contains minimum quantity thresholds to cover our capital costs, and we may offer our customer a rebate for specific volume thresholds or other incentives; in these cases, the rebates or incentives are accounted for as variable consideration.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2025 and 2024, we sold, without recourse, $71.2 million and $87.3 million of accounts receivable, respectively. For the three months ended September 30, 2025 and 2024, factoring fees were $0.7 million and $0.5 million. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income.
Beginning in the fourth quarter of fiscal year 2025, we are also a party to a Receivables Purchase Agreement (the “RPA”) with a third-party banking institution for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the bank that is a party to the RPA. Receivables sold pursuant to the RPA are serviced by us.
Under the program, we sell our entire interest in certain receivables at the invoice amount less a discount. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets and cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. We are required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and no greater than 5% of sold and outstanding receivables in the event of customer insolvency.
In the three months ended September 30, 2025, under this program, we sold $28.6 million of receivables and incurred discount fees of $0.2 million, recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income. Receivables sold under the RPA and subject to our servicing that remained outstanding and uncollected as of September 30, 2025 and June 30, 2025 were $22.1 million and $19.4 million, respectively.
In fiscal year 2024, we recorded an allowance for credit losses of $2.0 million related to a customer, not in bankruptcy, but was deemed necessary in consideration of the expected timing of payments and risk of default. We continue to pursue full recovery. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At September 30, 2025, the noncurrent receivable associated with this customer in Other Assets, net of allowance for expected credit losses, totaled $2.4 million. The current portion of receivables from this customer is $1.5 million at September 30, 2025.
In limited circumstances, our China operation may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. There are no drafts outstanding at both September 30, 2025 and June 30, 2025. Drafts received and outstanding would be reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2025 were $11.1 million. No banker’s acceptance drafts were sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2024.
Property, Equipment, and Depreciation
Property and equipment are stated at cost less accumulated depreciation and depreciated over the estimated useful life of the assets using the straight-line method for most assets and units of production method for certain fully dedicated machinery and equipment. Generally, maintenance and repairs are expensed as incurred. Depreciation and expenses for maintenance and repairs are included in both Cost of Sales and Selling and Administrative Expense on the Condensed Consolidated Statements of Income.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2025	2024
Foreign currency/derivative gain (loss)	$(145)	$(1,034)
Gain (loss) on SERP investments	225	345
Factoring fees	(917)	(537)
Credit facilities and bank fees	(231)	(263)
Other	(180)	(172)
Non-operating income (expense), net	$(1,241)	$(1,661)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. Tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities, as well as potential impacts to previously existing valuation allowances. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. The impact from this legislation has resulted in a partial release of the valuation allowance against the business interest limitation deferred tax asset in the three months ended September 30, 2025. The Company will continue to monitor and assess future impacts from the 2025 U.S. tax reform.
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
New Accounting Standards:
Not Yet Adopted:
In September 2025, the Financial Accounting Standards Board (FASB) issued guidance on Accounting for Internal-Use Software, intended to modernize the accounting for software costs and changing the requirements for capitalization of software costs. The guidance is effective for fiscal years beginning after December 15, 2027 and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and the guidance can be applied prospectively, retrospectively, or on a modified transition approach. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
In December 2023, the FASB issued guidance on Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance is to be adopted prospectively with the option to adopt retrospectively. The Company plans to adopt the standard for the year ending June 30, 2026 using a prospective approach and will include the required additional disclosures in its Annual Report on Form 10-K for the fiscal year.
Note 2. Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, and precision molded plastics in automotive, medical, and industrial applications, to the specifications and designs of our customers. Beginning in the first quarter of fiscal year 2026, sales to certain customers previously included in the automotive vertical, specifically those customers more aligned with commercial vehicle applications versus passenger vehicles, are now reflected in the industrial vertical to better reflect the nature of the programs. Prior periods have been recast to conform to current period presentation.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30
(Amounts in Millions)	2025	2024
Vertical Markets:
Automotive (1)	$164.4	$181.8
Medical	101.6	89.8
Industrial (1)	99.6	102.7
Total net sales	$365.6	$374.3
(1)For the three months ended September 30, 2024, $6.6 million of the industrial net sales were previously categorized as automotive.
For the three months ended September 30, 2025 and 2024, approximately 99% and 97%, respectively, of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.

The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $75.2 million and $71.8 million as of September 30, 2025 and June 30, 2025, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $32.1 million and $41.5 million as of September 30, 2025 and June 30, 2025, respectively. Other than deposits associated with inventory purchases classified as long term, our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. See Note 5 - Inventories of Notes to Condensed Consolidated Financial Statements for further discussion.
Note 3. Sale of GES
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc., resulting in cash proceeds after costs to sell of $18.5 million.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended
	September 30
(Amounts in Thousands)	2025	2024
Net Sales	$—	$2,075
Income (Loss) Before Taxes on Income (1)	$—	$985
(1) Includes gain on sale of $1.3 million for the three months ended September 30, 2024 and also includes allocated corporate overhead expenses.
Note 4. Restructuring Activities
During fiscal year 2025, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $5.7 million, which were primarily employee-related costs. During fiscal year 2026, we recorded additional restructuring expense of $0.3 million. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through September 30, 2025 was $8.5 million. As we are seeing additional end market demand pressures, and as we monitor the progression of tariffs, reciprocal tariffs, and the geopolitical economic environment broadly, we expect to incur additional restructuring costs over the course of the fiscal year as necessary.
Additionally, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”). The decision was made to leverage capacity within our global footprint and streamlining the operating structure. At June 30, 2025, we revised our estimated restructuring charges that we expect to incur to approximately $5.5 million to $6.5 million in total exit costs, including most significantly $4.5 million in employee termination benefits and $1.0 million to $2.0 million in logistical costs to transfer and validate programs at our other facilities. These costs are predominantly cash expenditures. We recorded restructuring expense of $1.1 million in the three months ended September 30, 2025 for the Tampa Closure Plan. The cumulative amount incurred since inception of the Tampa Closure Plan during fiscal year 2025 through September 30, 2025 was $6.3 million. The restructuring charges are considered substantially complete at September 30, 2025. We do not expect significant additional restructuring charges relating to these previously announced restructuring efforts.

Accrued restructuring is recorded in Accrued expenses in the Condensed Consolidated Balance Sheet. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2025	$2,018	$—	$2,018
Restructuring charges	164	903	1,067
Payments	(1,775)	(903)	(2,678)
Non-cash activity	—	—	—
Balance at September 30, 2025	$407	$—	$407

As Tampa’s operations ceased in the fourth quarter of fiscal year 2025, their land, building, and certain equipment met the criteria to be classified as Assets Held for Sale at June 30, 2025. The total carrying value of $6.9 million at June 30, 2025 included land of $5.1 million, buildings of $1.5 million, and machinery and equipment of $0.3 million. These assets are reflected as Assets held for sale in our Condensed Consolidated Balance Sheets, and we ceased recording depreciation and amortization on the applicable assets. During the three months ended September 30, 2025, we sold the machinery and equipment, and the total carrying value of Assets Held for Sale at September 30, 2025 of $6.6 million includes land of $5.1 million and buildings of $1.5 million. We expect the Assets Held for Sale to be disposed of in fiscal year 2026. We anticipate the proceeds will exceed the combined amount of the total expected restructuring costs and the carrying value of the Assets Held for Sale, and as such no impairment was recorded.
Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2025	June 30, 2025
Finished products	$124	$111
Work-in-process	716	628
Raw materials	271,885	272,761
Total inventory	$272,725	$273,500
Additionally, as of September 30 and June 30, 2025, we have raw materials inventory totaling $38.5 million and $39.4 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. A majority of this inventory is associated with a customer who is remediating a recall and we do not expect the inventory to be consumed within the next twelve months. The remaining inventory classified as long term is primarily related to other excess raw materials inventory we do not expect to consume or sell within twelve months. For a majority of these, we have arrangements with our customers to pay us carrying costs. As of September 30, 2025 and June 30, 2025, we have received deposits for long-term inventory totaling $25.2 million and $27.0 million, respectively, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.

Note 6. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2025 and 2024, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025	$2,263	$(261)	$(939)	$1,063
Other comprehensive income (loss) before reclassifications	(43)	495	(18)	434
Reclassification to (earnings) loss	—	(87)	45	(42)
Net current-period other comprehensive income (loss)	(43)	408	27	392
Balance at September 30, 2025	$2,220	$147	$(912)	$1,455

Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	6,951	(1,302)	71	5,720
Reclassification to (earnings) loss	—	278	40	318
Net current-period other comprehensive income (loss)	6,951	(1,024)	111	6,038
Balance at September 30, 2024	$(7,309)	$(3,419)	$(1,041)	$(11,769)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2025	2024
Derivative gain (loss) (1)	$154	$(384)	Cost of Sales
	(67)	106	Benefit (Provision) for Income Taxes
	$87	$(278)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (2)	(60)	(53)	Non-operating income (expense), net
	15	13	Benefit (Provision) for Income Taxes
	$(45)	$(40)	Net of Tax
Total reclassifications for the period	$42	$(318)	Net of Tax
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
Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial as of and during the three months ended September 30, 2025 and 2024, respectively.

Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	September 30, 2025	September 30, 2025	June 30, 2025
Primary credit facility, revolving (1)	$257.9	$41.7	$50.0
Primary credit facility, term (1)	3.8	96.2	97.5
Thailand overdraft credit facility (2)	10.1	—	—
Netherlands revolving credit facility (2)	10.8	—	—
Poland revolving credit facility (2)	11.7	—	—
Total credit facilities	$294.3	$137.9	$147.5
Unamortized deferred debt financing fees		$(0.4)	$(0.4)
Total long-term debt		$137.5	$147.1
Less: current portion		$(6.6)	$(17.4)
Long-term debt under credit facilities, less current portion (3)		$130.9	$129.7
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
At September 30, 2025, the Company had $40 million Term Benchmark and $1.7 million ABR, both denominated in U.S. dollars, outstanding borrowings under the primary credit facility. At June 30, 2025, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
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
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both September 30, 2025 and June 30, 2025.
(2)The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility.
(3)The amount of long-term debt under credit facilities, less current maturities, reflects the revolving borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months in addition to the long-term portion of the term borrowings. The revolving borrowings on the primary credit facility matures on May 4, 2027.
As of September 30, 2025, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
Remaining 2026	3.75
2027	6.25
2028	7.50
2029	8.75
Thereafter	70.00
Total	$96.25
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2025 and June 30, 2025 were 5.7% and 5.9%, respectively.
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

There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2025. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2025.
Recurring Fair Value Measurements:
As of September 30, 2025 and June 30, 2025, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$2,577	$2,577
Trading securities: mutual funds held in nonqualified SERP	4,270	—	4,270
Total assets at fair value	$4,270	$2,577	$6,847
Liabilities
Derivatives: foreign exchange contracts	$—	$955	$955
Total liabilities at fair value	$—	$955	$955

	June 30, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$3,017	$3,017
Trading securities: mutual funds held in nonqualified SERP	4,114	—	4,114
Total assets at fair value	$4,114	$3,017	$7,131
Liabilities
Derivatives: foreign exchange contracts	$—	$1,910	$1,910
Total liabilities at fair value	$—	$1,910	$1,910
We had no level 3 assets or liabilities at September 30, 2025 and June 30, 2025, or any activity in Level 3 assets or liabilities during the three months ended September 30, 2025.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2025. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2025.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of September 30, 2025, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $12.2 million and to hedge currencies against the Euro in the aggregate notional amount of 40.4 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2025, we estimate that approximately $2.0 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2025 and June 30, 2025.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2025	June 30, 2025	Balance Sheet Location	September 30, 2025	June 30, 2025
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2,135	$2,540	Accrued expenses	$99	$927

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	442	477	Accrued expenses	856	983
Total derivatives		$2,577	$3,017		$955	$1,910
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2025	2024
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$644	$(1,747)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2025	2024
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$154	$(384)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(234)	$(1,545)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(80)	$(1,929)
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company may also provide a discretionary contribution, to be authorized and determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $0.5 million and $0.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of September 30, 2025, both total investments and obligations under SERP were $4.3 million, of which $0.6 million were short term and $3.7 million were long term. As of June 30, 2025, both total investments and obligations under SERP were $4.1 million, of which $0.5 million were short term and $3.6 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding (losses) gains for the three months ended September 30, 2025 and 2024 was approximately $0.2 million and $0.3 million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of September 30, 2025, total obligations under these plans were $8.4 million of which $7.5 million were long term and $0.9 million were short term. As of June 30, 2025, total obligations under these plans were $8.2 million of which $7.3 million were long term and $0.9 million were short term. Net periodic benefit costs were not material for the three months ended September 30, 2025 and 2024.

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
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the 2023 Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2025.
During the first three months of fiscal year 2026, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (4)
Long-Term Performance Shares (1)	1st Quarter	29,335	$28.35

Long-Term Performance Shares (2)	1st Quarter	153,212	$36.41

Restricted Shares (3)	1st Quarter	169,851	$28.35

(1)Long-term performance share awards were granted to key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. These awards granted in fiscal year 2026 will cliff vest at the third anniversary of the award date in fiscal year 2029.
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
(2)Long-term performance shares were granted to leadership team members. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2026 will cliff vest in fiscal year 2029.
Under these awards, a number of shares will be issued to each participant based upon a combination of the Company’s economic profit for fiscal years 2026, 2027, and 2028 as compared to the Board approved plan and the Company’s relative total shareholder return (rTSR) for the performance period as compared to a group of peer companies selected by the Talent, Culture, and Compensation Committee of the Board. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200% if results on both measures exceed targets under the formula.

(3)Restricted shares were granted to leadership team members and other key employees. These restricted shares were approved by the Talent, Culture, and Compensation Committee of the Board. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the RSU has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited.
(4)The grant date fair value is the weighted average stock price based on the dates of the grants for all grants, with the exception of the portion of the long-term performance shares based on rTSR, the fair value of which is determined by a Monte Carlo simulation completed by a third party.
Note 13.  Leases
The Company leases certain office, manufacturing, and warehouse facilities and equipment under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2027 to 2056. The Company determines if a contract is or contains a lease at inception.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of September 30, 2025 and June 30, 2025, were as follows:

(Amounts in Thousands)	September 30, 2025	June 30, 2025
Operating lease right-of-use assets (included in Other Assets)	$11,751	$11,779
Operating lease liability, current (included in Accrued expenses)	$795	$520
Operating lease liability, noncurrent (included in Other long-term liabilities)	$11,466	$11,386
Note 14. Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time.
During the three months ended September 30, 2025 and 2024, the Company repurchased $1.5 million and $2.9 million, respectively, of common stock under the Plan at an average price of $30.01 per share and $18.01 per share, respectively, which was recorded in Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $105.2 million of common stock at an average cost of $15.81 per share.
Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2025	2024
Basic and Diluted Earnings Per Share:
Net Income	$10,086	$3,154
Less: Net Income allocated to participating securities	12	3
Net Income allocated to common Share Owners	$10,074	$3,151

Basic weighted average common shares outstanding	24,600	24,979
Dilutive effect of average outstanding stock compensation awards	309	256
Dilutive weighted average shares outstanding	24,909	25,235

Earnings Per Share of Common Stock:
Basic	$0.41	$0.13
Diluted	$0.40	$0.12

Note 16. Segment Reporting
The Company’s operations are managed by its Chief Executive Officer, who has been identified as our chief operating decision maker “CODM.” The CODM evaluates the performance of multiple business units domestically and globally, and each of these business units qualify as operating segments, providing contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and complete device assembly primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. These operating segments are aggregated into one reportable segment, Business Unit Operations, due to similarities in the nature of the products, the production process, the type of customer, the methods used to distribute the products, and long-term economic characteristics. The accounting policies for the Business Unit Operations segment are consistent with those described in Part II, Item 8, Note 1 - Business Description and Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended June 30, 2025.
The CODM uses operating income as the measure of profitability to evaluate income or loss generated from each operating segment and to guide decisions on capital investments and assess performance. These decisions may include capital expenditures and/or acquisitions. Expenditures for long-lived assets for the three months ended September 30, 2025 and 2024 $10.6 million and $13.5 million, respectively. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets; however, it should be noted the discrete balance sheet information is not utilized by the CODM in assessing performance and allocating resources.
Certain corporate administrative expenses have been allocated to the Business Unit Operations Segment based upon the nature of the expenses.
The following table presents significant operations segment net sales and expenses:

	Three Months Ended
	September 30
(Amounts in Thousands)	2025	2024
Net Sales
Business Unit Operations	$368,524	$375,584
Corporate/Eliminations	(2,921)	(1,328)
Total Net Sales	$365,603	$374,256

Cost of Sales (Excluding Depreciation and Amortization)	327,739	341,578
Selling and Administrative (Excluding Depreciation and Amortization)	13,001	13,310
Depreciation and Amortization	9,117	9,195
Restructuring Expense	1,416	2,322
(Gain on Disposal) Asset Impairment	(124)	(1,264)
Total Operating Income	$14,454	$9,115
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “can,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as the war in Ukraine, global health emergencies, availability or cost of raw materials and components, tariffs and other trade barriers, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2025.

Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract manufacturing organization (“CMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. We have participated in the CIRCUITS ASSEMBLY Service Excellence Awards for the past twelve consecutive years, winning awards for excellence each year of participation and recently receiving top honors in all seven award categories. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
The contract manufacturing services industry is very competitive. As a mid-sized player, we can expect to be challenged by the agility and flexibility of the smaller, regional players, and we can expect to be challenged by the scale and price competitiveness of the larger, global players. We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects but also maintain our competitive position in the generally lower volume durable electronics market space. We expect to continue to effectively operate in this market space; however, one significant challenge will be maintaining our profit margins. Pricing is competitive in the market as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects. This characteristic of the contract electronics marketplace is expected to continue.
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
Beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape is evolving at a rapid pace, with changes impacting businesses and markets around the world. While these increased tariffs have and may continue to impact end customer demand, we expect that we will recover the tariff costs by passing them on to our customers. If we are unable to fully recover these costs, our results of operations and cash flows could be adversely impacted.
Net sales in the first quarter of the current fiscal year decreased 2% compared to the prior fiscal year first quarter, most significantly in our automotive end market vertical.
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
In fiscal year 2025, the Company announced that its Board of Directors had approved a plan to cease operations at our Tampa facility, which was completed by the end of the fiscal year 2025. The decision was another important step towards sharpening our strategic focus, while leveraging our global footprint and streamlining the operating structure. Production activities on existing customer programs were transferred out of Tampa, with the majority of the work going to our plants in North America, primarily our newly expanded facility in Mexico and Jasper. As we continue to monitor the progression of tariffs and the geopolitical economic environment, additional restructuring efforts may be necessary. We continue to work with our customers to optimize our global footprint.
We continue to maintain a strong balance sheet, which included a current ratio of 2.2, a debt-to-equity ratio of 0.2, and Share Owners’ equity of $577 million at September 30, 2025. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.

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

	Three Months Ended
	September 30
Customer Service Years	2025	2024
More than 10 Years
% of Net Sales	77%	78%
# of Customers	29	36
5 to 10 Years
% of Net Sales	17%	15%
# of Customers	12	12
Less than 5 Years
% of Net Sales	6%	7%
# of Customers	12	12
Total
% of Net Sales	100%	100%
# of Customers	53	60
Our total number of customers declined by seven from September 30, 2024 to September 30, 2025 all of which accounted for less than 1% of our consolidated net sales in the first quarter of fiscal year 2025.
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2025.
Results of Operations

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2025	as a % of Net Sales	2024	as a % of Net Sales	% Change
Net Sales	$365.6		$374.3		(2)%
Gross Profit	$28.8	7.9%	$23.6	6.3%	22%
Selling and Administrative Expenses	13.0	3.5%	13.5	3.6%	(3)%
Restructuring Expense	1.4	0.4%	2.3	0.6%
Gain on Disposal	(0.1)	—%	(1.3)	(0.3)%
Operating Income	14.5	4.0%	9.1	2.4%	59%
Other Income (Expense)	(3.5)		(6.2)
Provision (Benefit) for Income Taxes	0.9		(0.3)		438%
Net Income	$10.1		$3.2		220%
Diluted Earnings per Share	$0.40		$0.12		233%
Open Orders	$593		$594		—%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2025	2024	% Change
Automotive	$164.4	$181.8	(10)%
Medical	101.6	89.8	13%
Industrial	99.6	102.7	(3)%
Total Net Sales	$365.6	$374.3	(2)%
Beginning in the first quarter of fiscal year 2026, sales to certain customers previously included in the automotive vertical, specifically those customers more aligned with commercial vehicle applications versus passenger vehicles, are now reflected in the industrial vertical to better reflect the nature of the programs. Prior periods have been recast to conform to current period presentation. For the three months ended September 30, 2024, $6.6 million of the industrial net sales were previously categorized as automotive.
First quarter fiscal year 2026 consolidated net sales decreased 2% compared to the first quarter of fiscal year 2025. Foreign currency fluctuations had a favorable 1% impact on net sales in the current quarter compared to the first quarter of fiscal year 2025.
•In the automotive end market vertical, sales to customers decreased 10% during the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, driven by the loss of a major automotive program that was unrelated to Kimball.
•Sales to the medical end market vertical increased 13% during the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025. The increase was driven by a step-up in sales with our largest medical customer.
•In the industrial end market vertical, sales to customers were relatively flat decreasing 3% during the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025.
Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2025	2024
Nexteer Automotive	19%	18%
Philips	11%	*
ZF	10%	13%

* amount is less than 10% of total
Gross profit as a percent of net sales in the first quarter of fiscal year 2026 improved when compared to the first quarter of fiscal year 2025. The improvement was a result of efficiencies driven by our efforts to align our cost structure with reduced end market demand levels, including the Tampa closure, resizing our workforce, and taking specific cost actions.
Selling and administrative expenses decreased moderately both as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2026 when compared to the first quarter of fiscal year 2025. In the first quarter of fiscal year 2026, following a customer termination of a program, an agreement was reached for the customer to compensate us for incurred costs, resulting in recognition of a $2.0 million recovery recorded in selling and administrative expenses. This was partially offset by increased profit-sharing bonus expense driven by improved performance.
In the three months ended September 30, 2025, we recorded pre-tax restructuring expense of $1.4 million for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure. In the three months ended September 30, 2024, we recorded pre-tax restructuring expense of $2.3 million for employee-related costs for cost structure alignment.

Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2025	2024
Interest income	$139	$222
Interest expense	(2,353)	(4,792)
Foreign currency/derivative gain (loss)	(145)	(1,034)
Gain (loss) on SERP investments	225	345
Factoring fees	(917)	(537)
Credit facilities fees and bank charges	(231)	(263)
Other	(180)	(172)
Other income (expense), net	$(3,455)	$(6,231)
Interest expense has decreased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to lower borrowings on credit facilities and lower interest rates. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision (benefit) for income taxes for the three months ended September 30, 2025 and September 30, 2024 was $0.9 million, or 8.3% of income before taxes on income, and $(0.3) million, or (9.4)% of income before taxes on income, respectively. The low tax rate in the three months ended September 30, 2025 was driven by the new U.S. tax legislation resulting in a partial release of the valuation allowance against the business interest limitation deferred tax asset. The tax benefit in the three months ended September 30, 2024 was the result of an interest recovery on a prior period tax audit.
Open orders were flat as of September 30, 2025 compared to September 30, 2024. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Liquidity and Capital Resources
Working capital at September 30, 2025 was $378.5 million compared to working capital of $381.0 million at June 30, 2025. The current ratio was 2.2 at September 30, 2025 and 2.2 at June 30, 2025. The debt-to-equity ratio was 0.2 at September 30, 2025 and 0.3 at June 30, 2025. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $370.0 million at September 30, 2025 and $373.5 million at June 30, 2025.
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

	Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
Days Sales Outstanding	54	56	66
Contract Asset Days	18	18	18
Production Days Supply on Hand	85	84	100
Accounts Payable Days	59	55	56
Advances from Customers Days	15	18	20
Cash Conversion Days	83	85	108
We define Days Sales Outstanding as the average of monthly trade accounts and notes receivable divided by an average day’s net sales, Contract Asset Days as the average monthly contract assets divided by an average day’s net sales, Production Days Supply on Hand as the average of monthly gross inventory divided by an average day’s cost of sales, Accounts Payable Days as the average of monthly accounts payable divided by an average day’s cost of sales, and Advances from Customers Days as the average of monthly customer deposits divided by an average day’s cost of sales. Over the past several quarters, we have improved our CCD metrics by better aligning our working capital with the lower sales levels.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2026 and 2025.

	Three Months Ended
	September 30
(Amounts in Millions)	2025	2024
Net cash provided by operating activities	$8.1	$45.5
Net cash (used for) provided by investing activities	$(6.2)	$5.2
Net cash used for financing activities	$(14.0)	$(53.0)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal year 2026 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net cash provided by operating activities for the first three months of the prior year was driven by net income adjusted for non-cash items and changes in operating assets and liabilities.
Net income adjusted for non-cash items provided cash of $18.0 million in the first three months of fiscal year 2026, while changes in operating assets and liabilities used $9.9 million of cash in the first three months of fiscal year 2026, largely due to a decrease in advances from customers, which used cash of $10.7 million.
Net income adjusted for non-cash items generated cash of $16.8 million in the first three months of fiscal year 2025, while changes in operating assets and liabilities provided $28.7 million of cash in the first three months of fiscal year 2025, largely due to a decrease of accounts receivable, which provided cash of $20.1 million primarily resulting from decreased sales volumes compared to the three months ended June 30, 2024, and an increase in advances from customers, which provided cash of $8.7 million. Partially offsetting cash provided by accounts receivable and advances from customers was a decrease in accrued expenses and taxes payable, which used cash of $22.5 million primarily driven by timing of profit-sharing incentive bonus and income tax payments.
Cash Flows from Investing Activities
Net cash used by investing activities of $6.2 million in the first three months of fiscal year 2026 was largely due to capital investments of $10.6 million. The capital investments were primarily for the new medical facility in Indianapolis as well as to support new business awards and replacement of older machinery and equipment.
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
Cash Flows from Financing Activities
For the first three months of fiscal year 2026, net cash used for financing activities of $14.0 million resulted largely from net payments on our credit facilities of $9.6 million. For the first three months of fiscal year 2025, net cash used for financing activities of $53.0 million resulted largely from net payments on our credit facilities of $49.1 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029. This facility is maintained for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary credit facility during the period ended September 30, 2025.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of September 30, 2025, we maintained foreign credit facilities at our Thailand operation, our Netherlands subsidiary, and our Poland operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.

Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2025 and 2024, we sold, without recourse, $71.2 million and $87.3 million of accounts receivable, respectively.
During the fourth quarter of fiscal year 2025, we entered into an accounts receivable factoring program with a financial institution for certain domestic receivables. We sell our entire interest in certain receivables for 100% of face value, less a discount. We are required to remit amounts collected as a servicer under the Receivables Purchase Agreement (the “RPA”) on a weekly basis to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and no greater than 5% of sold and outstanding receivables in the event of customer insolvency. In the three months ended September 30, 2025, under this program, we sold $28.6 million of receivables. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
As of September 30, 2025, following several quarters of strong cash generated from operating activities and debt reduction, we are in a much improved liquidity position with $75.7 million in cash and unused borrowings in USD equivalent under all of our credit facilities of $294.3 million. Additionally, considering expected future sources of liquidity from cash generated from operations and proceeds from the sale of the Tampa facility, we are positioned to meet our working capital and other operating needs for at least the next twelve months.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At September 30, 2025, our capital expenditure commitments were approximately $29.0 million, consisting primarily of leasehold improvements on our new medical facility and capital related to new program wins. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At September 30, 2025, our foreign operations held cash totaling $75.2 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. The Company asserts permanent reinvestment of foreign earnings in all our foreign jurisdictions with the exception of earnings from our China operation beginning in 2025 and thereafter.
The Company’s Repurchase Plan allows the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $105.2 million of common stock under the Repurchase Plan through September 30, 2025.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies, and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2025.
Fair Value
During the first quarter of fiscal year 2026, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2025, we do not have any material off-balance sheet arrangements.
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
There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2025. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025.

New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2025.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2025.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2025.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2025.
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
During the three months ended September 30, 2025, the Company repurchased $1.5 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2025 - July 31, 2025	—	$—	—	$16,295,868
August 1, 2025 - August 31, 2025	—	$—	—	$16,295,868
September 1, 2025 - September 30, 2025	49,202	$30.01	49,202	$14,819,171
Total	49,202	$30.01	49,202
(1) Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended September 30, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
10.1(a)	Form of Stock Award Notice for Performance Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	Filed Herewith
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
November 6, 2025

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
November 6, 2025