Form 10-Q
period 2026-03-31
Kimball Electronics, Inc.
filed 2026-05-06
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of April 23, 2026 was 24,048,925 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	March 31, 2026	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$82,462	$88,781
Receivables, net of allowances of $257 and $102, respectively	225,983	222,623
Contract assets	75,711	71,812
Inventories	273,251	273,500
Prepaid expenses and other current assets	43,351	36,027
Assets held for sale	6,610	6,861
Total current assets	707,368	699,604
Property and Equipment, net of accumulated depreciation of $351,366 and $334,465, respectively	274,937	264,804
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $28,124 and $28,227, respectively	2,039	2,427
Other Assets, net	113,770	104,286
Total Assets	$1,104,305	$1,077,312

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$34,682	$17,400
Accounts payable	229,068	218,805
Advances from customers	18,590	35,867
Accrued expenses	53,178	46,489
Total current liabilities	335,518	318,561
Other Liabilities:
Long-term debt, less current portion	127,850	129,650
Other long-term liabilities	63,295	59,217
Total other liabilities	191,145	188,867
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 24,048,900 and 24,218,500, respectively	—	—
Additional paid-in capital	323,783	323,309
Retained earnings	352,990	333,548
Accumulated other comprehensive loss	(3,744)	1,063
Treasury stock, at cost:
Shares: 5,381,100 and 5,211,500, respectively	(95,387)	(88,036)
Total Share Owners’ Equity	577,642	569,884
Total Liabilities and Share Owners’ Equity	$1,104,305	$1,077,312
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Unaudited)	2026	2025	2026	2025
Net Sales	$352,922	$374,607	$1,059,805	$1,106,255
Cost of Sales	325,107	347,711	975,286	1,032,332
Gross Profit	27,815	26,896	84,519	73,923
Selling and Administrative Expenses	15,214	13,154	43,166	37,107
Restructuring Expense	850	2,026	4,083	9,019
Asset Impairment (Gain on Disposal)	(4)	—	294	(1,264)
Operating Income	11,755	11,716	36,976	29,061
Other Income (Expense):
Interest income	203	100	717	575
Interest expense	(2,072)	(2,936)	(6,520)	(11,969)
Non-operating income (expense), net	(1,099)	(1,726)	(4,403)	(4,155)
Other income (expense), net	(2,968)	(4,562)	(10,206)	(15,549)
Income Before Taxes on Income	8,787	7,154	26,770	13,512
Provision (Benefit) for Income Taxes	3,068	3,337	7,328	3,109
Net Income	$5,719	$3,817	$19,442	$10,403

Earnings Per Share of Common Stock:
Basic	$0.23	$0.15	$0.79	$0.42
Diluted	$0.23	$0.15	$0.78	$0.41

Average Number of Shares Outstanding:
Basic	24,469	24,728	24,559	24,859
Diluted	24,648	24,872	24,822	25,047

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,719			$3,817
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4,039)	$(1)	$(4,040)	$6,860	$—	$6,860
Postemployment actuarial change	23	(8)	15	(23)	3	(20)
Derivative gain (loss)	84	(30)	54	1,190	(280)	910
Reclassification to (earnings) loss:
Derivatives	(1,696)	397	(1,299)	455	(161)	294
Amortization of actuarial change	69	(17)	52	57	(14)	43
Other comprehensive income (loss)	$(5,559)	$341	$(5,218)	$8,539	$(452)	$8,087
Total comprehensive income			$501			$11,904

	Nine Months Ended			Nine Months Ended
	March 31, 2026			March 31, 2025
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19,442			$10,403
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,989)	$—	$(3,989)	$1,721	$—	$1,721
Postemployment actuarial change	(140)	34	(106)	420	(135)	285
Derivative gain (loss)	2,391	(597)	1,794	(1,379)	406	(973)
Reclassification to (earnings) loss:
Derivatives	(3,569)	920	(2,649)	1,873	(535)	1,338
Amortization of actuarial change	189	(46)	143	184	(44)	140
Other comprehensive income (loss)	$(5,118)	$311	$(4,807)	$2,819	$(308)	$2,511
Total comprehensive income			$14,635			$12,914

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Nine Months Ended
	March 31
(Unaudited)	2026	2025
Cash Flows From Operating Activities:
Net income	$19,442	$10,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,664	27,412
(Gain) loss on sales of assets	385	(12)
Deferred income taxes	(3,333)	(4,565)
Asset impairment (gain on disposal)	294	(1,264)
Stock-based compensation	6,036	4,528
Other, net	1,172	3,451
Change in operating assets and liabilities:
Receivables	(9,847)	32,464
Contract assets	(4,059)	(2,058)
Inventories	(15,806)	39,879
Prepaid expenses and other assets	(937)	13,164
Accounts payable	15,093	(162)
Advances from customers	(13,150)	2,345
Accrued expenses and taxes payable	5,883	(19,715)
Net cash provided by operating activities	29,837	105,870
Cash Flows From Investing Activities:
Capital expenditures	(43,035)	(23,656)
Proceeds from sales of assets	4,010	288
Purchases of capitalized software	(147)	(371)
Net proceeds from disposal	1,048	18,507
Other, net	34	72
Net cash used for investing activities	(38,090)	(5,160)
Cash Flows From Financing Activities:
Proceeds from credit facilities	43,000	100,000
Payments on credit facilities	(33,750)	(206,250)
Net change in revolving credit facilities	6,157	(9,830)
Repurchases of common stock	(9,638)	(9,032)
Payments related to tax withholding for stock-based compensation	(3,314)	(1,004)
Debt issuance costs	—	(499)
Net cash provided by (used for) financing activities	2,455	(126,615)
Effect of Exchange Rate Change on Cash and Cash Equivalents	540	13
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(5,258)	(25,892)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	89,467	78,779
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$84,209	$52,887
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$11,405	$9,229
Interest expense	$6,648	$15,310
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$1,354	$2,691
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	March 31, 2026	June 30, 2025
Cash and Cash Equivalents	$82,462	$88,781
Restricted Cash included in Prepaid expenses and other current assets	$1,747	$686
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$84,209	$89,467
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at December 31, 2025	$321,823	$347,271	$1,474	$(91,406)	$579,162
Net income		5,719			5,719
Other comprehensive income (loss)			(5,218)		(5,218)
Compensation expense related to stock compensation plans	2,112				2,112
Performance and restricted share issuance (0 and 4,000 shares, respectively)	(152)			58	(94)
Repurchase of common stock (166,000 shares) (including excise tax)				(4,039)	(4,039)
Amounts at March 31, 2026	$323,783	$352,990	$(3,744)	$(95,387)	$577,642

Amounts at December 31, 2024	$319,744	$323,150	$(23,383)	$(82,035)	$537,476
Net income		3,817			3,817
Other comprehensive income (loss)			8,087		8,087
Compensation expense related to stock compensation plans	1,830				1,830
Performance and restricted share issuance (0 shares and 4,000 shares, respectively)	(117)			49	(68)
Repurchase of Common Stock (175,000 shares)				(3,027)	(3,027)
Amounts at March 31, 2025	$321,457	$326,967	$(15,296)	$(85,013)	$548,115

	Nine Months Ended
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
(Unaudited)	Additional Paid-In Capital
Amounts at June 30, 2025	$323,309	$333,548	$1,063	$(88,036)	$569,884
Net income		19,442			19,442
Other comprehensive income (loss)			(4,807)		(4,807)
Issuance of non-restricted stock (21,000 shares)	308			274	582
Compensation expense related to stock compensation plans	5,628				5,628
Performance and restricted share issuance (122,000 and 50,000 shares, respectively)	(5,479)			2,165	(3,314)
Charitable donation of common stock (1,000 shares)	17			13	30
Repurchase of common stock (364,000 shares)				(9,803)	(9,803)
Amounts at March 31, 2026	$323,783	$352,990	$(3,744)	$(95,387)	$577,642

Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		10,403			10,403
Other comprehensive income (loss)			2,511		2,511
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	4,167				4,167
Performance and restricted share issuance (83,000 and 26,000 shares, respectively)	(2,363)			1,334	(1,029)
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of Common Stock (490,000 shares)				(8,928)	(8,928)
Amounts at March 31, 2025	$321,457	$326,967	$(15,296)	$(85,013)	$548,115

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
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of March 31, 2026 and June 30, 2025, results of operations for the three and nine months ended March 31, 2026 and 2025, cash flows for the nine months ended March 31, 2026 and 2025, and share owners’ equity for the three and nine months ended March 31, 2026 and 2025. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2025 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2026 and 2025, we sold, without recourse, $208.7 million and $236.2 million of accounts receivable, respectively. For the three months ended March 31, 2026 and 2025, factoring fees were $0.5 million and $0.5 million, respectively, and $1.8 million and $1.5 million during the nine months ended March 31, 2026 and 2025, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income.
We are also a party to receivables purchase agreements (“RPA’s”) with third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are a party to the RPA’s. Receivables sold pursuant to the RPA’s are serviced by us.
Under the RPA’s, we sell our entire interest in certain receivables at the invoice amount less a discount. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets and cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. We are required to remit amounts collected as a servicer under the RPA’s timely to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and, under one of the RPA’s, no greater than 5% of sold and outstanding receivables in the event of customer insolvency.
In the nine months ended March 31, 2026, under the RPA’s, we sold $100.1 million of receivables and incurred discount fees of $0.7 million, recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income. Receivables sold under the RPA and subject to our servicing that remained outstanding and uncollected as of March 31, 2026 and June 30, 2025 were $35.6 million and $19.4 million, respectively. Of the $35.6 million outstanding and uncollected at March 31, 2026, $22.0 million is subject to the 5% customer insolvency provision.
In fiscal year 2024, we recorded an allowance for credit losses of $2.0 million related to a customer, not in bankruptcy, but the allowance was deemed necessary in consideration of the expected timing of payments and risk of default. We continue to pursue full recovery. The amount expected to be collected after twelve months is included in Other Assets, net on the Condensed Consolidated Balance Sheet. At March 31, 2026, the noncurrent receivable associated with this customer in Other Assets, net of allowance for expected credit losses, totaled $2.4 million. The current portion of receivables from this customer is $1.7 million at March 31, 2026.
In limited circumstances, our China operation may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. There are no drafts outstanding at March 31, 2026 and June 30, 2025. Drafts received and outstanding would be reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the nine months ended March 31, 2026 and 2025 were $35.6 million and $0.1 million.
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Foreign currency/derivative gain (loss)	$39	$(847)	$(1,179)	$(1,638)
Gain (loss) on SERP investments	(76)	9	234	285
Factoring fees	(761)	(477)	(2,491)	(1,530)
Credit facilities and bank fees	(223)	(209)	(667)	(739)
Other	(78)	(202)	(300)	(533)
Non-operating income (expense), net	$(1,099)	$(1,726)	$(4,403)	$(4,155)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities, as well as potential impacts to previously existing valuation allowances. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. The impact from this legislation has resulted in a partial release of the valuation allowance against the business interest limitation deferred tax asset in the nine months ended March 31, 2026. The Company will continue to monitor and assess future impacts from the 2025 U.S. tax reform.
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
In September 2025, the FASB issued guidance on Accounting for Internal-Use Software, intended to modernize the accounting for software costs and changing the requirements for capitalization of software costs. The guidance is effective for fiscal years beginning after December 15, 2027 and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and the guidance can be applied prospectively, retrospectively, or on a modified transition approach. We intend to early adopt this guidance prospectively, effective July 1, 2026, and are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
The following table disaggregates our revenue by end market vertical for the three and nine months ended March 31, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2026	2025	2026	2025
Vertical Markets:
Automotive (1)	$160.5	$165.5	$487.2	$533.7
Medical	106.1	115.2	304.0	288.9
Industrial (1)	86.3	93.9	268.6	283.7
Total net sales	$352.9	$374.6	$1,059.8	$1,106.3
(1)For the three and nine months ended March 31, 2025, $7.5 million and $20.6 million of the industrial net sales were previously categorized as automotive.

For the three months ended March 31, 2026 and 2025, approximately 99% and 98% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. For the nine months ended March 31, 2026 and 2025, approximately 99% and 98% of our net sales were recognized over time. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $75.7 million and $71.8 million as of March 31, 2026 and June 30, 2025, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $29.5 million and $41.5 million as of March 31, 2026 and June 30, 2025, respectively. Other than deposits associated with inventory purchases classified as long term, our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. See Note 5 - Inventories for further discussion.
Note 3. Sale of GES
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc., resulting in cash proceeds after costs to sell of $18.5 million at the time of closing.
The following table summarizes net sales and income (loss) before taxes on income for the disposal group:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Net Sales	$—	$—	$—	$2,075
Income (Loss) Before Taxes on Income (1)	$4	$—	$(383)	$985
(1)Amounts Include gain (loss) on sale adjustments following the close of the sale on July 31, 2024: $(0.4) million and $1.3 million for the nine months ended March 31, 2026 and 2025. The nine months ended March 31, 2025 also includes allocated corporate overhead expenses.
Note 4. Restructuring Activities
In the three and nine months ended March 31, 2026, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $0.7 million and $2.6 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through March 31, 2026 was $10.7 million. As we are seeing additional end market demand pressures, and as we monitor the progression of tariffs, reciprocal tariffs, and the geopolitical economic environment broadly, we expect to incur $1.5 million to $3.0 million of additional restructuring costs through fiscal year 2027.
Additionally, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”). The decision was made to leverage capacity within our global footprint and streamline the operating structure. These costs are predominantly cash expenditures. We recorded restructuring expense of $0.2 million and $1.5 million, respectively, in the three and nine months ended March 31, 2026 for the Tampa Closure Plan. The cumulative amount incurred since inception of the Tampa Closure Plan during fiscal year 2025 through March 31, 2026 was $6.8 million. The restructuring charges are considered substantially complete at March 31, 2026. We do not expect significant additional restructuring charges relating to these previously announced restructuring efforts.

Accrued restructuring is recorded in Accrued expenses in the Condensed Consolidated Balance Sheet. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2025	$2,018	$—	$2,018
Restructuring charges	164	1,348	1,512
Payments	(2,182)	(1,348)	(3,530)
Non-cash activity	—	—	—
Balance at March 31, 2026	$—	$—	$—

As Tampa’s operations ceased in the fourth quarter of fiscal year 2025, their land, building, and certain equipment meet the criteria to be classified as Assets Held for Sale. The total carrying value of Assets Held for Sale at March 31, 2026 of $6.6 million includes land of $5.1 million and buildings of $1.5 million.
Subsequent to March 31, 2026, the Company completed the sale of the Tampa land and buildings on April 22, 2026. The proceeds from the transaction of $22 million were consistent with our previously communicated expectations, exceeding the total expected Tampa restructuring costs and the carrying value of the Assets Held for Sale.
Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	March 31, 2026	June 30, 2025
Finished products	$399	$111
Work-in-process	809	628
Raw materials	272,043	272,761
Total inventory	$273,251	$273,500
Additionally, as of March 31, 2026 and June 30, 2025, we have raw materials inventory totaling $52.7 million and $39.4 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. Inventory classified as long term is raw materials inventory we do not expect to consume or sell within twelve months. As of March 31, 2026 and June 30, 2025, we have received deposits for long-term inventory totaling $31.2 million and $27.0 million, respectively, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. For inventory classified as long-term where we have not received a deposit, we often have arrangements with our customers to pay us carrying costs.

Note 6. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2026 and 2025, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025	$2,263	$(261)	$(939)	$1,063
Other comprehensive income (loss) before reclassifications	(3,989)	1,794	(106)	(2,301)
Reclassification to (earnings) loss	—	(2,649)	143	(2,506)
Net current-period other comprehensive income (loss)	(3,989)	(855)	37	(4,807)
Balance at March 31, 2026	$(1,726)	$(1,116)	$(902)	$(3,744)

Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	1,721	(973)	285	1,033
Reclassification to (earnings) loss	—	1,338	140	1,478
Net current-period other comprehensive income (loss)	1,721	365	425	2,511
Balance at March 31, 2025	$(12,539)	$(2,030)	$(727)	$(15,296)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Derivative gain (loss) (1)	$1,696	$(455)	$3,569	$(1,873)	Cost of Sales
	(397)	161	(920)	535	Benefit (Provision) for Income Taxes
	$1,299	$(294)	$2,649	$(1,338)	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (loss) (2)	(69)	(57)	(189)	(184)	Non-operating income (expense), net
	17	14	46	44	Benefit (Provision) for Income Taxes
	$(52)	$(43)	$(143)	$(140)	Net of Tax
Total reclassifications for the period	$1,247	$(337)	$2,506	$(1,478)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1)See Note 10 - Derivative Instruments for further information on derivative instruments.
(2)See Note 11 - Employee Benefit Plans for further information on postemployment benefit plans.
Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial as of and during the nine months ended March 31, 2026 and 2025, respectively.

Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	March 31, 2026	March 31, 2026	June 30, 2025
Primary credit facility, revolving (1)	$230.9	$68.7	$50.0
Primary credit facility, term (1)	6.2	93.8	97.5
Thailand overdraft credit facility (2)	10.1	—	—
China revolving credit facility (2)	6.7	0.5	—
Netherlands revolving credit facility (2)	10.6	—	—
Poland revolving credit facility (2)	11.5	—	—
Total credit facilities	$276.0	$163.0	$147.5
Unamortized deferred debt financing fees		$(0.4)	$(0.4)
Total long-term debt		$162.6	$147.1
Less: current portion		$(34.7)	$(17.4)
Long-term debt under credit facilities, less current portion (3)		$127.9	$129.7
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
At March 31, 2026, the Company had $63.0 million Term Benchmark and $5.7 million ABR, both denominated in U.S. dollars, outstanding borrowings under the primary credit facility. At June 30, 2025, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
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
We were in compliance with the financial covenants of the primary credit facility as of March 31, 2026. The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both March 31, 2026 and June 30, 2025.
Subsequent to March 31, 2026, the Company entered into an amended and restated credit agreement on April 30, 2026 to its existing primary credit facility. This amendment and restatement (1) changes the maturity date of the revolving credit borrowings from May 4, 2027 to April 30, 2031; (2) modifies the financial covenant ratio of consolidated total indebtedness to consider an indebtedness reduction of global unrestricted cash not to exceed $25 million, where it previously considered an indebtedness reduction of unencumbered U.S. cash on hand in the United States in excess of $15 million; and (3) defines the limitations for a supply chain financing program. The following terms remained largely unchanged in this amendment and restatement including (1) the borrowing capacity for revolving borrowings remains at $300 million, with the option to increase to $450 million upon request subject to the consent of the lenders; (2) the interest rate spreads for the respective borrowing classes; (3) the term loan borrowings; and (4) excluding the previously noted modification, the financial covenants, including the material permitted acquisition exception.
(2)The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility. During the current fiscal year, the Company entered into a foreign credit facility for its operation in China, which allows for borrowings up to 50 million RMB (approximately $7.2 million at March 31, 2026 exchange rates).
(3)The amount of long-term debt under credit facilities, less current maturities, reflects the revolving borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months in addition to the long-term portion of the term borrowings. The revolving borrowings on the primary credit facility mature on May 4, 2027.

As of March 31, 2026, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
Remaining 2026	1.25
2027	6.25
2028	7.50
2029	8.75
Thereafter	70.00
Total	$93.75
The weighted-average interest rate on borrowings outstanding under the credit facilities at March 31, 2026 and June 30, 2025 were 5.1% and 5.9%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the nine months ended March 31, 2026. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2025.
Recurring Fair Value Measurements:
As of March 31, 2026 and June 30, 2025, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2026
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,094	$1,094
Trading securities: mutual funds held in nonqualified SERP	3,930	—	3,930
Total assets at fair value	$3,930	$1,094	$5,024
Liabilities
Derivatives: foreign exchange contracts	$—	$1,551	$1,551
Total liabilities at fair value	$—	$1,551	$1,551

	June 30, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$3,017	$3,017
Trading securities: mutual funds held in nonqualified SERP	4,114	—	4,114
Total assets at fair value	$4,114	$3,017	$7,131
Liabilities
Derivatives: foreign exchange contracts	$—	$1,910	$1,910
Total liabilities at fair value	$—	$1,910	$1,910

We had no level 3 assets or liabilities at March 31, 2026 and June 30, 2025, or any activity in Level 3 assets or liabilities during the nine months ended March 31, 2026.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the nine months ended March 31, 2026. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2025.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of March 31, 2026, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $0.8 million and to hedge currencies against the Euro in the aggregate notional amount of 40.7 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2026, we estimate that approximately $0.1 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2026 and June 30, 2025.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2026	June 30, 2025	Balance Sheet Location	March 31, 2026	June 30, 2025
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,078	$2,540	Accrued expenses	$971	$927

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	16	477	Accrued expenses	580	983
Total derivatives		$1,094	$3,017		$1,551	$1,910
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$84	$1,190	$2,391	$(1,379)
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2026	2025	2026	2025
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$1,696	$(455)	$3,569	$(1,873)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(665)	$(742)	$(2,122)	$(50)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,031	$(1,197)	$1,447	$(1,923)
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company may also provide a discretionary contribution, to be authorized and determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $1.5 million and $1.6 million for the nine months ended March 31, 2026 and March 31, 2025, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of March 31, 2026, both total investments and obligations under SERP were $3.9 million, of which $0.4 million were short term and $3.5 million were long term. As of June 30, 2025, both total investments and obligations under SERP were $4.1 million, of which $0.5 million were short term and $3.6 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding (losses) gains for the nine months ended March 31, 2026 and 2025 was approximately $(0.1) million and $(0.4) million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of March 31, 2026, total obligations under these plans were $9.1 million of which $8.1 million were long term and $1.0 million were short term. As of June 30, 2025, total obligations under these plans were $8.2 million of which $7.3 million were long term and $0.9 million were short term. Net periodic benefit costs were not material for the nine months ended March 31, 2026 and 2025.

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
During the first nine months of fiscal year 2026, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

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
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of March 31, 2026 and June 30, 2025, were as follows:

(Amounts in Thousands)	March 31, 2026	June 30, 2025
Operating lease right-of-use assets (included in Other Assets)	$11,209	$11,779
Operating lease liability, current (included in Accrued expenses)	$2,284	$520
Operating lease liability, noncurrent (included in Other long-term liabilities)	$14,793	$11,386
During the three months ended December 31, 2025, the Company received the $4.6 million tenant allowance associated with the Indiana manufacturing facility lease, which increased the operating lease liability from June 30, 2025.
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
During the nine months ended March 31, 2026 and 2025, the Company repurchased $9.8 million and $8.9 million, respectively, of common stock under the Plan at an average price of $26.87 per share and $18.10 per share, respectively, which was recorded in Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $113.5 million of common stock at an average cost of $16.28 per share.

Note 15. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Basic and Diluted Earnings Per Share:
Net Income	$5,719	$3,817	$19,442	$10,403
Less: Net Income allocated to participating securities	4	4	17	11
Net Income allocated to common Share Owners	$5,715	$3,813	$19,425	$10,392

Basic weighted average common shares outstanding	24,469	24,728	24,559	24,859
Dilutive effect of average outstanding stock compensation awards	179	144	263	188
Dilutive weighted average shares outstanding	24,648	24,872	24,822	25,047

Earnings Per Share of Common Stock:
Basic	$0.23	$0.15	$0.79	$0.42
Diluted	$0.23	$0.15	$0.78	$0.41
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
The CODM uses operating income as the measure of profitability to evaluate income or loss generated from each operating segment and to guide decisions on capital investments and assess performance. These decisions may include capital expenditures and/or acquisitions. Expenditures for long-lived assets for the nine months ended March 31, 2026 and 2025 were $43.2 million and $24.0 million, respectively. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets; however, it should be noted the discrete balance sheet information is not utilized by the CODM in assessing performance and allocating resources.
Certain corporate administrative expenses have been allocated to the Business Unit Operations Segment based upon the nature of the expenses.

The following table presents significant operations segment net sales and expenses:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Net Sales
Business Unit Operations	$359,365	$386,085	$1,072,768	$1,115,076
Corporate/Eliminations	(6,443)	(11,478)	(12,963)	(8,821)
Total Net Sales	$352,922	$374,607	$1,059,805	$1,106,255

Cost of Sales (Excluding Depreciation and Amortization)	314,905	338,613	946,895	1,005,171
Selling and Administrative (Excluding Depreciation and Amortization)	15,121	13,101	42,893	36,856
Depreciation and Amortization	10,295	9,151	28,664	27,412
Restructuring Expense	850	2,026	4,083	9,019
(Gain on Disposal) Asset Impairment	(4)	—	294	(1,264)
Total Operating Income	$11,755	$11,716	$36,976	$29,061
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “should,” “would,” “could,” “will,” “can,” “potentially,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as war, global health emergencies, availability or cost of raw materials and components, tariffs and other trade barriers, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2025.
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
We monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete.

Beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities, and certain countries have imposed or are considering retaliatory tariffs on U.S. exports. The global tariff landscape is highly dynamic, including legal challenges and administrative processes related to tariffs and potential refunds. Increased tariffs have and may continue to impact end customer demand. We have recovered, and expect to continue recovering, a significant portion of our tariff-related costs from our customers, although recovery may lag the timing of cost occurrence. If we are unable to fully recover these costs, our results of operations and cash flows could be adversely impacted.
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the U.S., Israel, and Iran, and the related regional instability. We are specifically monitoring the impacts to global macroeconomic conditions, supply chain disruptions, freight and component cost increases, and the related impact to end customer demand.
Net sales in the third quarter of the current fiscal year decreased 6% compared to the prior fiscal year third quarter, driven primarily by single-digit percentage declines in each end market vertical.
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
We continue to maintain a strong balance sheet, which included a current ratio of 2.1, a debt-to-equity ratio of 0.3, and Share Owners’ equity of $578 million at March 31, 2026. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Nine Months Ended
	March 31
Customer Service Years	2026	2025
More than 10 Years
% of Net Sales	77%	77%
# of Customers	26	36
5 to 10 Years
% of Net Sales	17%	17%
# of Customers	12	13
Less than 5 Years
% of Net Sales	6%	6%
# of Customers	12	9
Total
% of Net Sales	100%	100%
# of Customers	50	58
Our total number of customers declined by eight when comparing the nine-month periods ended March 31, 2026 to March 31, 2025. Those customers accounted for approximately 1% of our consolidated net sales in the first nine months of fiscal year 2025.

A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2025.
Results of Operations

	At or for the
	Three Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2026	as a % of Net Sales	2025	as a % of Net Sales	% Change
Net Sales	$352.9		$374.6		(6)%
Gross Profit	$27.8	7.9%	$26.9	7.2%	3%
Selling and Administrative Expenses	15.1	4.4%	13.2	3.6%	16%
Restructuring Expense	0.9	0.2%	2.0	0.5%
Operating Income	11.8	3.3%	11.7	3.1%	—%
Other Income (Expense)	(3.0)		(4.6)
Provision (Benefit) for Income Taxes	3.1		3.3		(8)%
Net Income	$5.7		$3.8		50%
Diluted Earnings per Share	$0.23		$0.15		53%
Open Orders	$602		$642		(6)%

	For the Nine Months Ended
	March 31
(Amounts in Millions, Except for Per Share Data)	2026	as a % of Net Sales	2025	as a % of Net Sales	% Change
Net Sales	$1,059.8		$1,106.3		(4)%
Gross Profit	$84.5	8.0%	$73.9	6.7%	14%
Selling and Administrative Expenses	43.1	4.1%	37.1	3.4%	16%
Restructuring Expense	4.1	0.4%	9.0	0.8%
Asset Impairment (Gain on Disposal)	0.3	—%	(1.3)	(0.1)%
Operating Income	37.0	3.5%	29.1	2.6%	27%
Other Income (Expense)	(10.3)		(15.6)
Provision (Benefit) for Income Taxes	7.3		3.1		136%
Net Income	$19.4		$10.4		87%
Diluted Earnings per Share	$0.78		$0.41		90%

Net Sales by Vertical Market	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2026	2025	% Change	2026	2025	% Change
Automotive	$160.5	$165.5	(3)%	$487.2	$533.7	(9)%
Medical	106.1	115.2	(8)%	304.0	288.9	5%
Industrial	86.3	93.9	(8)%	268.6	283.7	(5)%
Total Net Sales	$352.9	$374.6	(6)%	$1,059.8	$1,106.3	(4)%
Beginning in the first quarter of fiscal year 2026, sales to certain customers previously included in the automotive vertical, specifically those customers more aligned with commercial vehicle applications versus passenger vehicles, are now reflected in the industrial vertical to better reflect the nature of the programs. Prior periods have been recast to conform to current period presentation. For the three and nine months ended March 31, 2025, $7.5 million and $20.6 million of the industrial net sales were previously categorized as automotive.
Third quarter fiscal year 2026 consolidated net sales decreased 6% compared to the third quarter of fiscal year 2025, and the year-to-date fiscal year 2026 consolidated net sales decreased 4% compared to the year-to-date period of fiscal year 2025.

Foreign currency fluctuations had a favorable 3% impact on net sales in the current quarter compared to the third quarter of fiscal year 2025, and a favorable impact of 2% in the current year-to-date period compared to the year-to-date period of fiscal year 2025.
•In the automotive end market vertical, sales to customers quarter over quarter remained relatively flat when compared to prior year quarter. Year-to-date the automotive end market vertical decreased resulting from the loss of a major automotive program that was unrelated to Kimball, the continued pressure on customer demand as a result of tariffs primarily impacting North America, and softness in demand, particularly in Asia, partially offset by improvements in Europe.
•Sales to the medical end market vertical decreased quarter over quarter but increased in the year-to-date period. The third quarter of fiscal year 2025 and the prior year-to-date period were favorably impacted by $24 million in non-recurring consignment inventory sales to a customer for completed programs. Offsetting the decreases from the non-recurring consignment inventory sales in the prior year were a step-up in sales with our largest medical customer in addition to some new program wins.
•In the industrial end market vertical, sales to customers decreased for both quarter over quarter and year-to-date periods primarily as a result of declines in climate controls and residential HVAC.
Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2026	2025	2026	2025
Nexteer Automotive	17%	19%	18%	19%
Philips	11%	15%	11%	*
ZF	12%	*	11%	11%

* amount is less than 10% of total
Gross profit as a percent of net sales in the third quarter of fiscal year 2026 improved when compared to the third quarter of fiscal year 2025 as well as in the first nine months of the fiscal year. Improvements in both quarter over quarter as well as year over year were primarily driven by broad improvements in Europe, including the maturing of a new braking program and favorable exchange rates. We also experienced improvement as a result of efficiencies driven by our restructuring efforts, including the Tampa closure. These improvements were partially offset by increased costs from opening our new manufacturing facility in Indianapolis. Gross profit as a percent of net sales in the third quarter of fiscal year 2025 experienced dilution from the non-recurring consignment inventory sale.
Selling and administrative expenses increased both as a percent of net sales and in absolute dollars in the third quarter of fiscal year 2026 when compared to the third quarter of fiscal year 2025 as well as in the first nine months of the fiscal year. The increased expenses were primarily driven by higher wages and benefits, increased profit-sharing bonus expense and stock compensation driven by improved performance, and increased professional fees relating to business transformation. The year-to-date period also included a $2.0 million recovery received during the first three months of fiscal year 2026 resulting from a customer terminating a program.
In the three and nine months ended March 31, 2026, we recorded pre-tax restructuring expense of $0.9 million and $4.1 million for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure. In the three and nine months ended March 31, 2025, we recorded pre-tax restructuring expense of $2.0 million and $9.0 million for employee-related costs for cost structure alignment and incurred costs related to the Tampa closure.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2026	2025	2026	2025
Interest income	$203	$100	$717	$575
Interest expense	(2,072)	(2,936)	(6,520)	(11,969)
Foreign currency/derivative gain (loss)	39	(847)	(1,179)	(1,638)
Gain (loss) on SERP investments	(76)	9	234	285
Factoring fees	(761)	(477)	(2,491)	(1,530)
Credit facilities fees and bank charges	(223)	(209)	(667)	(739)
Other	(78)	(202)	(300)	(533)
Other income (expense), net	$(2,968)	$(4,562)	$(10,206)	$(15,549)
Interest expense has decreased in the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025 due to lower borrowings on credit facilities and lower interest rates. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision (benefit) for income taxes for the nine months ended March 31, 2026 and March 31, 2025 was $7.3 million, or 27.4% of income before taxes on income, and $3.1 million, or 23.0% of income before taxes on income, respectively.
Open orders declined by 6% when comparing March 31, 2026 to March 31, 2025. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Liquidity and Capital Resources
Working capital at March 31, 2026 was $371.9 million compared to working capital of $381.0 million at June 30, 2025. The current ratio was 2.1 at March 31, 2026 and 2.2 at June 30, 2025. The debt-to-equity ratio was 0.3 at March 31, 2026 and June 30, 2025. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $358.5 million at March 31, 2026 and $373.5 million at June 30, 2025.
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

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Days Sales Outstanding	56	59	58
Contract Asset Days	20	20	21
Production Days Supply on Hand	91	92	96
Accounts Payable Days	62	65	56
Advances from Customers Days	15	15	20
Cash Conversion Days	90	91	99
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

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2026 and 2025.

	Nine Months Ended
	March 31
(Amounts in Millions)	2026	2025
Net cash provided by operating activities	$29.8	$105.9
Net cash used for investing activities	$(38.1)	$(5.2)
Net cash provided by (used for) financing activities	$2.5	$(126.6)
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal year 2026 was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities. Net cash provided by operating activities for the first nine months of the prior year was driven by net income adjusted for non-cash items and changes in operating assets and liabilities.
Net income adjusted for non-cash items provided cash of $52.7 million in the first nine months of fiscal year 2026, while changes in operating assets and liabilities used $22.8 million of cash in the first nine months of fiscal year 2026, largely due to a decrease in advances from customers, which used cash of $13.2 million and an increase in receivables, which used cash of $9.8 million. Partially offsetting cash used for advances from customers and receivables was an increase in accounts payable, which provided cash of $15.1 million.
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
Cash Flows from Investing Activities
Net cash used by investing activities of $38.1 million in the first nine months of fiscal year 2026 was largely due to capital investments of $43.2 million. The capital investments were primarily for the new medical facility in Indianapolis as well as to support new business awards and facility improvements.
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
Cash Flows from Financing Activities
For the first nine months of fiscal year 2026, net cash provided by financing activities of $2.5 million resulted largely from net borrowings on our credit facilities of $15.4 million partially offset by repurchases of our common stock under an authorized repurchase plan and the remittance of tax withholdings on share-based payments. For the first nine months of fiscal year 2025, net cash used for financing activities of $126.6 million resulted largely from net payments on our credit facilities of $116.1 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) scheduled to mature May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029. This facility is maintained for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary credit facility as of March 31, 2026.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of March 31, 2026, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.

Subsequent to March 31, 2026, the Company entered into an amended and restated credit agreement on April 30, 2026 to its existing primary credit facility. This amendment and restatement changes the maturity date of the revolving credit borrowings from May 4, 2027 to April 30, 2031. See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, debt covenants, and the amended primary credit facility.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the nine months ended March 31, 2026 and 2025, we sold, without recourse, $208.7 million and $236.2 million of accounts receivable, respectively.
In addition to our customers’ supply chain financing arrangements, we have also entered into receivables purchase agreements (“RPA’s”) with third-party banking institutions for certain domestic receivables. We sell our entire interest in certain receivables for 100% of face value, less a discount. We are required to remit amounts collected as a servicer under the RPA’s timely to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and under one of the RPA’s, no greater than 5% of sold and outstanding receivables in the event of customer insolvency. In the nine months ended March 31, 2026, under this program, we sold $100.1 million of receivables. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
As of March 31, 2026, following several quarters of strong cash generated from operating activities and debt reduction, we are in a much improved liquidity position with $82.5 million in cash and unused borrowings in USD equivalent under all of our credit facilities of $276.0 million. Additionally, considering expected future sources of liquidity from cash generated from operations and proceeds from the completed sale of the Tampa facility, we are positioned to meet our working capital and other operating needs for at least the next twelve months.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At March 31, 2026, our capital expenditure commitments were approximately $8.5 million, consisting primarily of capital related to new program wins and leasehold improvements on our new medical facility. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At March 31, 2026, our foreign operations held cash totaling $81.8 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. The Company asserts permanent reinvestment of foreign earnings in all our foreign jurisdictions with the exception of earnings from our China operation beginning in 2025 and thereafter.
The Company’s Repurchase Plan allows the repurchase of up to $120 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $113.5 million of common stock under the Repurchase Plan through March 31, 2026.

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
Fair Value
During the third quarter of fiscal year 2026, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2026, we do not have any material off-balance sheet arrangements.
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
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of March 31, 2026.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2026, the Company repurchased $4.0 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2026 - January 31, 2026	—	$—	—	$10,526,898
February 1, 2026 - February 28, 2026	65,837	$25.08	65,837	$8,875,451
March 1, 2026 - March 31, 2026	99,372	$23.63	99,372	$6,526,922
Total	165,209	$24.21	165,209
(1)Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended March 31, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
We are providing the following disclosure in this Form 10-Q in lieu of filing such information on a Current Report on Form 8-K.
Item 1.01 Entry into a Material Definitive Agreement
On April 30, 2026, Kimball Electronics, Inc. (the “Company”) entered into an amended and restated credit agreement (the “Restated Credit Agreement”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent. The Restated Credit Agreement amends and restates the Company’s primary credit facility which was scheduled to mature on May 4, 2027 (the “Primary Credit Facility”). Among other things, the Restated Credit Agreement (1) allows for revolving borrowings of $300 million, with the option to increase the amount available for revolving borrowings by an additional $150 million (to a total of $450 million) at the Company’s request, subject to the consent of each lender participating in such increase, with a maturity date of April 30, 2031; (2) defines the interest rate calculation method dependent on the class, type, and currencies of borrowings; (3) defines the limitations for a supply chain financing program; and (4) as part of its rebranding, subject to Share Owners’ approval, provides for updates to the Company’s trade name to Kimball Solutions, Inc. and also its subsidiaries.

The terms for the term loan borrowings remain largely unchanged in the Restated Credit Agreement. It continues to maintain the maturity date of December 20, 2029 for such term loan borrowings and the quarterly payment schedule for such term loan borrowings.
Pursuant to the Restated Credit Agreement, the Company will use the proceeds (i) to refinance existing indebtedness and (ii) for working capital purposes and general corporate purposes of the Company.
A commitment fee of the unused portion of principal amount of the credit facility is payable at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the Revised Credit Agreement, but unchanged from the prior Primary Credit Facility.
The interest rate on borrowings is dependent on the class, type, and currencies of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”), which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus the Revolving Commitment Term Benchmark spread or Term Loan Term Benchmark spread which can range from 110.0 to 185.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
•any Term Benchmark borrowing denominated in Euros will utilize the Euro Interbank Offered Rate (“EURIBOR”) in effect two target days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period as defined in the agreement, plus the Revolving Commitment Term Benchmark spread or Term Loan Term Benchmark spread which can range from 110.0 to 185.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (“ABR”), which is defined as the highest of the fluctuation rate per annum equal to the higher of:
a.Prime Rate in the U.S. last quoted by the Wall Street Journal, and if this is ceased to be quoted, the highest bank prime loan rate or similar loan rate quoted by the Federal Reserve Board;
b.1/2 of 1% per annum above the Federal Reserve Bank of New York (NYFRB) Rate (as defined under the Credit Agreement); or
c.1% per annum above the Term SOFR Rate (as defined under the Credit Agreement);
plus the Revolving Commitment ABR spread or Term Loan ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. Under the Restated Credit Agreement, the ABR Spread and Benchmark Spread for Term Loan borrowings remain the same as for Revolving Commitment borrowings.
The Company’s financial covenants under the Restated Credit Agreement are unchanged from the Primary Credit Facility, with the exception of the change in the first covenant below from “unencumbered U.S. cash on hand in the United States in excess of $15 million” to “Unrestricted Cash in an amount not to exceed $25,000,000,” and require:
•a ratio of consolidated total indebtedness minus unrestricted cash, as defined in the Restated Credit Agreement, in an amount not to exceed $25 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0; provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the Restated Credit Agreement, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters ending during any period set forth below, to not be less than 3.5 to 1.0.
The foregoing description of the Restated Credit Agreement does not purport to be complete and is qualified by its entirety by reference to the full text of the Restated Credit Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Item 2.03 Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information set forth under Item 1.01 related to the Restated Credit Agreement is incorporated by reference in this Item 2.03.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
10.1
Amended and Restated Credit Agreement, dated as of April 30, 2026, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent
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

KIMBALL ELECTRONICS, INC.

By:	/s/ RICHARD D. PHILLIPS
Richard D. Phillips Chief Executive Officer
May 6, 2026

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
May 6, 2026