Form 10-K
period 2026-06-30
Kimball Electronics, Inc.
filed 2026-08-19
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
The aggregate market value of the common stock held by non-affiliates, as of December 31, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $667.3 million based on 98.1% of common stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 6, 2026 was 23,966,995 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on November 13, 2026, are incorporated by reference into Part III.

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
Forward-Looking Statements
This document contains certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “potentially,” “can,” “goal,” “predict,” “probable,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.
The risk factors discussed in Item 1A - Risk Factors of this report could cause our results to differ materially from those expressed in forward-looking statements. Among those factors are the risks related to (i) our recently announced acquisition of Helvoet, (ii) the ongoing impact of tariffs, sanctions, and other trade policy changes, (iii) our development and use of artificial intelligence, (iv) the volume, mix, and cadence of orders from our largest customers, (v) evolving sustainability, cybersecurity, AI, and privacy laws and regulations, (vi) shifts in U.S. political, tax, and regulatory policy and (vii) supply chain disruptions. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
At any time when we make forward-looking statements, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.
Overview
Kimball Electronics was founded in 1961 and incorporated in 1998. We deliver a package of value that includes durable, high-reliability electronics, higher level and final assemblies, and contract development and manufacturing organization (“CDMO”) solutions. Through our Kimball Solutions platform, we provide integrated manufacturing solutions that combine electronics manufacturing services, medical disposables, drug delivery solutions, precision molded plastics, and end-to-end product lifecycle support. Our CDMO solutions support the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. The acquisition of Helvoet Polymer Technologies B.V. (“Helvoet”) on July 1, 2026, which occurred after our fiscal year end and is therefore reported as a subsequent event in Note 22 - Subsequent Event of Notes to Consolidated Financial Statements, expanded our capabilities in precision molded plastics, complex tooling, and medical device component manufacturing, enhancing our ability to provide comprehensive solutions to customers across the medical and pharmaceutical markets. Customers and industry trade publications regularly award us for our design, engineering, and manufacturing expertise that, coupled with robust processes and procedures, help us ensure that we deliver the highest levels of quality, reliability, and innovative service throughout the entire life cycle of our customers’ products. Our Customer Relationship Management (“CRM”) model is key to providing our customers convenient access to our highly integrated global footprint, enabled by our largely standardized operating system and procedures.

In 2026, we introduced the Kimball Solutions brand to represent our expanded portfolio of non-electronic manufacturing solutions, including medical disposables, drug delivery systems, precision molded plastics, clean room assembly, micro fluidics, sterilization management, and related CDMO capabilities. The Kimball Solutions brand complements our long-standing electronics manufacturing services business and reflects our strategy to provide customers with a broader package of value through integrated manufacturing solutions. We intend to change our name to Kimball Solutions, Inc., subject to Share Owners’ approval at our 2026 Annual Meeting of Share Owners scheduled for November 13, 2026. If approved, we expect that our common stock will continue to trade on The Nasdaq Stock Market LLC and that our current ticker symbol (KE) would change to KMBL. Unless and until any name change becomes effective, we will continue to operate as Kimball Electronics, Inc. under our current ticker symbol.
Our corporate headquarters is located at 1205 Kimball Boulevard, Jasper, Indiana. We manufacture products for our customers at facilities located in the United States, China, India, Mexico, The Netherlands, Poland, Romania, and Thailand. As discussed above, we completed the acquisition of Helvoet Polymer Technologies B.V. (“Helvoet”) on July 1, 2026, and these subsidiaries manufacture products in India and The Netherlands.
Reporting Segment
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker, the Chief Executive Officer. Our operating segments meet the aggregation criteria under the accounting guidance for segment reporting. As of June 30, 2026, all of our operating segments provided contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, and precision molded plastics primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments serves customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment.
Our Business Strategy
We intend to achieve sustained, profitable growth in the markets we serve by supporting the global growth initiatives of our customers as a multifaceted manufacturing solutions company through:
•Leveraging Our Global Footprint – responding to increasing customer demand for geographic diversification, supply chain resiliency, and manufacturing optionality through our facilities in North America, Europe, and Asia, while evaluating opportunities to expand into additional strategic regions;
•Expanding Our Package of Value – enhancing our core contract manufacturing services capabilities while expanding our offerings in complex system assembly, medical disposables, drug delivery systems, specialized manufacturing processes, precision molded plastics, and integrated CDMO solutions with particular emphasis on medical and pharmaceutical applications;
•Expanding Our Markets – exploring opportunities and making investments that will broaden existing or establish new markets.
Through Kimball Solutions, we have expanded beyond our traditional EMS foundation to offer an integrated portfolio of EMS and CDMO solutions. We are increasingly positioning the Company as a strategic manufacturing partner capable of supporting customers across both electronic and non-electronic product categories. By combining our global EMS expertise with medical disposables, precision molded plastics, clean room assembly, sterilization management, and drug delivery capabilities, we provide customers with a broader range of solutions throughout the product lifecycle.
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
Many of our customers are multinational companies operating across multiple global regions, and they maximize their supplier relationship by partnering with us at multiple facilities across these locations and regions. We leverage key supply chain advantages and our streamlined operations to cost-effectively manufacture both electronic and non-electronic products, from high volume-low mix to high mix-low volume, within a single production facility for customers from all three of our end market verticals. Our robust new product introduction process and our extensive manufacturing capabilities, including precision molded plastics, specialized medical manufacturing, clean room assembly, and drug delivery solutions give us the ability to execute to the various quality and reliability expectations of each of our customers. Our CRM model and our strategic approach to expanding our global footprint aligns with our customers’ preferences in our three end market verticals allowing us to support their global growth initiatives.
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
These services are delivered through a combination of our electronics manufacturing services (EMS) and contract development and manufacturing organization (CDMO) offerings, enabling customers to consolidate multiple manufacturing and supply chain requirements with a single strategic supplier.
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

Major Competitive Factors
Key competitive factors in the markets we serve include quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, competitive pricing, and global presence. Numerous contract manufacturing service providers compete globally for business from existing and potential customers. We also face competition from our customers’ own capacity and capabilities to in-source production. The proliferation of electronic components in today’s advanced products and the continuing trend by original equipment manufacturers in the electronics industry to subcontract the assembly process to companies with a core competency in this area drive growth in our industry. The nature of the EMS/CDMO industries is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause margin dilution early in the life of a program, which is often recovered as the program becomes established and matures. Our continuing success depends upon our ability to replace expiring customers/programs with new customers/programs.
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
Our Competitive Strengths
Our evolution from a traditional EMS provider into an integrated manufacturing solutions company expands our competitive strengths. We leverage our experience in producing safety critical electronic assemblies for automotive customers for 40 years to create valuable and innovative solutions for customers in different industries. Our strengths include:
•Core competency of producing durable electronics;
•Body of knowledge in the design and manufacture of products that require high levels of quality control, reliability, and durability;
•Highly integrated, global footprint supporting electronics manufacturing services (EMS) and contract development and manufacturing organization (CDMO) offerings;
•Fully integrated engineering, manufacturing and supply chain services as the contract development and manufacturing organization (“CDMO”) including medical disposables, drug delivery systems, precision molded plastics clean room assembly, sterilization management, micro fluidics, and other non-electronic products;
•CRM model and our customer scorecard process;
•Ability to provide our customers with valuable design input for improved manufacturability, reliability, and cost;
•Quality systems, industry certifications, and regulatory compliance;
•Integrated supply chain solutions and competitive bid processes that result in competitive raw material pricing;
•Unique ability to combine high-reliability electronics manufacturing with precision molded plastics and medical CDMO capabilities under a single global operation model;
•Expanded precision molded plastics expertise and manufacturing capabilities through the acquisition of Helvoet; and
•Complete product life cycle management.
Competitors
Numerous manufacturers in the EMS industry compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Flex Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation as well as specialized providers of medical device manufacturing, drug delivery solutions, and precision molded plastics.
Locations
As of August 19, 2026, we have eleven manufacturing facilities with three located in Indiana (two of which are fully operational), two in Mexico, and one located in each of China, India, The Netherlands, Poland, Romania, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels for supporting our customers’ needs around the globe. In 2025, we executed a lease for a third manufacturing facility in Indiana to expand our medical CDMO footprint. When the leased facility is fully operational, it will replace the existing Indianapolis, Indiana facility, reducing our number of manufacturing facilities by one. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.

Seasonality
Consolidated sales revenue is generally not affected by seasonality.
Customers
While the total electronic assemblies market has broad applications, our customers are concentrated in the automotive, medical, and industrial end markets.
Sales by industry as a percent of net sales for each of the three years in the period ended June 30, 2026 were as follows:

	Year Ended June 30
	2026	2025	2024
Automotive	46%	47%	46%
Medical	29%	27%	25%
Industrial	25%	26%	29%
Total	100%	100%	100%
Included in our sales were a significant amount to Nexteer Automotive, Philips, and ZF, which accounted for the following portions of net sales:

	Year Ended June 30
	2026	2025	2024
Nexteer Automotive	18%	19%	16%
Philips	11%	*	*
ZF	11%	11%	13%

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

Intellectual Property
Our primary intellectual property consists of proprietary manufacturing technology and processes, including manufacturing know-how, process methods, quality and testing methodologies, systems, tools, and related confidential information used to deliver our manufacturing services. We protect these assets primarily through trade secret, copyright, trademark, contractual, internal policy, information security, and cybersecurity measures rather than patents.
In the ordinary course of providing services to our customers, we receive and use their specifications, designs, data, and other confidential or proprietary information. We use this customer-owned or customer-licensed intellectual property only as permitted under applicable agreements and solely to provide services to those customers. We maintain policies, nondisclosure agreements and other contractual safeguards, and internal procedures designed to protect our intellectual property and the intellectual property and confidential information of our customers and suppliers. Unless otherwise agreed with a customer, we retain rights to independently developed and generally applicable manufacturing processes, process improvements, methods, systems, tools, know-how, and other proprietary information that are not specific to a customer’s product design or customer-owned technology. We also use nondisclosure agreements and other contractual arrangements with customers, suppliers, employees, and third parties to protect confidential information and proprietary rights.
We own and use trademarks and trade names, including Kimball Electronics and Kimball Solutions, in connection with our business and protect them where appropriate. Although our business is not principally dependent on consumer brand recognition, we protect our trademarks and trade names where appropriate. We do not believe that any individual patent, trademark, license, or other intellectual property right is material to our business as a whole.
Sustainability Commitment
We are committed to responsible, sustainable environmental, social, and governance philosophies and practices, which have been a part of our fabric since our founding in 1961. Our approach is guided by long-standing principles that emphasize environmental stewardship, workplace safety, ethical business conduct, and meaningful community engagement. These principles are embedded in our operations and culture across all global locations. To illustrate how our employees uphold these values in their daily work, we published our most recent annual Guiding Principles Report in March 2026. The Report details our sustainability priorities and performance, and highlights how our sustainability efforts support long-term stakeholder relationships and global business success. It reflects several long-standing Guiding Principles of the Company: our customer is our business; our people are the company; the environment is our home; we strive to help our communities be great places to live; profitability and financial resources give us the freedom to shape our future and achieve our vision. The Report is posted on our website at https://www.kimballelectronics.com/sustainability. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Environmental Stewardship and Energy Use
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental and ecological matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment will not represent a material portion of total capital expenditures. Our management systems support our process for identifying, monitoring, and managing significant environmental aspects of our operations, including energy use, waste, water, emissions, and regulatory compliance.
Our operations use energy, primarily in the form of electricity, and we manage energy use as a significant environmental aspect under our environmental management systems. Federal, foreign, and state regulations may control the allocation of energy sources available to us, but to date we have experienced no interruption of production due to such regulations. We continue to work toward our goal to source 100% renewable electricity by 2030, subject to the availability of renewable electricity, energy attribute instruments, cost considerations, regulatory requirements, and operational needs.
We participate in CDP climate change and water security questionnaires to quantify our environmental practices and demonstrate progress toward reducing our environmental impact. We also disclose environmental metrics and related sustainability information in our annual Guiding Principles Report, and certain quantitative environmental metrics disclosed in that report are subject to limited third-party assurance. Our participation in CDP, our annual Guiding Principles Report, and other public sustainability communications reflect our commitment to transparency, continuous improvement, and environmental stewardship, consistent with our belief that “the environment is our home” and our dedication to excellence, leadership, and responsibility in the communities where we operate.

Additionally, our annual Guiding Principles Report is prepared with reference to, and/or aligned with, the Global Reporting Initiative (GRI) Standards, the United Nations (UN) Sustainable Development Goals (SDG) and Global Compact (UNGC), the Sustainable Accounting Standards Board (SASB) Electronic Manufacturing Services & Original Design Manufacturing Standard, and the Task Force on Climate-related Financial Disclosures (TCFD) framework. We are members of the Responsible Minerals Initiative. Where applicable, our environmental and responsible-sourcing programs also support customer and regulatory requirements relating to product content, responsible minerals, and other supply-chain environmental matters. We publish our sustainability report and our responses to the CDP climate change and water security questionnaires annually on our website at kimballelectronics.com/sustainability. Information in those reports may be prepared using standards, assumptions, methodologies, and materiality concepts that differ from those used in our SEC filings. The contents of the sustainability reports and CDP questionnaire responses are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Because our people are the reason for our success, central to our long-term strategy is attracting, developing, and retaining the best talent globally and strengthening collaboration. We are committed to pay equity and apply the principle of equal pay for work of equal value in all regions where we operate. As of June 30, 2026, Kimball Electronics employed approximately 5,600 people worldwide, with approximately 1,000 located in the United States and approximately 4,600 located in foreign countries. Three of our Independent Directors are female along with 50% of the Board’s leadership and 43% of our executive leadership team.
We value and work to promote a diverse, equitable, and inclusive work environment. We are committed to holding ourselves accountable, taking action to continuously improve our policies and practices, and upholding the principles that encompass diversity, equity, inclusion, and belonging as outlined in our Diversity, Equity, Inclusion, and Belonging (“DEI&B”) statement. Our strategy is to achieve excellence in customer service, employee relations, and business objectives through creativity, responsiveness, and innovation as a result of increased well-being, sense of belonging, and meaningful work for our employees. Consistent with our Guiding Principles, we hold ourselves accountable for continuously improving our people-focused policies and practices, in compliance with applicable laws in each jurisdiction where we operate. We provide a report on the diversity of our employees to our Board and in our Guiding Principles Report.
The average tenure within our workforce is 8 years, and we work hard to mitigate turnover risk by consistently and formally surveying our workforce about how well we are living up to our People Guiding Principles by asking them to anonymously rate us on a scale from 1 (low) to 10 (high). We currently have a score of 8.28 across our enterprise. We believe this is evidence that we truly operate our business as our people are the company. We consistently have a participation rate in our Guiding Principles survey of approximately 88%. Upon completion of this survey every year, each local management team receives qualitative and quantitative feedback and are responsible for crafting improvement plans based on our people’s inputs. These commitments are further detailed in our 2025 Guiding Principles Report, available at https://www.kimballelectronics.com/sustainability.
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
Business and Operational Risks
Concentration among a small number of key customers, and our customers’ ordering behavior, could materially reduce our revenues, profitability, and manufacturing efficiency.
Losses of key customers within specific industries or significant volume reductions from key customers are both risks. For fiscal year 2026, sales to our three largest customers — Nexteer Automotive, Philips, and ZF — accounted for approximately 40% of our net sales in the aggregate, and sales to Nexteer Automotive alone accounted for approximately 18% of our net sales. Over the past two fiscal years, we experienced the loss of a major automotive program from a significant customer, which was unrelated to Kimball’s performance, and we cannot assure you that similar program losses will not occur in the future. For example, our automotive customers, including Nexteer Automotive and ZF, are subject to significant cyclical, technological, and regulatory pressures. If our automotive customers reduce production volumes, delay or cancel programs, in-source manufacturing, or shift purchasing to competitors, our results of operations could be materially adversely affected.
Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. See “Customers” in Item 1 - Business for disclosure of the net sales as a percentage of consolidated net sales for each of our significant customers during fiscal years 2026, 2025, and 2024. Regardless of whether our agreements with our customers, including our significant customers, have a definite term, our customers typically do not commit to firm production schedules for more than one quarter.
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
Our integrated supply chain solutions for purchasing components and materials is a competitive strength and key to our strategy as a CDMO. Inflation and prices from suppliers have increased and may continue to rise. When prices rise for these or other similar reasons, they impact our margins and results of operations if we are not able to pass the increases through to our customers or otherwise offset them through cost savings. Many of our customer contracts permit periodic prospective adjustments to pricing based on decreases and increases in component prices and other factors; however, we could bear the risk of component price increases that occur between any such re-pricing or, if such re-pricing is not permitted or accepted by customers, during the balance of the term of the particular customer contract. There can be no assurance that we will continue to be able to purchase the components and materials needed to manufacture customer products at favorable prices. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.
We have also experienced, and may again experience in the future, such shortages due to the effects of and responses to industry-wide conditions, pandemics, natural disasters, and other events outside our control, including macroeconomic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of, and ongoing war in, Ukraine, the conflict involving the United States, Israel, and Iran and the related regional instability in the Middle East, evolving trade and sanctions regimes affecting semiconductor supply, and the risk of prolonged reliance on select regions (including Taiwan and mainland China) for certain critical components). We cannot reasonably predict the full extent to which these events may impact our supply chain, because any impacts will depend on future developments that are highly uncertain and continuously evolving, including new information that may emerge concerning new or existing pandemics, further actions by governmental entities or others in response to the types of events described above, and how quickly and to what extent normal economic and operating conditions can resume.
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
We continue to expand our global operations by increasing our product and service offerings, including as a CDMO, and scaling our infrastructure at certain facilities to support our business. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage these expansions effectively or successfully, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
We may not realize the anticipated benefits of the Helvoet acquisition or other future acquisitions.
On July 1, 2026, we completed our acquisition of Helvoet. Helvoet is our largest acquisition to date, expanded our manufacturing footprint into India and, additionally, the Netherlands, and materially expanded our precision molded plastics, complex tooling, and medical device component manufacturing capabilities. The success of the Helvoet acquisition depends on our ability to integrate Helvoet’s operations, employees, customers, information systems, financial and internal controls, and manufacturing processes with those of the Company on the timelines we currently expect, and to retain Helvoet’s key personnel and customer relationships.
Integration efforts may be complicated by differences in operating practices, geographic distances, differing regulatory regimes (including in India and the European Union), the need to remediate any control deficiencies identified in the integration process, and the diversion of management attention from ongoing operations. If we are unable to integrate Helvoet successfully or realize the strategic, operational, or financial benefits we expect, or if unanticipated integration costs, liabilities, or delays arise, we may not achieve the return on investment or the growth we anticipate and our business, results of operations, and financial condition could be materially adversely affected. Some of these risks are heightened by our decision to fund a portion of the purchase price from our credit facilities. Similar risks would apply to future acquisitions we may complete.
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
These risks could have an adverse effect on our financial position, results of operations, or cash flows. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash if we seek to repatriate these funds.
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

During fiscal year 2026, tariffs implemented under various U.S. trade authorities increased costs within our supply chain. We have generally recovered, and expect to continue recovering, a significant portion of these costs through contractual pass-through and repricing mechanisms. Although we may not be able to fully recover tariff-related costs, any unrecovered amounts are not expected to be material to our results of operations or cash flows. Changes in tariff policies, trade restrictions, or other international trade measures could nevertheless adversely affect our costs, our customers, our supply chain, or demand for our services.
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
We may not achieve the organic growth on which our strategy depends.
Our strategy to achieve sustained, profitable growth depends on our ability to expand our existing customer relationships, secure new customer programs, launch those programs on time and on budget, successfully introduce new categories of manufacturing services (including through our Kimball Solutions CDMO offerings), and expand our global manufacturing footprint (including the ramp of our new Indianapolis, Indiana medical CDMO facility). New program start-ups typically require significant investment in capacity, tooling, and working capital, and generally generate lower margins early in a program’s life. If we fail to execute on these initiatives, if new programs experience delays or higher start-up costs than we anticipate, or if we cannot secure and retain the customer demand needed to fill our expanded capacity, our revenue growth, margin performance, and returns on invested capital could be adversely affected.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security, including adherence to evolving global data privacy laws, cross-border data transfer, AI-specific regulations, and physical security measures.
The operation of our business depends on effective information technology systems, including data management, analytics, and artificial intelligence and machine learning technologies (collectively, “AI”) platforms and applications. See also ‘Risks related to our development and use of artificial intelligence’ below. These systems are subject to the risk of security breach or cybersecurity threat, including misappropriation of assets or other sensitive information, such as confidential business information and personally identifiable data relating to employees, customers, and other business partners, or data corruption which could cause operational disruption. The unpredictability of AI, machine learning, and similar systems that automate certain operational tasks bring the potential for unintended consequences and unexpected disruptions in business operations, financial losses, and reputational damage, including if such systems produce incorrect or biased outputs, expose confidential data to third-party AI providers, or generate outputs that infringe third-party intellectual property or violate applicable privacy or AI-specific laws (such as the EU AI Act, Colorado AI Act, and other emerging AI legislation). As we could be the target of cyber and other security threats, which are becoming increasingly sophisticated, we must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Information systems require an ongoing commitment of significant resources to research new technologies and processes, maintain and enhance existing systems, and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards as well as to protect against cyber risks and security breaches. While we provide employee awareness training around phishing, malware, and other cyber threats to help protect against these cyber and security risks, we cannot ensure the measures we take to protect our information technology systems will be sufficient.
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
Because we operate in the United States, Mexico, China, India, The Netherlands, Poland, Romania, and Thailand, we are subject to a wide and evolving range of data privacy, employee-monitoring, and cross-border data-transfer laws, including the EU and UK General Data Protection Regulations, the ePrivacy Directive, Mexico’s Federal Personal Data Protection Law, India’s Digital Personal Data Protection Act, and analogous laws in U.S. states and other jurisdictions in which we operate. AI-specific laws — including the EU Artificial Intelligence Act and state-level AI laws such as Colorado’s Artificial Intelligence Act — increasingly overlap with these privacy regimes and impose their own compliance obligations on our development, deployment, or use of AI systems.
Compliance with these laws is complex, costly, and increasingly requires cross-functional coordination among legal, IT, human resources, and business owners. Non-compliance, or perceived non-compliance, with any of these laws could result in significant civil penalties, injunctions, litigation, contract remediation obligations, and reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.
Our development, deployment, and use of artificial intelligence technologies could expose us to operational, legal, reputational, and competitive risks.
We use, and expect to continue to use and expand our use of AI, across our business, including in engineering design services, manufacturing process optimization, predictive maintenance, quality analytics, supply chain forecasting, back office productivity tools, and certain administrative functions. Some of these tools are developed internally, and others are provided by third-party suppliers, including through generally available large language models and cloud services.
Our use of AI presents a variety of risks, including operational risks (such as system errors, unreliable or biased outputs, and disruptions to business processes); intellectual property risks (including uncertainty regarding ownership of AI-generated outputs and possible infringement of third-party rights); data privacy and confidentiality risks (including the possibility that confidential customer or supplier information could be exposed through third-party AI tools); cybersecurity risks (including AI-enabled attacks such as deepfake impersonation, prompt injection, model poisoning, and automated phishing); competitive risks (including if our competitors deploy AI more effectively or at lower cost); and reputational risks (including if AI is misused or produces harmful, biased, or inaccurate outputs).
AI-specific laws and regulations are developing rapidly and are increasingly divergent across jurisdictions. Examples include the European Union Artificial Intelligence Act, the Colorado Artificial Intelligence Act, and other state-level AI laws in the United States, as well as evolving guidance from the U.S. Securities and Exchange Commission on AI-related disclosure. Complying with these laws and regulations could increase our costs, require changes to our AI systems, or limit our ability to deploy AI technologies. Failure to comply, or perceived failure to comply, could result in enforcement actions, litigation, or reputational harm. In addition, the U.S. Securities and Exchange Commission has focused on so-called ‘AI washing,’ or overstating the capabilities or business impact of AI, and we could be subject to claims if any of our public statements about AI are considered misleading.
Our use of AI also depends on our ability to attract and retain personnel with the relevant technical skills, to invest in the necessary infrastructure, and to safeguard our customers’ and suppliers’ proprietary information. Any of these risks could adversely affect our business, financial condition, results of operations, or reputation.

We depend on attracting and retaining executive officers, key employees, skilled personnel, and sufficient labor to efficiently operate our business.
Our ability to execute our strategy depends on attracting, developing, and retaining employees with the technical, engineering, and operational skills needed to run an increasingly automated, digitized, and data-driven manufacturing environment, including engineers, data and analytics professionals, cybersecurity and artificial intelligence specialists, skilled operators supporting our Industry 4.0 initiatives, and quality and regulatory personnel supporting our operations. Competition for these skills is intense and can be compounded by broader labor market pressures — including localized labor shortages, wage inflation, evolving employee expectations regarding workplace flexibility, and demographic shifts in the regions where we operate. If we are unable to attract and retain qualified personnel, to develop the technical and leadership capabilities of our existing workforce, or to manage the labor and retention effects of restructuring actions such as the closure of our Tampa facility, our ability to serve our customers, execute our strategic initiatives, and maintain operational efficiency could be adversely affected.
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
Failure to satisfy applicable customer, industry, and regulatory quality standards could adversely affect our customer relationships, results of operations, and reputation.
We make substantial investments in comprehensive, company-wide quality systems, certifications, and controls designed to satisfy customer requirements and to comply with the various product and quality-system regulations applicable to our operations. If we fail to meet these requirements, we may incur costs associated with product defects, warranty and product liability claims, production interruptions, government investigations, fines, and penalties, and our failure to comply could delay or prevent our customers’ ability to obtain or maintain product approvals or to receive products from us on schedule. Any of the foregoing could adversely affect our reputation, customer relationships, financial position, results of operations, or cash flows. Although we maintain product liability and other insurance coverage that we believe is generally consistent with industry practice, our coverage may not be adequate to protect us fully against substantial claims arising from warranty or product-defect liabilities.
Our medical CDMO operations — including our expanded footprint in Indianapolis, Indiana and our new Helvoet operations in India and the Netherlands — are subject to additional quality and regulatory requirements, including the U.S. Food and Drug Administration’s Quality Management System Regulation (formerly the Quality System Regulation) and current Good Manufacturing Practices (cGMP), the European Union Medical Device Regulation (2017/745) and In Vitro Diagnostic Regulation (2017/746), ISO 13485, and comparable regimes in China, India, and Thailand. Failures to comply, delays in obtaining or maintaining product-specific registrations or notified body certifications, or negative outcomes from FDA or comparable inspections could result in warning letters, import alerts, consent decrees, product recalls, or the temporary suspension of production, any of which could adversely affect our reputation, customer relationships, financial position, results of operations, or cash flows. Because we also handle customer-owned drug substances and drug products in support of drug delivery programs, our failure or our customers’ failure to comply with applicable drug cGMP, controlled-substance handling, or pharmacovigilance obligations could adversely affect our medical CDMO business.

Climate change, evolving sustainability regulation, and stakeholder expectations regarding environmental, social, and governance matters could increase our costs, impose new compliance obligations, and expose us to enforcement, litigation, and reputational risk.
Customers, investors, and other stakeholders continue to focus on environmental issues — including climate change, greenhouse gas emissions, water use, waste, and hazardous materials — and on broader sustainability topics. We have made public commitments to significantly reduce our greenhouse gas emissions and waste intensity and to increase our use of renewable electricity and recycled water by 2030, and we may adopt additional voluntary sustainability initiatives in the future. Our failure or perceived failure to achieve these commitments, or to satisfy other sustainability expectations of our customers, investors, employees, or other stakeholders, could adversely affect our reputation, our customer and investor relationships, our ability to attract and retain employees, our results of operations, and our attractiveness as an investment or business partner, and could expose us to government enforcement actions and private litigation.
Increased frequency and severity of extreme weather events, sea-level rise, and heightened water stress associated with climate change could damage our facilities or those of our suppliers and customers, disrupt our supply chain, and reduce demand for our services. Our past and present operations are also subject to extensive federal, state, local, and foreign environmental laws and regulations governing discharges to air, water, and land, the handling and disposal of solid and hazardous waste, the use of hazardous materials in production, and the remediation of contamination associated with releases of hazardous substances. Compliance with more stringent laws or regulations, or stricter interpretation of existing requirements, could require material expenditures, and any investigations or remedial efforts could result in material liabilities.
We are also subject to a rapidly evolving set of climate- and sustainability-related disclosure regimes. The European Union’s Corporate Sustainability Reporting Directive (CSRD) and the European Sustainability Reporting Standards (ESRS) apply, or under certain circumstances could apply, to our EU operations and, in some cases, to our global business. We prepare our annual Guiding Principles Report with reference to the ESRS as outlined by the CSRD, and continued compliance with the CSRD and ESRS, together with the European Union’s ongoing ‘Omnibus’ simplification proposals and evolving climate-related disclosure regimes in California and other U.S. states, could require significant effort and resources, particularly if the requirements do not align with existing initiatives. Transition to a lower-carbon economy could also require material investments in renewable energy, energy efficiency, and retrofitting or constructing facilities with lower-emission technology, and increases in the cost of energy, water, or other resources used in our operations or in the freight and logistics services on which we depend could reduce our profitability.
In addition, our customers have adopted, and may continue to adopt, procurement policies and sustainability goals that impose environmental, social, and governance requirements on their suppliers, including us, and an increasing number of investors have adopted sustainability policies for their portfolio companies. These practices, together with the divergent and rapidly evolving investor policies, voluntary sustainability frameworks, and regulatory regimes described above, may be difficult or expensive to comply with, may conflict with one another, and could adversely affect our reputation, business, or financial condition. Given the political significance and continuing uncertainty around these issues, we cannot predict how climate change and related legal, regulatory, and market developments will ultimately affect our operations and financial condition.
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
Shifts in U.S. political, tax, trade, and regulatory policy could adversely affect our business and results of operations.
Since January 2025, changes in the U.S. presidential administration have led to a series of executive orders, agency reorganizations, and rapidly evolving policy priorities that affect areas critical to our operations, including tariffs and trade policy, immigration enforcement, environmental and workplace regulation, the pace and scope of federal regulatory enforcement, and the composition of the federal workforce. These developments have introduced increased legal, regulatory, reputational, and operational uncertainty for companies that operate cross-border supply chains, including us.
The One Big Beautiful Bill Act, signed into law on July 4, 2025, made the 21% corporate tax rate permanent and made a variety of other changes to the U.S. tax code, some of which may affect our effective tax rate, cash taxes, deferred tax assets and liabilities (including in respect of GILTI, Section 163(j), and Section 174 research and experimental expenditures), and the value of our tax incentives. Further changes in U.S. tax law, or in tax laws in the foreign jurisdictions in which we operate, could adversely affect our results of operations.
Heightened fiscal and political uncertainty in the United States, including the risk of future government shutdowns, delays or terminations of federal programs, and increased scrutiny of federal contractors, could also have direct or indirect effects on our customers, our suppliers, and our results of operations, even though we do not primarily sell to the U.S. government. Any of these developments could materially adversely affect our business, financial condition, and results of operations.
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
As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, intangible assets, or goodwill could be impaired at some point in the future depending on changing business conditions. Our July 1, 2026 acquisition of Helvoet is expected to result in the recognition of additional goodwill and identifiable intangible assets during fiscal year 2027, and if the integration of Helvoet, its financial performance, its customer relationships, or the projected cash flows we ascribe to those assets do not meet our expectations, we could be required to recognize impairment charges with respect to those or other long-lived assets. Such impairment could have an adverse impact on our financial position and results of operations.
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
During fiscal year 2026, the U.S. dollar continued to depreciate against several of the currencies to which we have significant exposure, including the Euro, Polish zloty, and Romanian leu, and had a favorable 2% impact on our net sales for the year. Continued volatility in the U.S. dollar, including as a result of shifting U.S. monetary and fiscal policy, could materially affect our revenues, costs, and results of operations. Fluctuations in exchange rates could impact our operating results. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitors’ products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.
A failure to comply with the financial covenants under our credit facilities could adversely impact us.
Our primary credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under our credit facilities are the ratio of consolidated total indebtedness minus unrestricted cash not to exceed $25 million to adjusted consolidated EBITDA, as defined in our primary credit facility, and the interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2026, we had $116.6 million in borrowings under our credit facilities and had total cash and cash equivalents of $88.9 million. In the future, a default on the financial covenants under our credit facilities could cause an increase in the borrowing rates or make it more difficult for us to secure future financing, which could adversely affect our financial condition.
We are exposed to inflation, interest rate, and other banking and capital market risks.
High levels of inflation in the U.S. and other countries where we operate have and may continue to increase our costs and may impact pricing and customer demand, both of which may impact our revenues and earnings. We have exposure to interest rate risk on our borrowings under our credit facilities. The interest rates of these borrowings are based on a spread plus applicable base rate, including the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the prime rate of a reference bank, or the federal funds rate. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations, or cash flows. Rising interest rates have increased our costs of borrowing. Additionally, volatility in capital markets could present challenges to us if we need to raise funds in the equity market. This, in turn, may cause us to adopt strategies that may be less capital-intensive. Volatility in the credit markets, including due to evolving U.S. Federal Reserve monetary policy in response to inflation, employment, and tariff-related economic conditions, may have an adverse effect on our ability to obtain debt financing.
Our reliance on customer supply-chain financing and receivables purchase agreements exposes us to program-availability and counterparty risks.
During fiscal year 2026, we sold $315.8 million of accounts receivable under customer supply chain financing arrangements and $171.3 million of accounts receivable under receivables purchase agreements (“RPAs”) with third-party banking institutions. These programs enable us to accelerate cash collection but expose us to a variety of risks, including the potential loss or non-renewal of a program by a customer or financial institution, adverse changes in the pricing (including base rate volatility) or terms of these programs, and concentration of counterparty risk at particular banks.
If one or more of these programs becomes unavailable or economically unattractive, our working capital, cash flows, and interest expense could be adversely affected, and we may need to draw on our credit facilities or reduce our share repurchase or capital expenditure activities to bridge any resulting funding gap.
General Risk Factors
Facility catastrophes, pandemics, and other business-interruption events may impact our production schedules and profitability.
Natural disasters, pandemics, or other catastrophic events, including severe weather (including cyclones, hurricanes, and floods) as well as terrorist attacks, power interruptions, fires, and pandemics, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in reduced demand for our customers’ products and delayed or lost revenue for our services. We maintain insurance to help protect us from costs relating to some of these matters, but it may not be sufficient or paid in a timely manner to us in the event of such an interruption.
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
Cybersecurity Risk Management and Strategy
We maintain a risk-based cybersecurity program and related processes designed to assess, identify and manage material risks from cybersecurity threats, including risks relating to our information technology systems, business operations, confidential information, customer and supplier information and personal data. These processes are integrated into our enterprise risk management and internal audit activities.
Our cybersecurity program is informed by recognized cybersecurity standards and practices, including ISO 27001. The Company has achieved and maintains ISO 27001 certification for the scope covered by that certification.
We use a combination of internal personnel, external service providers and third-party advisors to support our cybersecurity risk management processes. These resources may include managed security monitoring, vulnerability assessments, penetration testing, third-party assessments, employee training, phishing awareness activities, incident response planning, disaster recovery, and business continuity planning. We also maintain processes designed to assess and manage cybersecurity risks associated with certain third parties, including through third-party risk assessments and other vendor due diligence/oversight processes.
We maintain cybersecurity insurance intended to address certain cybersecurity-related risks, subject to policy terms, limits and exclusions.
Governance
Board’s Oversight Role
The Board of Directors oversees risks from cybersecurity threats directly and through the Audit Committee. The Audit Committee has primary responsibility for overseeing cybersecurity risk and receives reports at each of its regular quarterly meetings from management and, as appropriate, internal and external cybersecurity resources regarding cybersecurity risk management, threat trends, program initiatives and incident response preparedness. The full Board receives cybersecurity updates at least twice each year. The Board and Audit Committee receive additional updates as appropriate based on the nature and severity of cybersecurity matters.
Management’s Role
At the management level, cybersecurity risk oversight is led by our Chief Legal and Administrative Officer, who has more than 30 years of experience managing enterprise risk and leading IT strategy and is responsible for spearheading the ongoing development and execution of our cybersecurity strategy and governance. Our Chief Legal and Administrative Officer is supported by a team of enterprise infrastructure and security risk professionals who are responsible for identifying, assessing, monitoring, managing, and communicating our cybersecurity risks. This cross-functional team includes experienced leaders in IT infrastructure and operational technology (OT) environments, including in system design, network monitoring, endpoint protection, and security response.
Management uses cross-functional incident response and disclosure escalation processes designed to support timely evaluation, escalation, and communication of cybersecurity incidents, including assessment of potential materiality and disclosure obligations.
Incident Response, Business Continuity, and the Effect of Cybersecurity Threats
We maintain incident response, disaster recovery and business continuity plans designed to support escalation, containment, recovery and business continuity in the event of a cybersecurity incident. We periodically evaluate and test elements of these plans through assessments, exercises and other preparedness activities.
Like many other companies, from time to time, we detect attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. As of the date of this Annual Report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, cybersecurity threats continue to evolve, and there can be no assurance that our processes, controls, or third-party service providers will prevent or timely detect all cybersecurity incidents or mitigate all related risks. For additional information regarding cybersecurity risks, see Item 1A - Risk Factors - “Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security, including adherence to evolving global data privacy laws, cross-border data transfer, AI-specific regulations, and physical security measures.”
Item 2 - Properties
We have eleven manufacturing facilities, ten of which are owned and one (in Indiana) is leased, with three located in Indiana (two of which are fully operational), two in Mexico, and one located in each of Poland, Romania, The Netherlands, India, China, and Thailand. These facilities occupy approximately 2,057,000 square feet in aggregate. The Netherlands and India manufacturing facilities were acquired on July 1, 2026, see Note 22 - Subsequent Event of Notes to Consolidated Financial Statements for more information. We lease a facility in the Netherlands to accommodate our support services there. In addition, we own a 42,000 square-foot building to house our headquarters located in Jasper, Indiana. Our Tampa facility, excluded from above, was sold during fiscal year 2026, see Note 4 - Restructuring Activities of Notes to Consolidated Financial Statements for more information.
Generally, our manufacturing facilities are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize reduced shifts due to demand and sales fluctuations. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. We executed a lease in fiscal year 2025 for a third manufacturing facility in Indiana to expand our medical CDMO footprint and production has not started. When the leased facility is fully operational, it will replace the existing Indianapolis, Indiana facility. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
We hold a land lease for our facility in China that expires in fiscal year 2056 and one for our facility in Thailand that expires in fiscal year 2030. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information concerning leases. In addition, we own approximately 83 acres of land which includes land where our facilities reside.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation and claims incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition. We are also required to disclose any pending or contemplated environmental proceeding by a governmental authority where potential monetary sanctions could reach $300,000 or more. No such proceeding is presently pending.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about Our Executive Officers
Our executive officers as of August 19, 2026 are as follows:

Name	Age	Office and Area of Responsibility
Richard D. Phillips	56	Chief Executive Officer and Director
Adam M. Baumann	45	Chief Accounting Officer
Jana T. Croom	49	Chief Financial Officer
Jessica L. DeLorenzo	41	Chief Human Resources Officer
Douglas A. Hass	50	Chief Legal & Administrative Officer, Secretary
Steven T. Korn	62	Chief Operating Officer
Andrew D. Regrut	63	Vice President, Investor Relations, Strategic Development, and Treasurer
Kathy R. Thomson	57	Chief Commercial Officer
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
Mr. Regrut was appointed to the role of Vice President, Investor Relations, Strategic Development, and Treasurer effective November 14, 2025. He joined Kimball Electronics in March 2021 as Head of Investor Relations. Prior to joining Kimball Electronics, he held the position of Vice President, Investor Relations, for Big Lots, Inc. from 2012 to 2021.
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
The Company’s common stock trades on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol: KE.
Dividends
Since our inception, we have not paid any dividends on our common stock, and we currently do not have plans to pay dividends in fiscal year 2027. Our Board of Directors (the “Board”) regularly reviews our capital allocation strategy.
Share Owners
On August 6, 2026, the Company’s common stock was owned by approximately 872 Share Owners of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, November 10, 2020, November 15, 2024, and May 13, 2026 the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $140 million.
During fiscal year 2026, the Company repurchased $11.9 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2026 - April 30, 2026	—	$—	—	$6,526,922
May 1, 2026 - May 31, 2026	77,475	$25.21	77,475	$24,573,506
June 1, 2026 - June 30, 2026	5,887	$25.42	5,887	$24,423,858
Total	83,362	$25.23	83,362
(1)Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “can,” “potentially,” “probable,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as war, global health emergencies, availability or cost of raw materials and components, tariffs and other trade barriers, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are located within Item 1A - Risk Factors.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract development and manufacturing organization (“CDMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. We have participated in the CIRCUITS ASSEMBLY Service Excellence Awards for the past twelve consecutive years, winning awards for excellence each year of participation and recently receiving top honors in all seven award categories. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.
The contract manufacturing services industry is very competitive. As a mid-sized player, we can expect to be challenged by the agility and flexibility of the smaller, regional players, and we can expect to be challenged by the scale and price competitiveness of the larger, global players. We enjoy a unique market position between these extremes which allows us to compete with the larger scale players for high-volume projects, but also maintain our competitive position in the generally lower volume durable electronics market space. We expect to continue to effectively operate in this market space; however, one significant challenge will be maintaining our profit margins. Pricing remains competitive in the market even as production efficiencies and material pricing advantages for most projects drive costs and prices down over the life of the projects, a characteristic of our business and the market that we expect to continue.
We monitor the current economic and industry conditions for uncertainties that may pose a threat to our future growth or cause disruption in business strategy, execution, and timing in the markets in which we compete.
Beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities under the International Emergency Economic Powers Act (“IEEPA”), and certain countries have imposed or are considering retaliatory tariffs on U.S. exports. The global tariff landscape is highly dynamic, including legal challenges and administrative processes related to tariffs and potential refunds. Increased tariffs have and may continue to impact end customer demand. We have recovered, and expect to continue recovering, a significant portion of our tariff-related costs from our customers, although recovery may lag the timing of cost occurrence. In the fourth quarter of fiscal year 2026, following the Supreme Court ruling that the IEEPA tariffs must be vacated, we began receiving refunds on IEEPA tariffs, a significant portion of which will be returned to our customers. While we may not be able to fully recover tariff costs, we expect any unrecovered amounts, after giving effect to our contractual pass-through and repricing mechanisms, to be immaterial to our results of operations and cash flows.
We are closely monitoring ongoing geopolitical tensions in the Middle East, including the recent conflict involving the U.S., Israel, and Iran, and the related regional instability. We are specifically monitoring the impacts to global macroeconomic conditions, supply chain disruptions, freight and component cost increases, and the related impact to end customer demand.
Net sales in fiscal year 2026 decreased 4% compared to fiscal year 2025, driven primarily by decreases in the automotive and industrial vertical markets partially offset by an increase in the medical market.
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through entering into a lease on a new facility for our Indianapolis operations, and our recently announced acquisition of Helvoet. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is its link to our financial performance, which results in varying amounts of compensation expense as profits change.

In fiscal year 2025, the Company announced that its Board of Directors had approved a plan to cease operations at our Tampa facility, which was completed by the end of the fiscal year 2025, and the sale of the land and building was completed in fiscal year 2026. The decision was another important step towards sharpening our strategic focus, while leveraging our global footprint and streamlining the operating structure. Production activities on existing customer programs were transferred out of Tampa, with the majority of the work going to our plants in North America, primarily our newly expanded facility in Mexico and Jasper. As we continue to monitor the progression of tariffs and the geopolitical economic environment, additional restructuring efforts may be necessary. In fiscal year 2027, we expect the following known trends and uncertainties to affect our results of operations: (i) integration of Helvoet, including one-time integration costs, purchase-accounting adjustments, and expected revenue and cost synergies; (ii) start-up costs and depreciation associated with our new Indianapolis, Indiana medical CDMO facility as it replaces our existing Indianapolis operations; (iii) continued uncertainty regarding U.S. and foreign tariff policy; (iv) ongoing demand pressure in the automotive vertical, partially offset by expected growth in the medical vertical; and (v) potential changes to our effective tax rate arising from the geographic mix of earnings and from the continued implementation of the One Big Beautiful Bill Act. We continue to work with our customers to optimize our global footprint.
We continue to maintain a strong balance sheet as of the end of fiscal year 2026, which included a current ratio of 2.1, a debt-to-equity ratio of 0.2, and Share Owners’ equity of $585 million. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Year End
Customer Service Years	2026	2025	2024
More than 10 Years
% of Net Sales	77%	77%	76%
# of Customers	26	36	38
5 to 10 Years
% of Net Sales	17%	17%	18%
# of Customers	12	13	15
Less than 5 Years
% of Net Sales	6%	6%	6%
# of Customers	12	9	12
Total
% of Net Sales	100%	100%	100%
# of Customers	50	58	65
Our total number of customers declined by eight from 2025 to 2026. Those customers accounted for approximately 1% of our consolidated net sales in fiscal year 2025.
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within Item 1A - Risk Factors.
Presentation of Results of Operations and Liquidity and Capital Resources
A discussion regarding our financial condition and results of operations for fiscal year 2026 compared to fiscal year 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 can be found under captions entitled “Results of Operations - Fiscal Year 2025 Compared with Fiscal Year 2024” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on August 22, 2025, which is available free of charge through the SEC’s website at http://www.sec.gov or the Company’s website, https://investors.kimballelectronics.com. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

Results of Operations - Fiscal Year 2026 Compared with Fiscal Year 2025

	At or For the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2026	as a % of Net Sales	2025	as a % of Net Sales	% Change
Net Sales	$1,431.4		$1,486.7		(4)%
Gross Profit	$117.5	8.2%	$104.4	7.0%	13%
Selling and Administrative Expenses	61.1	4.3%	50.3	3.4%	22%
Restructuring Expense	5.0	0.3%	11.0	0.7%	(55)%
(Gain on Disposal) Asset Impairment	(14.7)	(1.0)%	(2.4)	(0.2)%	(516)%
Operating Income	66.1	4.6%	45.5	3.1%	45%
Other Income (Expense)	(12.8)		(19.3)
Provision for Income Taxes	25.3		9.2		173%
Net Income	$28.0		$17.0		65%
Diluted Earnings per Share	$1.13		$0.68		66%
Open Orders	$643		$642		—%

Net Sales by Vertical Market	For the Year Ended
	June 30
(Amounts in Millions)	2026	2025	% Change
Automotive	$656.9	$708.5	(7)%
Medical	412.8	396.2	4%
Industrial	361.7	382.0	(5)%
Total Net Sales	$1,431.4	$1,486.7	(4)%
Beginning in the first quarter 2026, sales to certain customers previously included in the automotive vertical, specifically those customers more aligned with commercial vehicle applications versus passenger vehicles, are now reflected in the industrial vertical to better reflect the nature of the programs. Prior periods have been recast to conform to current period presentation. For the year ended June 30, 2025, $29.4 million of the industrial net sales were previously categorized as automotive.
Net sales in fiscal year 2026 decreased by 4% compared to net sales in fiscal year 2025. Foreign currency fluctuations had a favorable 2% impact on net sales in fiscal year 2026 compared to fiscal year 2025. By end market vertical, our market verticals fluctuated as follows:
•Sales to customers in the automotive market were down in the current fiscal year when compared to the prior fiscal year resulting from the loss of a major automotive program that was unrelated to Kimball, the continued pressure on customer demand partially as a result of tariffs primarily impacting North America, partially offset by improvements in Europe.
•Sales to customers in the medical market increased when compared to the prior fiscal year. Fiscal year 2025 was favorably impacted by $24 million in non-recurring consignment inventory sales to a customer for completed programs. Offsetting the decreases from the non-recurring consignment inventory sales in the prior year were a step-up in sales with our largest medical customer in addition to some new program wins.
•In the industrial end market vertical, sales to customers decreased when compared to fiscal year 2025 primarily as a result of decline in residential HVAC partially offset by an increase in smart metering in Europe.

Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Year Ended June 30
	2026	2025
Nexteer Automotive	18%	19%
Philips	11%	*
ZF	11%	11%
* amount is less than 10% of total
Gross profit as a percent of net sales improved in fiscal year 2026 when compared to fiscal year 2025 as we experienced volume leverage in Europe, cost efficiencies from global restructuring and the closure of our Tampa facility, and favorable foreign exchange rates.
For fiscal year 2026, selling and administrative expenses increased as a percent of net sales and in absolute dollars when compared to fiscal year 2025, driven by higher wages and benefits, increased profit-sharing bonus expense and stock compensation driven by improved performance, and increased professional fees relating to business transformation. Fiscal year 2026 also included a $2.0 million recovery received during the first three months of fiscal year 2026 resulting from a customer terminating a program.
In fiscal year 2026 and 2025, we recorded pre-tax restructuring expense of $5.0 million and $11.0 million, primarily for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels and incurred costs related to the Tampa closure.
At June 30, 2025, we ceased operations at our Tampa facility. At that time, the related land, building, and equipment were classified as held for sale. On April 22, 2026, the Company completed the sale of the Tampa land and buildings recording a gain on sale of $15.0 million. See Note 4 - Restructuring Activities of Notes to Consolidated Financial Statements for more information. We completed the divestiture of GES on July 31, 2024 and recorded a gain on disposal of $2.4 million during fiscal year 2025. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2026	2025
Interest Income	$1,232	$771
Interest Expense	(8,504)	(14,745)
Foreign Currency/Derivative Gain (Loss)	(1,263)	(1,751)
Gain (Loss) on SERP Investments	666	614
Factoring fees / AR program discounts	(3,862)	(2,415)
Credit facilities fees and bank charges	(910)	(1,018)
Other	(195)	(762)
Other Income (Expense), net	$(12,836)	$(19,306)
Interest expense has decreased in the year ended June 30, 2026 compared to the year ended June 30, 2025 due to lower borrowings on credit facilities and lower interest rates. The Foreign Currency/Derivative Gain (Loss) resulted from net foreign currency exchange rate movements during the periods. The losses in fiscal year 2026 and 2025 were driven by the weakening of the U.S. dollar versus foreign currencies that we have exposure to in our business. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our income before income taxes and effective tax rate were comprised of the following U.S. and foreign components:

	Year Ended June 30, 2026		Year Ended June 30, 2025
(Amounts in Thousands)	Income (Loss) Before Taxes	Effective Tax Rate	Income (Loss) Before Taxes	Effective Tax Rate
United States	$2,551	157.8%	$(9,681)	11.8%
Foreign	$50,670	41.9%	$35,910	28.9%
Total	$53,221	47.5%	$26,229	35.2%
The consolidated effective tax rate for fiscal year 2026 was driven higher primarily by the recognition of dividend withholding taxes from foreign subsidiaries as well as the inclusion of GILTI income which resulted in additional U.S. tax on foreign earnings.
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
We recorded net income of $28.0 million in fiscal year 2026, or $1.13 per diluted share, an increase of 64.6% from fiscal year 2025 net income of $17.0 million, or $0.68 per diluted share.
Open orders were flat as of June 30, 2026 compared to June 30, 2025. The total reported for June 30, 2025 has been revised to $642 million, from the $702 million originally reported, to more accurately reflect the calculation of open order activity impacting all three verticals. Open orders are the aggregate sales price of production pursuant to unfulfilled customer orders, which may be delayed or canceled by the customer subject to contractual termination provisions. The majority of open orders as of June 30, 2026 are expected to be filled within the next twelve months. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business and the variability of order lead times among our customers.
Liquidity and Capital Resources
Working capital at June 30, 2026 was $360.9 million compared to working capital of $381.0 million at June 30, 2025. The current ratio was 2.1 at June 30, 2026 and 2.2 at June 30, 2025, respectively. The debt-to-equity ratio was 0.2 at June 30, 2026 and 0.3 at June 30, 2025. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $403.8 million at June 30, 2026 and $373.5 million at June 30, 2025.
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

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
DSO	53	56	59	54	56
CAD	19	20	20	18	18
PDSOH	89	91	92	85	84
APD	62	62	65	59	55
ACD	17	15	15	15	18
CCD	82	90	91	83	85
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

Cash Flows
The following table reflects the major categories of cash flows for the fiscal years ended June 30, 2026 and 2025.

	Year Ended June 30
(Amounts in Millions)	2026	2025
Net cash provided by operating activities	$72.3	$183.9
Net cash used for investing activities	$(25.9)	$(14.7)
Net cash used for financing activities	$(47.1)	$(160.9)
Cash Flows from Operating Activities
Net cash provided by operating activities for the fiscal year ended June 30, 2026 was primarily driven by net income adjusted for non-cash items as well as changes in operating assets and liabilities. Net income adjusted for non-cash items generated operating cash flow of $62.8 million in fiscal year 2026. Changes in operating assets and liabilities generated cash flow of $9.5 million in fiscal year 2026 driven primarily by cash provided by accounts payable of $20.0 million, which was driven by the improvement of payment terms, and accrued expenses and taxes payable which provided cash of $13.3 million, driven by improved performance which resulted in increased accrued taxes and accrued compensation. Partially offsetting cash provided by accounts payable and accrued expenses was an increase in inventory which used cash of $19.9 million, which was due to longer lead times on certain components as well as ramp up of new programs.
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
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2026 includes $51.7 million cash used for capital investments including for the new medical facility in Indianapolis as well as to support new business awards and facility improvements, partially offset by the $21.7 million of proceeds from the sale of the Tampa facility. See Note 4 - Restructuring Activities of Notes to Consolidated Financial Statements for more information on the Tampa facility sale.
Net cash used for investing activities during fiscal year 2025 includes $33.7 million cash used for capital investments primarily to support new business awards and replacement of older machinery, partially offset by the $18.5 million of proceeds from the sale of GES. See Note 3 - Sale of GES of Notes to Consolidated Financial Statements for more information on the divestiture of GES.
Cash Flows from Financing Activities
Net cash used for financing activities for the fiscal year ended June 30, 2026 resulted largely from payments of $30.9 million on our credit facilities to reduce debt.
Net cash used for financing activities for the fiscal year ended June 30, 2025 resulted largely from net payments on our credit facilities of $147.3 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”) which was scheduled to mature on May 4, 2027. The primary credit facility provides for $300 million in revolving borrowings, with an option to increase the amount available for borrowing to $450 million at the Company’s request, subject to the consent of each lender participating in such increase. On December 20, 2024, the Company entered into an amended and restated credit agreement which resulted in the addition of a term loan borrowing, allowing for term loan borrowings of $100 million repayable in scheduled quarterly installments, and is scheduled to mature on December 20, 2029.
On April 30, 2026, the Company entered into an amended and restated credit agreement (the “restated primary credit facility”). The restated primary credit facility continues to provide for revolving borrowings of $300 million, with the option to increase the amount available for revolving borrowings by an additional $150 million at the Company’s request, subject to the consent of each lender participating in such increase. The amended and restated credit agreement is scheduled to mature on April 30, 2031. The terms for the term loan borrowings remain largely unchanged in the restated primary credit facility. It is still scheduled to mature on December 20, 2029 for such term loan borrowings and the quarterly payment schedule for such term loan borrowings. This facility is maintained for working capital and general corporate purposes of the Company. We were in compliance with the financial covenants of the primary credit facility during the period ended June 30, 2026.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of June 30, 2026, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.
See Note 9 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, debt covenants, and the amended primary credit facility.
Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During the fiscal years ended June 30, 2026 and 2025, we sold, without recourse, $315.8 million and $338.4 million of accounts receivable, respectively.
In addition to our customers’ supply chain financing arrangements, we have also entered into receivables purchase agreements (“RPA’s”) with third-party banking institutions for certain domestic receivables. We sell our entire interest in certain receivables for 100% of face value, less a discount. We are required to remit amounts collected as a servicer under the RPA’s timely to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables, and under one of the RPA’s, no greater than 5% of sold and outstanding receivables in the event of customer insolvency. In the fiscal years ended June 30, 2026 and 2025, under these programs, we sold $171.3 million and $19.4 million of receivables, respectively. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information regarding our factoring arrangements.
Future Liquidity
As of June 30, 2026, following several quarters of strong cash generated from operating activities and debt reduction, we are in a much improved liquidity position with $88.9 million in cash and unused borrowings in USD equivalent under all of our credit facilities of $314.9 million. Additionally, considering expected future sources of liquidity from cash generated from operations, we are positioned to meet our working capital and other operating needs for at least the next twelve months.
We expect to continue to prudently invest in capital expenditures that would help us continue our growth as a multifaceted manufacturing solutions company, including for capacity expansions and potential acquisitions such as the recent announcement of the Helvoet acquisition. In July 2026, the Company paid a purchase price of approximately 90.0 million Euro, or approximately $103.0 million which was funded with a combination of the Company’s cash and existing lines of credit. See Note 22 - Subsequent Event of Notes to Consolidated Financial Statements for more information regarding our recent acquisition.
At June 30, 2026, our capital expenditure commitments were approximately $7.7 million, consisting primarily of capital related to new program wins as well as for facility improvements. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At June 30, 2026, our foreign operations held cash totaling $85 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested.

The Company’s Repurchase Plan allows the repurchase of up to $140 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $115.6 million of common stock under the Repurchase Plan through June 30, 2026.
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
Fair Value
During fiscal year 2026, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of June 30, 2026, we do not have any material off-balance sheet arrangements.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.6 million and $1.5 million at June 30, 2026 and June 30, 2025, respectively.

New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball Electronics operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our principal foreign currency exposures include the Euro, Polish zloty, Romanian leu, Chinese renminbi, Thai baht, and Mexican peso. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2026 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period. Actual future gains and losses could have a material impact in an annual period depending on changes or differences in market rates and interrelationships, hedging instruments, timing, and other factors.
Interest Rate Risk: Our primary exposure to market risk for changes in interest rates relates to our primary credit facility, described further in Note 9 - Credit Facilities of Notes to Consolidated Financial Statements, as the interest rates paid for borrowings are determined at the time of borrowing based on market indices. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. We estimate that a hypothetical 10% change in interest rates on borrowing levels at June 30, 2026 would not have a material impact of profitability in an annual period. The interest rate on all borrowings at June 30, 2026 are based on the Secured Overnight Financing Rate (“SOFR”).

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer
August 19, 2026

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of Kimball Electronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball Electronics, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
August 19, 2026
We have served as the Company’s auditor since 2014.

KIMBALL ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2026	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$88,925	$88,781
Receivables, net of allowances of $536 and $102, respectively	218,840	222,623
Contract assets	70,497	71,812
Inventories	271,906	273,500
Prepaid expenses and other current assets	42,836	36,027
Assets held for sale	—	6,861
Total current assets	693,004	699,604
Property and Equipment, net of accumulated depreciation of $354,854 and $334,465, respectively	274,192	264,804
Goodwill	6,191	6,191
Other Intangible Assets, net of accumulated amortization of $28,253 and $28,227, respectively	1,921	2,427
Other Assets, net	116,762	104,286
Total Assets	$1,092,070	$1,077,312

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,202	$17,400
Accounts payable	234,361	218,805
Advances from customers	30,672	35,867
Accrued expenses	58,860	46,489
Total current liabilities	332,095	318,561
Other Liabilities:
Long-term debt under credit facilities, less current portion	108,000	129,650
Other long-term liabilities	66,843	59,217
Total other liabilities	174,843	188,867
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 23,967,000 and 24,218,500, respectively	—	—
Additional paid-in capital	325,787	323,309
Retained earnings	361,508	333,548
Accumulated other comprehensive income (loss)	(4,672)	1,063
Treasury stock, at cost:
Shares: 5,463,000 and 5,211,500, respectively	(97,491)	(88,036)
Total Share Owners’ Equity	585,132	569,884
Total Liabilities and Share Owners’ Equity	$1,092,070	$1,077,312
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2026	2025	2024
Net Sales	$1,431,378	$1,486,727	$1,714,510
Cost of Sales	1,313,910	1,382,323	1,574,253
Gross Profit	117,468	104,404	140,257
Selling and Administrative Expenses	61,155	50,270	66,626
Other General Income	—	—	(892)
Restructuring Expense	4,977	10,990	2,386
Goodwill Impairment	—	—	5,820
(Gain on Disposal) Asset Impairment	(14,721)	(2,391)	17,040
Operating Income	66,057	45,535	49,277
Other Income (Expense):
Interest income	1,232	771	638
Interest expense	(8,504)	(14,745)	(22,839)
Non-operating income (expense), net	(5,564)	(5,332)	(1,877)
Other expense, net	(12,836)	(19,306)	(24,078)
Income Before Taxes on Income	53,221	26,229	25,199
Provision for Income Taxes	25,261	9,245	4,688
Net Income	$27,960	$16,984	$20,511

Earnings Per Share of Common Stock:
Basic	$1.14	$0.68	$0.82
Diluted	$1.13	$0.68	$0.81

Average Number of Shares Outstanding:
Basic	24,501	24,782	25,079
Diluted	24,768	25,017	25,278
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2026			Year Ended June 30, 2025			Year Ended June 30, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net Income			$27,960			$16,984			$20,511
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$(5,737)	$—	$(5,737)	$16,523	$—	$16,523	$(2,620)	$192	$(2,428)
Postemployment actuarial change	114	78	192	113	(69)	44	(916)	275	(641)
Derivative gain (loss)	3,968	(991)	2,977	(82)	18	(64)	2,621	(524)	2,097
Reclassification to (earnings) loss:
Derivatives	(4,495)	1,163	(3,332)	2,960	(762)	2,198	(7,530)	1,670	(5,860)
Amortization of actuarial change	217	(52)	165	222	(53)	169	94	(23)	71
Other Comprehensive Income (Loss)	$(5,933)	$198	$(5,735)	$19,736	$(866)	$18,870	$(8,351)	$1,590	$(6,761)
Total Comprehensive Income			$22,225			$35,854			$13,750

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2026	2025	2024
Cash Flows From Operating Activities:
Net income	$27,960	$16,984	$20,511
Adjustments to reconcile net income to net cash provided by:
Depreciation and amortization	38,705	36,994	38,030
(Gain)/loss on sales of assets	506	(1,139)	(15)
Deferred income taxes	530	(6,243)	(8,852)
Goodwill impairment	—	—	5,820
(Gain on disposal) asset impairment	(14,721)	(2,391)	17,040
Stock-based compensation	8,232	6,519	7,185
Other, net	1,568	5,802	2,928
Change in operating assets and liabilities:
Receivables	(6,030)	71,769	8,485
Contract assets	1,155	4,508	2,478
Inventories	(19,937)	74,646	64,219
Prepaid expenses and other assets	(2,198)	(466)	(6,412)
Accounts payable	20,037	(2,790)	(102,574)
Advances from customers	3,181	(6,119)	34,922
Accrued expenses and taxes payable	13,279	(14,137)	(10,548)
Net cash provided by operating activities	72,267	183,937	73,217
Cash Flows From Investing Activities:
Capital expenditures	(51,488)	(33,276)	(46,074)
Proceeds from sales of assets	4,012	383	499
Purchases of capitalized software	(187)	(399)	(966)
Net proceeds from disposal	21,674	18,507	—
Other, net	42	85	20
Net cash used for investing activities	(25,947)	(14,700)	(46,521)
Cash Flows From Financing Activities:
Proceeds from credit facilities	43,000	100,000	—
Payments on credit facilities	(76,000)	(237,500)	—
Additional net change in revolving credit facilities	2,052	(9,830)	13,450
Repurchases of common stock	(11,872)	(12,032)	(2,847)
Payments related to tax withholding for stock-based compensation	(3,340)	(1,013)	(1,479)
Debt issuance costs	(890)	(499)	(150)
Net cash (used for) provided by financing activities	(47,050)	(160,874)	8,974
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	904	2,325	(755)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	174	10,688	34,915
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	89,467	78,779	43,864
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$89,641	$89,467	$78,779
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$14,218	$12,825	$27,265
Interest expense	$9,037	$18,147	$19,444
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the year	$2,826	$4,000	$1,442
(1) The following table reconciles cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents, and restricted cash per the consolidated statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the consolidated balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.
	Year Ended June 30
	2026	2025	2024
Cash and Cash Equivalents	$88,925	$88,781	$77,965
Restricted Cash included in Prepaid expenses and other current assets	$716	$686	$814
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$89,641	$89,467	$78,779
See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity

Amounts at June 30, 2023	$315,482	$296,053	$(11,046)	$(76,495)	$523,994
Net income		20,511			20,511
Other comprehensive income (loss)			(6,761)		(6,761)
Issuance of non-restricted stock (18,000 shares)	235			222	457
Compensation expense related to stock compensation plans	6,773				6,773
Performance and restricted share issuance (108,000 and 19,000 shares, respectively)	(3,027)			1,549	(1,478)
Repurchase of Common Stock (136,000 shares) (including excise tax)				(3,035)	(3,035)
Amounts at June 30, 2024	$319,463	$316,564	$(17,807)	$(77,759)	$540,461
Net income		16,984			16,984
Other comprehensive income (loss)			18,870		18,870
Issuance of non-restricted stock (26,000 shares)	180			320	500
Compensation expense related to stock compensation plans	6,035				6,035
Performance and restricted share issuance (83,000 and 27,000 shares, respectively)	(2,379)			1,341	(1,038)
Charitable donation of common stock (2,000 shares)	10			20	30
Repurchase of Common Stock (653,000 shares) (including excise tax)				(11,958)	(11,958)
Amounts at June 30, 2025	$323,309	$333,548	$1,063	$(88,036)	$569,884
Net income		27,960			27,960
Other comprehensive income (loss)			(5,735)		(5,735)
Issuance of non-restricted stock (21,000 shares)	309			274	583
Compensation expense related to stock compensation plans	7,676				7,676
Performance and restricted share issuance (123,000 and 51,000 shares, respectively)	(5,524)			2,184	(3,340)
Charitable donation of common stock (1,000 shares)	17			13	30
Repurchase of Common Stock (447,000 shares) (including excise tax)				(11,926)	(11,926)
Amounts at June 30, 2026	$325,787	$361,508	$(4,672)	$(97,491)	$585,132

See Notes to Consolidated Financial Statements

KIMBALL ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract development and manufacturing organization (“CDMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service. We intend to change our name to Kimball Solutions, Inc., subject to Share Owners’ approval, to reflect our strategic focus as a full-service provider.
Principles of Consolidation:
The Consolidated Financial Statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Our operating segments meet the aggregation criteria under the current accounting guidance for segment reporting. As of June 30, 2026, all of our operating segments provide contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including precision molded plastics and drug delivery devices. Our contract manufacturing services support primarily automotive, medical, and industrial applications, to the specifications and designs of our customers. The nature of the products, the production process, the type of customers, and the methods used to distribute the products have similar characteristics across all our operating segments. Each of our operating segments service customers in multiple markets, and many of our customers’ programs are manufactured and serviced by multiple operating segments. We leverage global processes such as component procurement and customer pricing that provide commonality and consistency among the various regions in which we operate. All of our operating segments have similar long-term economic characteristics, and as such, have been aggregated into one reportable segment. See Note 17 - Segment Reporting for more information.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivable in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. During fiscal years 2026, 2025, and 2024, we sold $315.8 million, $338.4 million, and $410.0 million of accounts receivable under these arrangements, respectively. Factoring fees were $2.7 million, $2.3 million, and $3.4 million during fiscal years 2026, 2025, and 2024, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Consolidated Statements of Income for the fiscal years ended June 30, 2026 and June 30, 2025. Prior to fiscal year 2025, factoring fees were recorded in Selling and Administrative Expenses.
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
In fiscal years 2026 and 2025, under the RPA’s, we sold $171.3 million and $19.4 million of receivables and incurred discount fees of $1.1 million and $0.1 million, respectively, recorded in Non-operating income (expense), net on our Consolidated Statements of Income. Receivables sold under the RPA and subject to our servicing that remained outstanding and uncollected as of June 30, 2026 and June 30, 2025 were $49.0 million and $19.4 million, respectively. Of the $49.0 million outstanding and uncollected at June 30, 2026, $22.0 million is subject to the 5% customer insolvency provision.
In limited circumstances, our China operation may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. There are no drafts outstanding at June 30, 2026 and 2025, respectively. Drafts received and outstanding would be reflected in Receivables on the Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during fiscal years 2026 and 2025 were $46.3 million and $14.3 million, respectively. No banker’s acceptance drafts were sold at a discount or transferred in settlement of current accounts payable during fiscal year 2024.
In fiscal year 2024, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Consolidated Statements of Income. An additional $0.4 million allowance was recorded in fiscal year 2026. Although the customer is not in bankruptcy and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amount expected to be collected after twelve months is included in Other Assets, net on the Consolidated Balance Sheet. At June 30, 2026, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.3 million, which is net of the $2.4 million allowance for expected credit losses. The $2.4 million allowance for expected credit losses does not include fully reserved unpaid late payment fees. The current portion of receivables from this customer is $1.8 million at June 30, 2026.
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
Impairment of Long-Lived Assets:
We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. In fiscal year 2024, we recognized $17.0 million of impairment with the decision to divest of GES. In addition, on November 4, 2024, the Company announced that its Board of Directors has approved a plan to cease operations at our Tampa facility, which concluded with the assets being held for sale at the end of the fiscal year. No impairment was recorded on the Tampa assets as we deemed them recoverable. See Note 3 - Sale of GES and Note 4 - Restructuring Activities, respectively, for more information on the GES divestiture and Tampa Closure. Impairment of long-lived assets was not material during fiscal years 2026 and 2025.

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
Research and Development:
The costs of research and development are expensed as incurred and are included in Cost of Sales on the Consolidated Statements of Income. Research and development costs were approximately $19.1 million, $17.5 million, and $18.3 million in fiscal years 2026, 2025, and 2024, respectively.
Insurance and Self-insurance:
We are self-insured up to certain limits for general liability, workers’ compensation, and certain domestic employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 14% of the workforce is covered under self-insured medical and short-term disability plans. At June 30, 2026 and 2025, accrued liabilities for self-insurance exposure were $2.3 million and $1.4 million, respectively.
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
A summary of significant customers’ net sales and trade receivables as a percentage of consolidated net sales and consolidated trade receivables is as follows:

	Net Sales			Trade Receivables
	Year Ended June 30			As of June 30
	2026	2025	2024	2026	2025
Nexteer Automotive	18%	19%	16%	21%	30%
Philips	11%	*	*	13%	*
ZF	11%	11%	13%	13%	*
HL Mando	*	*	*	*	10%
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
Components of Non-operating income (expense), net:

	Year Ended
	June 30
(Amounts in Thousands)	2026	2025	2024
Foreign currency/derivative gain (loss)	$(1,263)	$(1,751)	$(1,425)
Gain (loss) on SERP investments	666	614	680
Factoring fees/AR program discounts	(3,862)	(2,415)	—
Credit facilities fees and bank charges	(910)	(1,018)	(873)
Other	(195)	(762)	(259)
Non-operating income (expense), net	$(5,564)	$(5,332)	$(1,877)

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
New Accounting Standards:
Adopted in Fiscal Year 2026:
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance on Improvements to Income Tax Disclosures, intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the standard for the year ended June 30, 2026. See Note 12 - Income Taxes for more information.
Not Yet Adopted:
In December 2025, FASB issued guidance on Interim Reporting, intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In September 2025, the FASB issued guidance on Accounting for Internal-Use Software, intended to modernize the accounting for software costs and changing the requirements for capitalization of software costs. The guidance is effective for fiscal years beginning after December 15, 2027 and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and the guidance can be applied prospectively, retrospectively, or on a modified transition approach. We will adopt this guidance prospectively on July 1, 2026, and the adoption of this guidance will not have a material impact on our consolidated financial statements.
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
The following table disaggregates our revenue by end market vertical for fiscal years 2026, 2025, and 2024:

	Year Ended
(Amounts in Millions)	2026	2025	2024
Vertical Markets:
Automotive (1)	$656.9	$708.5	$793.3
Medical	412.8	396.2	425.7
Industrial (1)	361.7	382.0	495.5
Total net sales	$1,431.4	$1,486.7	$1,714.5
(1)For the years ended 2025 and 2024, $29.4 million and $33.1 million of the industrial net sales to certain customers previously included in the automotive vertical, specifically those customers more aligned with commercial vehicle applications versus passenger vehicles, are now reflected in the industrial vertical to better reflect the nature of the program.
For fiscal years 2026, 2025, and 2024, approximately 99%, 98%, and 96% of our net sales, respectively, were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $70.5 million and $71.8 million as of June 30, 2026 and 2025, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Consolidated Balance Sheets which amounted to $40.6 million and $41.5 million as of June 30, 2026 and 2025, respectively. Other than deposits associated with inventory purchases classified as long term, our performance obligations are generally short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. See Note 5 - Inventories for further discussion.

Note 3 Sale of GES
Following approval by our Board of Directors, on July 31, 2024, we entered into a definitive agreement and closed on the sale of 100% of the equity interests in GES to Averna Test Systems, Inc., resulting in cash proceeds after costs to sell of $18.5 million at the time of closing.
The following table summarizes net sales and income (loss) before taxes on income for GES:

	Year Ended
(Amounts in Thousands)	2026	2025	2024
Net Sales	$—	$2,075	$45,674
Income (Loss) Before Taxes on Income (1)	$(383)	$2,112	$(23,518)
(1)Amounts include loss on sale adjustments of $0.4 million in the year ended June 30, 2026, gain on sale of $2.4 million in the year ended June 30, 2025, and $22.9 million of pre-tax impairment charges in the year ended June 30, 2024. The years ended June 30, 2025 and June 20, 2024 also include allocated corporate overhead expenses.
Note 4 Restructuring Activities
During fiscal years 2026, 2025, and 2024, we undertook restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $3.4 million, $5.7 million, and $2.4 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through June 30, 2026 was $11.5 million. We expect to incur $1.5 million to $3.0 million of additional restructuring costs through fiscal year 2027. This is the final phase of this restructuring plan. No additional restructuring costs are anticipated to be recognized under this plan after fiscal year 2027.
Additionally, on November 4, 2024, the Company announced that its Board of Directors approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”). The decision was made to leverage capacity within our global footprint and streamline the operating structure. These costs are predominantly cash expenditures. We recorded restructuring expense of $1.6 million in fiscal year 2026 for the Tampa Closure Plan. The cumulative amount incurred since inception of the Tampa Closure Plan during fiscal years 2025 and 2026 was $6.9 million. The restructuring charges are complete at June 30, 2026.
Accrued restructuring is recorded in Accrued expenses in the Consolidated Balance Sheets. The changes in the Company’s accrued restructuring costs under the Tampa Closure Plan were as follows:

(Amounts in Thousands)	Severance and Termination Benefits	Other Exit Costs	Total
Balance at June 30, 2025	$2,018	$—	$2,018
Restructuring charges	164	1,435	1,599
Payments	(2,182)	(1,435)	(3,617)
Non-cash activity	—	—	—
Balance at June 30, 2026	$—	$—	$—

At June 30, 2025, Tampa’s operations had ceased, and the related land, building, and certain equipment met the criteria to be classified as held for sale, and we ceased recording depreciation on the held for sale assets. On April 22, 2026, the Company completed the sale of the Tampa land and buildings for $21.6 million and recognized a gain on sale of $15.0 million. The gain on sale is recorded in (Gain on Disposal) Asset Impairment on our Consolidated Statements of Income.

Note 5    Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	2026	2025
Finished products	$199	$111
Work-in-process	775	628
Raw materials	270,932	272,761
Total inventory	$271,906	$273,500
Additionally, as of June 30, 2026 and 2025, we have raw materials inventory totaling $57.0 million and $39.4 million, respectively, classified as long-term included in Other Assets, net in our Consolidated Balance Sheets. Inventory classified as long term is raw materials inventory we do not expect to be consumed and sold within twelve months. As of June 30, 2026 and 2025, we have received deposits for long-term inventory totaling $35.4 million and $27.0 million, respectively, which is included in Other long-term liabilities in our Consolidated Balance Sheets.

Note 6   Property and Equipment
Major classes of property and equipment consist of the following at June 30, exclusive of the amounts classified as held for sale as of June 30, 2025:

(Amounts in Thousands)	2026	2025
Land	$8,041	$13,268
Buildings and improvements	148,194	116,899
Machinery and equipment	416,172	417,017
Machinery and equipment - fully dedicated	34,452	18,079
Construction-in-progress	22,187	34,006
Total	$629,046	$599,269
Less: Accumulated depreciation	(354,854)	(334,465)
Property and equipment, net	$274,192	$264,804
The useful lives used in computing straight-line depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	3 to 11
Leasehold improvements	Lesser of Useful Life or Term of Lease
Effective April 1, 2025, the Company implemented a new class of asset, fully dedicated machinery and equipment, which is depreciated using the units of production method. As of June 30, 2026 and 2025, the net book value of the equipment was $28.5 million and $15.3 million, respectively. This equipment is highly customized for specific customer programs and has substantially no value other than production for that program. The units of production method more accurately reflects the pattern of usage and expected benefits of these assets than other depreciation methods.
Depreciation of property and equipment totaled $38.0 million, $36.0 million, and $35.7 million for each of the three years in the period ended June 30, 2026, 2025 and 2024, respectively.

Note 7    Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2025
Goodwill	$19,017
Accumulated impairment	(12,826)
Goodwill, net	$6,191
Derecognition of Tampa goodwill	(8,575)
Derecognition of Tampa accumulated impairment	8,575
Balance as of June 30, 2026
Goodwill	10,442
Accumulated impairment	(4,251)
Goodwill, net	$6,191

Other Intangible Assets includes capitalized software. A summary of the capitalized software’s cost and accumulated amortization is as follows:

	June 30, 2026			June 30, 2025
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,174	$(28,253)	$1,921	$30,654	$(28,227)	$2,427
The estimated useful life of internal-use software ranges from 3 to 10 years. During fiscal years 2026, 2025, and 2024, amortization expense of other intangible assets was, in millions, $0.7, $1.0, and $2.3, respectively. Amortization expense in future periods is expected to be, in millions, $0.6, $0.4, $0.3, $0.2, and $0.2 in the five years ending June 30, 2031, and $0.2 thereafter. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Note 8    Commitments and Contingent Liabilities
Guarantees:
As of June 30, 2026 and 2025, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit may be issued to third-party suppliers and insurance institutions and can only be drawn upon in the event of the Company’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $0.4 million as of both June 30, 2026 and 2025. We do not expect circumstances to arise that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2026 and 2025 with respect to the standby letters of credit. We also may enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
The Company provides only assurance-type warranties for a limited time period, which cover primarily workmanship and assure that products comply with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold pursuant to specific manufacturing contract agreements that require such provisions. We estimate this product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines this warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial during fiscal years 2026, 2025, and 2024.

Note 9    Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	June 30, 2026	June 30, 2026	June 30, 2025
Primary credit facility, revolving (1)	$275.5	$24.1	$50.0
Primary credit facility, term (1)	—	92.5	97.5
Thailand overdraft credit facility (2,3)	10.1	—	—
China revolving credit facility (2,4)	7.4	—	—
Netherlands revolving credit facility (2,5)	10.5	—	—
Poland revolving credit facility (2,6)	11.4	—	—
Total credit facilities	$314.9	116.6	147.5
Unamortized deferred debt financing fees		$(0.4)	$(0.4)
Total long-term debt		$116.2	$147.1
Less: current portion		(8.2)	(17.4)
Long-term debt under credit facilities, less current portion (7)		$108.0	$129.7
(1)The Company maintained a U.S. primary credit facility that provided for revolving borrowings of $300 million, with the option to increase the amount available for revolving borrowings by an additional $150 million (to a total of $450 million) at the Company’s request, subject to the consent of each lender participating in such increase, which was scheduled to mature on May 4, 2027. The U.S. primary credit facility also included a term loan borrowing facility that provides for term loan borrowings (“term borrowings”) of $100 million repayable in scheduled quarterly installments, scheduled to mature December 20, 2029.
On April 30, 2026, the Company entered into an amended and restated credit agreement (the “restated primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The restated primary credit facility continues to provide for revolving borrowings of $300 million, with the option to increase the amount available for revolving borrowings by an additional $150 million (to a total of $450 million) at the Company’s request, subject to the consent of each lender participating in such increase, now with a maturity date of April 30, 2031. The terms for the term loan borrowings remain largely unchanged in the restated primary credit facility as it continues to maintain the maturity date of December 20, 2029 for such term loan borrowings and the quarterly payment schedule for such term loan borrowings.
This facility is maintained for working capital and general corporate purposes of the Company, and the Company is permitted to use the proceeds to refinance existing indebtedness. The restated primary credit facility defines the limitations for a supply chain financing program, and as part of its rebranding, subject to Share Owners’ approval, provides for updates to the Company’s trade name to Kimball Solutions, Inc. and also its subsidiaries. A commitment fee is payable on the unused portion of the credit facility at a rate that ranges from 10.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA, as defined in the restated primary credit facility. Types of borrowings available on the restated primary credit facility include term loans, revolving loans, multi-currency term loans, and swingline loans.
At June 30, 2026, the Company had $22.0 million Term Benchmark and $2.1 million ABR, both denominated in U.S. dollars, outstanding borrowings under the restated primary credit facility. At June 30, 2025, all outstanding borrowings under the primary credit facility were Term Benchmark borrowings denominated in U.S. dollars.
The interest rate on borrowings is dependent on the class, type and currencies of borrowings and will be one of the following options:
•any Term Benchmark borrowing denominated in U.S. Dollars will utilize the Secured Overnight Financing Rate (“SOFR”), which is a rate per annum equal to the secured overnight financing rate for such business day published by the SOFR Administrator, the Federal Reserve Bank of New York, on the immediately succeeding business day, plus the Revolving Commitment Term Benchmark spread or Term Loan Benchmark spread which can range from 110.0 to 185.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA;
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
plus the Revolving Commitment ABR spread which can range from 0.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA. Under the restated primary credit facility, the ABR Spread and Benchmark Spread for term loan borrowings remain the same as for revolving commitment borrowings.
The Company’s financial covenants under the restated primary credit facility are largely unchanged, with the exception of the change in the first covenant below from “unencumbered U.S. cash on hand in the United States in excess of $15 million” to “unrestricted Cash in an amount not to exceed $25 million,” and require:
•a ratio of consolidated total indebtedness minus unrestricted cash, as defined in the restated primary credit facility, in an amount not to exceed $25 million to adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, provided, however, that for each fiscal quarter end during the four quarter period following a material permitted acquisition, as defined in the restated primary credit facility, the Company will not permit this financial covenant to be greater than 3.5 to 1.0 for each such fiscal quarter end, and,
•an interest coverage ratio, defined as that ratio of consolidated EBITDA for such period to cash interest expense for such period, for any period of four consecutive fiscal quarters, to not be less than 3.5 to 1.0.
The Company had $0.4 million in letters of credit contingently committed against the primary credit facility at both June 30, 2026 and June 30, 2025.
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
(3)The Company maintains a foreign credit facility for its operation in Thailand which allows for borrowings of up to $10.1 million.
(4)The Company maintains a foreign credit facility for its operation in China which allows for borrowings up to 50.0 million RMB (approximately $7.4 million at June 30, 2026 exchange rates).
(5)The Company maintains an uncommitted revolving credit facility for our Netherlands subsidiary. The Netherlands credit facility allows for borrowings of up to 9.2 million Euro (approximately $10.5 million at June 30, 2026 exchange rates), which borrowings can be made in Euro, U.S. dollars, or other optional currency. Interest on borrowing under this facility is charged at a rate of interest dependent on the denomination of the currency borrowed.
(6)The Company maintains a foreign credit facility for its operation in Poland which allows for borrowings up to 10.0 million Euro (approximately $11.4 million at June 30, 2026 exchange rates).
(7)The amount of Long-term debt under credit facilities, less current maturities reflects the borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months. The revolving borrowings on the primary credit facility matures on April 30, 2031.

As of June 30, 2026, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
2027	$6.25
2028	7.50
2029	8.75
2030	70.00
Total	$92.50
The weighted-average interest rate on borrowings outstanding under the credit facilities at June 30, 2026 and June 30, 2025 were 5.0% and 5.9%, respectively. Capitalized interest expense was $0.5 million during fiscal year 2026 and immaterial for fiscal years 2025 and 2024.
Note 10    Employee Benefit Plans
Defined Contribution Retirement Plans:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company also provides a discretionary contribution determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $2.1 million, $2.1 million, and $4.8 million for fiscal years 2026, 2025, and 2024, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would be otherwise payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of June 30, 2026, both total investments and obligations under SERP were $4.4 million, of which $1.1 million were short term and $3.3 million were long term. As of June 30, 2025, both total investments and obligations under SERP were $4.1 million, of which $0.5 million were short term and $3.6 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the fiscal years ended June 30, 2026, 2025, and 2024 was approximately $0.3 million, $(0.1) million, and $0.5 million, respectively.

Defined Benefit Postemployment Plans:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of June 30, 2026, total obligations under these plans were $9.2 million of which $8.3 million were long term and $0.9 million were short term. As of June 30, 2025, total obligations under these plans were $8.2 million of which $7.3 million were long term and $0.9 million were short term. Net periodic benefit costs were not material for the fiscal years ended June 30, 2026, 2025, and 2024.
Note 11    Stock Compensation Plans
A stock compensation plan was created and adopted by the Company’s Board of Directors (the “Board”) on September 20, 2023 and approved by our Share Owners at our 2023 Annual Meeting on November 17, 2023. The 2023 Plan (the “Plan”) allows for the issuance of up to 2 million shares and replaced our former 2014 plan. The shares under the 2023 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity awards. The Plan is a ten-year plan that terminates automatically on November 17, 2033. No award shall be granted pursuant to the Plan after such date, but awards theretofore granted may extend beyond that date.

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
Pre-tax stock compensation charged against income in fiscal years 2026, 2025, and 2024 was $8.2 million, $6.5 million, and $7.2 million, respectively. These costs are included in Selling and Administrative Expenses.
Performance Shares:
We made long-term performance share grants to leadership team members and other key employees. The Talent, Culture, and Compensation Committee of the Board approved these annual performance share grants. Grants cliff vest at the third anniversary of the award date.
Under the awards granted to leadership team members, a number of shares will be issued to each participant based on the Company’s economic profit for fiscal years 2026 through 2028 as compared to the Board approved plan. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200%.
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
A summary of the Company’s performance share activity during fiscal year 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2025	544,063	$24.33
Granted	121,261	$28.35
Vested	(182,839)	$23.35
Forfeited	(3,829)	$23.45
Performance shares outstanding at June 30, 2026	478,656	$25.32
As of June 30, 2026, there was approximately $2.7 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over performance periods ending August 2026 through August 2028, with a weighted average vesting period of 1.3 years. The fair value of performance shares is based on the stock price at the date of grant. During fiscal years 2026, 2025, and 2024, respectively, 182,839, 93,870, and 82,744 performance shares vested at a fair value of $4.3 million, $2.2 million, and $1.6 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Total Shareholder Return Performance Shares:
The Talent, Culture, and Compensation Committee of the Board approved total shareholder return awards granted to leadership team members during fiscal year 2026 based on the Company’s relative total shareholder return (rTSR) for the performance period as compared to a group of peer companies selected by the Talent, Culture, and Compensation Committee of the Board. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200%.

A summary of the Company’s total shareholder return performance share activity during fiscal year 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Total shareholder return performance shares outstanding at July 1, 2025	101,417	$22.96
Granted	61,286	$48.49
Vested	—	$—
Forfeited	(42,626)	$16.88
Total shareholder return performance shares outstanding at June 30, 2026	120,077	$38.14
As of June 30, 2026, there was approximately $2.8 million of unrecognized compensation cost related to total shareholder return performance shares. That cost is expected to be recognized over performance periods ending August 2027 through August 2028, with a weighted average vesting period of 1.7 years. The fair value of total shareholder return performance shares is based on the grant date fair value calculated using a Monte Carlo simulation, with the assistance of a third-party valuation specialist. No shares vested during fiscal years 2026, 2025, and 2024.
Unrestricted Share Grants:
Unrestricted shares were granted to non-employee members of the Board as consideration for services rendered. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2026, 2025, and 2024, respectively, the Company granted a total of 20,555, 26,192, and 18,128 unrestricted shares at an average grant date fair value of $28.34, $19.09, and $25.24 for a total fair value of $0.6 million, $0.5 million, and $0.5 million. Unrestricted shares are awarded to non-employee members of the Board as compensation for director’s fees, including fees that directors elected to receive as unrestricted shares in lieu of cash payment. Directors’ fees are expensed over the period that directors earn the compensation. Unrestricted shares that are awarded to key employees are expensed immediately.
Restricted Shares:
Restricted shares were granted to employees as consideration for services rendered. The contractual life of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant.
Restricted shares are expensed over the contractual vesting period as earned. If a participant is not employed on the date shares are issued, the restricted share award is forfeited, except in the case of a Qualifying Termination (a termination of service due to death, Disability, or Retirement), as defined by the Plan. During fiscal years 2026, 2025, 2024 the Company granted restricted shares to officers and other key employees for a total fair value of $4.8 million, $2.9 million, and $2.8 million.

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at July 1, 2025	232,617	$21.63
Granted	169,851	$28.35
Vested	(89,295)	$22.17
Forfeited	(1,988)	$23.86
Restricted shares outstanding at June 30, 2026	311,185	$25.05
As of June 30, 2026, there was approximately $3.0 million of unrecognized compensation cost related to restricted shares. The cost is expected to be recognized over vesting periods ending August 2026 through August 2028, with a weighted average vesting period of 0.9 years. The fair value of the restricted shares is based on the stock price at the date of grant. During fiscal years 2026, 2025, and 2024 respectively, 89,295, 46,497, and 20,768 restricted shares vested. The restricted shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Deferred Share Units:
Deferred share units may be granted to non-employee members of the Board under the Deferral Plan as compensation for the portion of their annual retainer fees resulting from their election to receive deferred share units in lieu of cash payment or unrestricted shares. Directors’ fees are expensed over the period that directors earn the compensation. Deferred share units are participating securities and are payable in common stock in a lump sum or installments in accordance with deferral elections upon a director’s death, retirement, or termination of service with the Board. During fiscal years 2026, 2025, and 2024, respectively, 16,232, 28,288, and 26,347 deferred share units were granted to non-employee members of the Board at an average grant date fair value of $28.34, $19.09, and $25.24 for a total fair value of $0.5 million, $0.5 million, and $0.7 million. During fiscal year 2026, no shares of common stock were issued under the Deferral Plan.
Note 12    Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities, as well as potential impacts to previously existing valuation allowances. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. Due to the 2025 U.S. tax reform, the Company recorded a $0.2 million tax benefit for the year as a decrease in valuation allowance on part of our deferred tax assets.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities as of June 30, 2026 and 2025, were as follows:

(Amounts in Thousands)	2026	2025
Deferred Tax Assets:
Receivables	$751	$336
Inventory	2,218	2,252
Employee benefits	341	322
Deferred compensation	8,445	7,224
Capitalized research and development	7,916	10,180
Tax credit carryforwards	9,928	9,650
Capital Loss	3,587	5,259
Net operating loss carryforward	3,916	4,676
Net foreign currency losses	131	90
Business interest carryforward	5,059	6,919
Operating Leases	3,868	—
Miscellaneous	6,280	4,672
Valuation Allowance	(16,016)	(16,418)
Total asset	$36,424	$35,162
Deferred Tax Liabilities:
Property and equipment	4,082	8,101
Right-of-use Asset	2,433	—
Goodwill	594	535
Miscellaneous	3,760	1,336
Total liability	$10,869	$9,972
Net Deferred Income Taxes	$25,555	$25,190
Since fiscal year 2023, we have capitalized research and development expenses that are required to be capitalized as an amortizable asset under Section 174 of the Internal Revenue Code and amortized over a period of five years. This requirement was based on the implementation of Tax Reform effective in tax years beginning as of January 1, 2022, While this requirement was eliminated with the 2025 U.S. tax reform, the Company elected to capitalize research and development expenses in fiscal year 2026. As of June 30, 2026 and 2025, we have a net deferred tax asset from capitalized research and development expenses of $7.9 million and $10.2 million, respectively.
Income tax benefits associated with the net operating loss carryforwards expire from fiscal year 2030 to 2045. Income tax benefits associated with tax credit carryforwards primarily expire from fiscal year 2027 to 2046. A valuation allowance was provided as of June 30, 2026 and 2025 for deferred tax assets related to certain state credits of $7.4 million and $7.2 million, respectively. As of June 30, 2026 and 2025, we have full valuation allowances of $5.0 million and $6.9 million, respectively on the business interest carryforward deferred tax asset, following a determination that it is not more likely than not that it will be realized. As of June 30, 2026 and 2025, the Company has a deferred tax asset from the capital loss on the sale of GES for $3.6 million and $5.3 million, on which a valuation allowance of $3.6 million and $2.3 million has been provided. The capital loss deferred tax asset declined in fiscal year 2026 as a portion was utilized with the sale of the Tampa facility. The reserve increased in fiscal year 2026 as the utilization of the capital loss deferred tax asset was less than estimated at June 30, 2025, as the final sale price of the Tampa facility was less than estimated. See Note 3 - Sale of GES for further information regarding the sale of GES and Note 4 - Restructuring Activities for further information regarding the sale of the Tampa facility. Except as reserved for in the valuation allowance, we believe our deferred income taxes are more likely than not to be realized in the future.
The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2026	2025	2024
United States	$2,551	$(9,681)	$(35,055)
Foreign	50,670	35,910	60,254
Total income before taxes on income	$53,221	$26,229	$25,199
The Company currently operates in international jurisdictions which expose the Company to taxation in various regions. The Company continually evaluates its global cash needs. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The aggregate unremitted earnings of the Company’s foreign subsidiaries were approximately $472 million as of June 30, 2026. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested.
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2026	2025	2024
Current Taxes:
Federal	$(73)	$(2,034)	$2,024
Foreign	24,196	12,097	12,372
State	429	(1,688)	587
Total payable	$24,552	$8,375	$14,983
Deferred Taxes:
Federal	$3,933	$(3,344)	$(12,280)
Foreign	(2,960)	(1,701)	91
State	138	(1,261)	(3,094)
Valuation allowance	(402)	7,176	4,988
Total deferred	$709	$870	$(10,295)
Total provision for income taxes	$25,261	$9,245	$4,688

The amount of income taxes paid (net of refunds) were:

Year Ended June 30
(Amounts in Thousands)	2026
U.S. Federal	$3,162
State	286
Foreign
Mexico	$4,226
Poland	875
Thailand	758
China	4,913
Other	$(2)
Total	$14,218

The Company adopted ASU 2023-09 prospectively for the year ended June 30, 2026, and a reconciliation of the income tax provision to the amount computed applying the U.S. federal statutory tax rate of 21% to income (loss) before income taxes was as follows:

	Year Ended June 30
	2026
	Amount	%
Tax Computed at U.S. Statutory Tax Rate	$11,176	21.0%
State and Local Income Taxes, Net of Federal Income Tax (1)	575	1.1
Foreign Tax Effect
China
Statutory rate difference between China and United States	874	1.6
Other	(433)	(0.8)
Mexico
Impact of foreign exchange rate	699	1.3
Non-Deductible Employee Benefits	815	1.5
Inflation Adjustment	766	1.4
Fixed Assets basis difference	(623)	(1.2)
Other	670	1.3
Poland(2)	(727)	(1.3)
Thailand(2)	(949)	(1.8)
Romania
Minimum Tax	809	1.5
Other	15	—
Netherlands
Withholding Taxes(3)	8,958	16.8
Other	18	—
Effects of Cross Border Tax Laws
Global Intangible low-taxed income (4)	2,982	5.6
Other	96	0.2
Tax Credits
Research and Development tax credits	(206)	(0.4)
Other	165	0.3
Change in Valuation Allowance(5)
Valuation Allowance - Capital Loss	1,089	2.1
Valuation Allowance - Capitalized Interest Expense	(1,668)	(3.1)
Non Taxable or Nondeductible Items
Executive Compensation	930	1.8
Other	(474)	(0.9)
Changes in unrecognized tax benefits	—	—
Other Adjustments	(296)	(0.5)
Total	$25,261	47.5%
(1)For the year ended June 30, 2026, state taxes in California, Florida, Michigan, and Indiana comprised the majority (greater than 50%) of the tax effect in this category.
(2)All rate reconciling items for Poland and Thailand are separately below posting threshold.
(3)During fiscal year 2026, the Company recorded dividend withholding tax expense in Netherlands of $8.9 million. This includes $4.4 million and $4.5 million of dividend withholding taxes and related interest from Poland and China, respectively. The dividend withholding taxes from Poland relate to a 2018 dividend, and reflect a 19% dividend withholding tax rate. The expense was recorded in fiscal year 2026 following an unfavorable court decision. The Company may pursue other means of recovery. The dividend withholding taxes from China include $1.3 million on dividends paid in fiscal year 2026 and $3.2 million on dividends paid from fiscal years 2021 through 2025. The withholding tax expense reflects a 10% dividend on the fiscal year 2026 dividend as well as the fiscal year 2021 through 2025 dividends, applied retroactively, following a rate settlement reached in 2026.

(4)The effect of Global Intangible low-taxed income is presented net of foreign tax credit for the year ended June 30, 2026.
(5)In 2026, we released $1.9 million of valuation allowance on capitalized interest expense and recorded an additional $1.5 million valuation allowance on capitalized loss carryforward & state income tax credits.
A reconciliation of the income tax provision, prior to the adoption of ASU 2023-09, to the amount computed applying the U.S. federal statutory tax rate of 21% to income (loss) before income taxes was as follows:

	Year Ended June 30
	2025		2024
(Amounts in Thousands)	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$5,508	21.0%	$5,292	21.0%
State income taxes, net of federal income tax benefit	(2,810)	(10.7)	(2,433)	(9.7)
Foreign tax rate differential	2,267	8.6	592	2.3
Impact of foreign exchange rates on foreign income taxes	637	2.4	(995)	(3.9)
Valuation allowance	7,176	27.4	4,988	19.8
Asset impairment/Disposal	(4,732)	(18.0)	(2,882)	(11.4)
Research credit	(1,479)	(5.6)	(1,150)	(4.6)
Global intangible low tax income	2,913	11.1	1,339	5.3
Non-deductible compensation	244	0.9	385	1.5
Other - net	(479)	(1.9)	(448)	(1.7)
Total provision for income taxes	$9,245	35.2%	$4,688	18.6%
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

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2026, 2025, and 2024 were as follows:

(Amounts in Thousands)	2026	2025	2024
Beginning balance - July 1	$166	$216	$408
Tax positions related to prior fiscal years:
Additions	17	5	10
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	—	(55)	(202)
Ending balance - June 30	$183	$166	$216
Portion that, if recognized, would reduce tax expense and effective tax rate	$145	$131	$182
We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position. We recognize interest and penalties related to unrecognized tax benefits in Provision for Income Taxes on the Consolidated Statements of Income.
Interest and penalties accrued for unrecognized tax benefits were $0.6 million at each of June 30, 2026, 2025, and 2024 . Expenses related to interest and penalties in fiscal years 2026, 2025, and 2024 were not material.
The Company or its wholly-owned subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2023. We are subject to income tax examinations by various, state, local, and foreign jurisdiction tax authorities for years after June 30, 2020.
Note 13    Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “repurchase plan”) allowing the purchase of up to $140 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time.
During fiscal years 2026, 2025, and 2024, the Company repurchased $11.9 million, $11.9 million, and $3.0 million respectively, of common stock under the Repurchase Plan at an average price of $26.56 per share, $18.19 per share, and $22.12 per share respectively, which was recorded as Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Repurchase Plan, the Company has repurchased $115.6 million of common stock at an average cost of $16.39 per share.
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
There were no changes in the inputs or valuation techniques used to measure fair values during fiscal year 2026.

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
Recurring Fair Value Measurements:
As of June 30, 2026 and 2025, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2026
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,024	$1,024
Trading securities: mutual funds held in nonqualified SERP	4,388	—	4,388
Total assets at fair value	$4,388	$1,024	$5,412
Liabilities
Derivatives: foreign exchange contracts	$—	$330	$330
Total liabilities at fair value	$—	$330	$330

	June 30, 2025
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$3,017	$3,017
Trading securities: mutual funds held in nonqualified SERP	4,114	—	4,114
Total assets at fair value	$4,114	$3,017	$7,131
Liabilities
Derivatives: foreign exchange contracts	$—	$1,910	$1,910
Total liabilities at fair value	$—	$1,910	$1,910
We had no level 3 assets or liabilities as of June 30, 2026 and 2025, or any activity in level 3 assets or liabilities during fiscal years 2026, 2025, and 2024.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of June 30, 2026, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $2.7 million and to hedge currencies against the Euro in the aggregate notional amount of 45.6 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2026, we estimate that approximately $0.7 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next twelve months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2026 and June 30, 2025.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2026	June 30 2025	Balance Sheet Location	June 30 2026	June 30 2025
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,023	$2,540	Accrued expenses	$327	$927

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1	477	Accrued expenses	3	983
Total derivatives		$1,024	$3,017		$330	$1,910

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2026	2025	2024
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$3,968	$(82)	$2,621

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2026	2025	2024
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$4,495	$(2,960)	$7,530

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(3,005)	$(1,069)	$64

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,490	$(4,029)	$7,594
Note 16    Accrued Expenses
Accrued expenses consisted of the following:

	June 30
(Amounts in Thousands)	2026	2025
Compensation	$22,487	$18,714
Non-inventory advance payments	9,976	5,636
Taxes	15,138	9,077
Interest	816	1,449
Retirement plan	335	251
Derivatives	330	1,910
Insurance	2,299	1,368
Operating leases	2,338	520
Restructuring	33	2,018
Other expenses	5,108	5,546
Total accrued expenses	$58,860	$46,489

Note 17   Segment Reporting
The Company’s operations are managed by its Chief Executive Officer, who has been identified as our chief operating decision maker “CODM.” The CODM evaluates the performance of multiple business units domestically and globally. Each of these business units qualify as operating segments, providing contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and complete device assembly primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. These operating segments are aggregated into one reportable segment, Business Unit Operations, due to similarities in the nature of the products, the production process, the type of customer, the methods used to distribute the products, and long-term economic characteristics. The accounting policies for the Business Unit Operations segment are consistent with those described in the Summary of Significant Accounting Policies.
The CODM uses operating income as the measure of profitability to evaluate income or loss generated from each operating segment and to guide decisions on capital investments and assess performance. These decisions may include capital expenditures and/or acquisitions. Expenditures for long-lived assets for fiscal years 2026, 2025, and 2024 are $51.7 million, $33.7 million, and $47.0 million, respectively. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets; however, it should be noted the discrete balance sheet information is not utilized by the CODM in assessing performance and allocating resources.
Certain corporate administrative expenses have been allocated to the Business Unit Operations Segment based upon the nature of the expenses.
The following table presents significant operations segment net sales and expenses:

	Year Ended June 30
(Amounts in Thousands)	2026	2025	2024
Net Sales
Business Unit Operations	$1,457,293	$1,519,456	$1,748,218
Corporate/Eliminations	(25,915)	(32,729)	(33,708)
Total Net Sales	$1,431,378	$1,486,727	$1,714,510

Cost of Sales (Excluding Depreciation and Amortization)	1,275,552	1,345,624	1,537,813
Selling and Administrative (Excluding Depreciation and Amortization)	60,808	49,975	65,036
Depreciation and Amortization	38,705	36,994	38,030
Other General Income	—	—	(892)
Restructuring Expense	4,977	10,990	2,386
Goodwill Impairment	—	—	5,820
(Gain on Disposal) Asset Impairment	(14,721)	(2,391)	17,040
Total Operating Income	$66,057	$45,535	$49,277

Note 18   Geographic Information
The following geographic area data includes net sales based on the country location of the Company’s business unit providing the manufacturing or other service and long-lived assets based on physical location. Long-lived assets include property and equipment and capitalized software, and amounts as of June 30, 2025 exclude the amounts classified as held for sale.

	Year Ended June 30
(Amounts in Thousands)	2026	2025	2024
Net Sales:
Mexico	$359,707	$445,717	$519,279
United States	293,600	341,817	404,974
Poland	288,653	241,939	261,433
China	236,513	258,896	248,095
Thailand	158,610	132,298	171,340
Other Foreign	94,295	66,060	109,389
Total net sales	$1,431,378	$1,486,727	$1,714,510

	June 30
(Amounts in Thousands)	2026	2025
Long-Lived Assets:
Mexico	$89,290	$99,687
United States	63,604	39,143
Poland	55,498	54,356
China	26,662	30,470
Thailand	24,579	25,579
Other Foreign	16,480	17,996
Total long-lived assets	$276,113	$267,231
Note 19    Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

(Amounts in thousands, except per share data)	Year Ended June 30
	2026	2025	2024
Basic and Diluted Earnings Per Share:
Net Income	$27,960	$16,984	$20,511
Less: Net Income allocated to participating securities	23	19	24
Net Income allocated to common Share Owners	$27,937	$16,965	$20,487

Basic weighted average common shares outstanding	24,501	24,782	25,079
Dilutive effect of average outstanding stock compensation awards	267	235	199
Dilutive weighted average shares outstanding	24,768	25,017	25,278

Earnings Per Share of Common Stock:
Basic	$1.14	$0.68	$0.82
Diluted	$1.13	$0.68	$0.81

Note 20   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(14,260)	$(2,395)	$(1,152)	$(17,807)
Other comprehensive income (loss) before reclassifications	16,523	(64)	44	16,503
Reclassification to (earnings) loss	—	2,198	169	2,367
Net current-period other comprehensive income (loss)	$16,523	$2,134	$213	$18,870
Balance at June 30, 2025	$2,263	$(261)	$(939)	$1,063

Other comprehensive income (loss) before reclassifications	(5,737)	2,977	192	(2,568)
Reclassification to (earnings) loss	—	(3,332)	165	(3,167)
Net current-period other comprehensive income (loss)	(5,737)	(355)	357	(5,735)
Balance at June 30, 2026	$(3,474)	$(616)	$(582)	$(4,672)
The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)
	Year Ended June 30		Affected Line Item in the
(Amounts in Thousands)	2026	2025	Consolidated Statements of Income
Derivative Gain (Loss) (1)	$4,495	$(2,960)	Cost of Sales
	(1,163)	762	Benefit (Provision) for Income Taxes
	$3,332	$(2,198)	Net of Tax
Postemployment Benefits:
Amortization of Actuarial Gain (Loss) (2)	$(217)	$(222)	Non-operating income
	52	53	Benefit (Provision) for Income Taxes
	$(165)	$(169)	Net of Tax

Total Reclassifications for the Period	$3,167	$(2,367)	Net of Tax
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
Operating lease costs in fiscal years 2026, 2025, and 2024 were $2.9 million, $1.5 million, and $1.9 million, respectively. During fiscal year 2025, the Company executed a lease for a facility to expand our medical CDMO footprint with the lease commencing in June 2025, including obtaining $10.6 million operating right-of-use assets in exchange for operating lease liabilities. During fiscal year 2026, the Company received the $4.6 million tenant allowance associated with the Indiana manufacturing facility lease, which increased the operating lease liability from June 30, 2025.

The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of June 30, 2026 and 2025, were as follows:

(Amounts in Thousands)	2026	2025
Operating lease right-of-use assets (included in Other Assets)	$10,933	$11,779
Operating lease liability, current (included in Accrued expenses)	2,338	$520
Operating lease liability, noncurrent (included in Other long-term liabilities)	$14,532	$11,386
Weighted average remaining lease term in years - operating leases	9.4	9.6
Weighted average discount rate - operating leases	5.3%	5.9%
Cash payments for operating leases included in the measurement of lease liabilities in fiscal years 2026, 2025, and 2024 were $1.1 million, $0.7 million, and $1.4 million, respectively, and were included in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.
Future lease payments as of June 30, 2026 are as follows:

(Amounts in Thousands)
2027	$2,392
2028	2,110
2029	2,059
2030	2,030
2031	2,060
Thereafter	10,826
Total undiscounted lease payments	$21,477
Less: imputed interest	4,607
Present value of lease liabilities	$16,870

Note 22  Subsequent Event
On June 26, 2026, we entered into a definitive agreement to acquire the shares of Helvoet Polymer Technologies B.V. and Helvoet Rubber & Plastics Technologies (India) Pvt. Ltd. (collectively referred to as “Helvoet”) from Hydratec Industries N.V. The acquisition closed on July 1, 2026, after our fiscal year end. Helvoet is a contract development and manufacturing organization based in The Netherlands and India, with a focus on microfluidics, diagnostics, and drug delivery applications.
The Company paid a cash purchase price based on an enterprise value of approximately 90.0 million Euro, or approximately $103.0 million. The transaction price is subject to certain post-closing working capital adjustments. The acquisition was funded with a combination of the Company’s cash and existing lines of credit. The initial purchase price allocation and valuation for this acquisition was not completed at the time the financial statements were issued due to the timing of the acquisition closing. As a result, disclosures required for business combinations are not available at this time.
For the year ended June 30, 2026, we have incurred $0.5 million in acquisition costs, recognized as Selling and Administrative Expenses on our Consolidated Statements of Income.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective as of June 30, 2026.
(b)Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by the Company’s independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
During the three months ended June 30, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2026	80

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits which immediately precedes the Signatures page in this Annual Report on Form 10-K for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

KIMBALL ELECTRONICS, INC.
INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
2.1(c)(d)	Stock Purchase Agreement By and Among Kimball Electronics, Inc.(“Seller”), The Sole Stockholder of Kimball Electronics Indiana, Inc. (“Company”); and Averna Test Systems Inc. (“Buyer”) and Company Dated as of July 31, 2024	8-K		2.1	8/1/2024
2.2(c)(d)	Share Purchase Agreement of Helvoet Polymer Technologies B.V. and Helvoet Rubber & Plastics Technologies (India) Pvt. Ltd. between Hydratec Industries N.V., as Seller, and Kimball Electronics Netherlands, B.V., a wholly owned subsidiary of Kimball Electronics, Inc., as Purchaser, dated as of June 26, 2026	8-K		2.1	7/1/2026
3.1	Amended and Restated Articles of Incorporation of the Company	8-K		3.1	2/18/2021
3.2	Amended and Restated By-Laws of the Company	8-K		3.2	9/23/2024
4.1	Description of the Company’s Registered Securities	Filed Herewith
10.1(a)	Kimball Electronics, Inc. Supplemental Employee Retirement Plan (“SERP”)	10		10.8	9/4/2014
10.2(a)	Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	8-K		10.1	10/25/2016
10.3(a)	Form of Fee Deferral Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.5	8/24/2023
10.4(a)	Form of Annual Retainer Fee Election Agreement under the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan	10-K	6/30/2023	10.6	8/24/2023
10.5(a)	Kimball Electronics, Inc. Leadership Team Severance and Change in Control Plan	8-K		10.2	11/21/2023
10.6(a)	Kimball Electronics, Inc. 2023 Equity Incentive Plan	8-K		10.1	11/21/2023
10.7(a)	Form of Stock Award Notice for Performance Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	10-Q	9/30/2025	10.1	11/6/2025
10.8(a)	Form of Stock Award Notice for Restricted Shares under Kimball Electronics, Inc. 2023 Equity Incentive Plan	10-K	6/30/2024	10.14	8/23/2024
10.9	Amended and Restated Credit Agreement, dated as of December 19, 2024, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	8-K		10.1	12/20/2024
10.10	Amended and Restated Credit Agreement, dates as of April 30, 2026, among Kimball Electronics, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Documentation Agent	10-Q	3/31/2026	10.1	5/6/2026
10.11(a)	2024 KE Employee Profit Sharing Bonus Plan	10-Q	12/31/2024	10.2	2/6/2025
10.12(a)	Amendments to the Company’s Supplemental Employee Retirement Plan	10-Q	12/31/2024	10.3	2/6/2025
19	Insider Trading Policies and Procedures	Filed Herewith
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney	Filed Herewith

Incorporated by Reference
Exhibit No.	Description	Form	Period Ending	Exhibit	Filing Date
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1(b)	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2(b)	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
(d)    Certain information contained in Exhibit 2.1 and Exhibit 2.2 has been excluded pursuant to Regulation S-K Item 601(b)(2) because it is both (1) not material and (2) of the type that the Company treats as private or confidential. The Registrant will supplementally furnish a copy of the unredacted exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL ELECTRONICS, INC.

By:	/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 19, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RICHARD D. PHILLIPS
Richard D. Phillips
Chief Executive Officer and Director
August 19, 2026

/s/ JANA T. CROOM
Jana T. Croom
Chief Financial Officer
August 19, 2026

/s/ ADAM M. BAUMANN
Adam M. Baumann
Chief Accounting Officer
August 19, 2026

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

TOM G. VADAKETH *
Tom G. Vadaketh
Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 19, 2026	/s/ RICHARD D. PHILLIPS
Richard D. Phillips
As Attorney-In-Fact

KIMBALL ELECTRONICS, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2026
Valuation Allowances:
Receivables	$102	$156	$281	$(3)	$536
Long-Term Receivables	$3,804	$400	$787	$—	$4,991
Deferred Tax Asset	$16,418	$(402)	$—	$—	$16,016
Year Ended June 30, 2025
Valuation Allowances:
Receivables	$1,002	$(15)	$(138)	$(747)	$102
Long-Term Notes Receivable	$1,936	$—	$1,868	$—	$3,804
Deferred Tax Asset	$7,434	$7,176	$1,808	$—	$16,418
Year Ended June 30, 2024
Valuation Allowances:
Receivables	$257	$1,039	$—	$(294)	$1,002
Long-Term Notes Receivable	$—	$1,936	$—	$—	$1,936
Deferred Tax Asset	$4,254	$4,988	$(1,808)	$—	$7,434