Form 10-Q
period 2026-09-30
Kimball Electronics, Inc.
filed 2026-11-05
CIK 1606757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of October 22, 2026 was 23,976,241 shares.

KIMBALL ELECTRONICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2026	June 30, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$72,763	$88,925
Receivables, net of allowances of $329 and $536, respectively	236,068	218,840
Contract assets	83,003	70,497
Inventories	312,137	271,906
Prepaid expenses and other current assets	49,371	42,836
Total current assets	753,342	693,004
Property and Equipment, net of accumulated depreciation of $357,022 and $354,854, respectively	304,480	274,192
Goodwill	50,459	6,191
Other Intangible Assets, net of accumulated amortization of $28,935 and $28,253, respectively	25,491	1,921
Other Assets, net	103,426	116,762
Total Assets	$1,237,198	$1,092,070

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$39,700	$8,202
Accounts payable	260,560	234,361
Advances from customers	36,607	30,672
Accrued expenses	58,725	58,860
Total current liabilities	395,592	332,095
Other Liabilities:
Long-term debt, less current portion	195,650	108,000
Other long-term liabilities	63,739	66,843
Total other liabilities	259,389	174,843
Share Owners’ Equity:
Preferred stock-no par value
Shares authorized: 15,000,000 Shares issued: None	—	—
Common stock-no par value
Shares authorized: 150,000,000 Shares issued: 29,430,000 Shares outstanding: 23,976,000 and 23,967,000, respectively	—	—
Additional paid-in capital	323,434	325,787
Retained earnings	364,150	361,508
Accumulated other comprehensive loss	(6,649)	(4,672)
Treasury stock, at cost:
Shares: 5,454,000 and 5,463,000, respectively	(98,718)	(97,491)
Total Share Owners’ Equity	582,217	585,132
Total Liabilities and Share Owners’ Equity	$1,237,198	$1,092,070
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30
(Unaudited)	2026	2025
Net Sales	$390,803	$365,603
Cost of Sales	359,929	336,767
Gross Profit	30,874	28,836
Selling and Administrative Expenses	18,055	13,090
Restructuring Expense	445	1,416
Asset Impairment (Gain on Disposal)	—	(124)
Operating Income	12,374	14,454
Other Income (Expense):
Interest income	549	139
Interest expense	(3,519)	(2,353)
Non-operating income (expense), net	(1,601)	(1,241)
Other income (expense), net	(4,571)	(3,455)
Income Before Taxes on Income	7,803	10,999
Provision (Benefit) for Income Taxes	5,161	913
Net Income	$2,642	$10,086

Earnings Per Share of Common Stock:
Basic	$0.11	$0.41
Diluted	$0.11	$0.40

Average Number of Shares Outstanding:
Basic	24,330	24,600
Diluted	24,581	24,909

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$2,642			$10,086
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,416)	$(1)	$(1,417)	$(43)	$—	$(43)
Postemployment actuarial change	16	(108)	(92)	(22)	4	(18)
Derivative gain (loss)	(71)	16	(55)	644	(149)	495
Reclassification to (earnings) loss:
Derivatives	(600)	137	(463)	(154)	67	(87)
Amortization of actuarial change	67	(17)	50	60	(15)	45
Other comprehensive income (loss)	$(2,004)	$27	$(1,977)	$485	$(93)	$392
Total comprehensive income			$665			$10,478

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	September 30
(Unaudited)	2026	2025
Cash Flows From Operating Activities:
Net income	$2,642	$10,086
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	11,103	9,117
(Gain) loss on sales of assets	127	273
Deferred income taxes	(177)	(1,762)
Asset impairment (gain on disposal)	—	(124)
Stock-based compensation	1,677	1,563
Other, net	(160)	(1,181)
Change in operating assets and liabilities:
Receivables	(7,559)	(7,391)
Contract assets	(7,691)	(3,497)
Inventories	(25,163)	1,692
Prepaid expenses and other assets	(5,065)	2,804
Accounts payable	19,680	7,543
Advances from customers	(1,032)	(10,660)
Accrued expenses and taxes payable	(7,706)	(398)
Net cash (used for) provided by operating activities	(19,324)	8,065
Cash Flows From Investing Activities:
Capital expenditures	(8,987)	(10,516)
Proceeds from sales of assets	208	3,922
Payments for acquisitions, net of cash acquired	(100,951)	—
Purchases of capitalized software	(3)	(54)
Net proceeds from disposal	—	431
Other, net	5	15
Net cash used for investing activities	(109,728)	(6,202)
Cash Flows From Financing Activities:
Proceeds from credit facilities	143,000	—
Payments on credit facilities	(32,750)	(11,250)
Net change in revolving credit facilities	8,927	1,700
Repurchases of common stock	(3,071)	(1,195)
Payments related to tax withholding for stock-based compensation	(2,080)	(3,221)
Net cash provided by (used for) financing activities	114,026	(13,966)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(64)	116
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(15,090)	(11,987)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	89,641	89,467
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$74,551	$77,480
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$7,437	$4,934
Interest expense	$3,122	$2,285
Non-cash investing activity:
Unpaid purchases of property and equipment at the end of the period	$2,748	$12,077
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in Prepaid expenses and other current assets on the balance sheet represents funds held by the Company for a foreign subsidiary’s employee savings plan.

(Unaudited)	September 30, 2026	June 30, 2026
Cash and Cash Equivalents	$72,763	$88,925
Restricted Cash included in Prepaid expenses and other current assets	$1,788	$716
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$74,551	$89,641
See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share Data)

	Three Months Ended
(Unaudited)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
Amounts at June 30, 2026	$325,787	$361,508	$(4,672)	$(97,491)	$585,132
Net income		2,642			2,642
Other comprehensive income (loss)			(1,977)		(1,977)
Compensation expense related to stock compensation plans	1,542				1,542
Performance and restricted share issuance (55,000 and 79,000 shares, respectively)	(3,907)			1,826	(2,081)
Charitable donation of common stock (1,000 shares)	12			18	30
Repurchase of common stock (127,000 shares) (including excise tax)				(3,071)	(3,071)
Amounts at September 30, 2026	$323,434	$364,150	$(6,649)	$(98,718)	$582,217

Amounts at June 30, 2025	$323,309	$333,548	$1,063	$(88,036)	$569,884
Net income		10,086			10,086
Other comprehensive income (loss)			392		392
Compensation expense related to stock compensation plans	1,438				1,438
Performance and restricted share issuance (122,000 shares and 46,000 shares, respectively)	(5,327)			2,107	(3,220)
Charitable donation of common stock (1,000 shares)	17			13	30
Repurchase of Common Stock (49,000 shares)				(1,471)	(1,471)
Amounts at September 30, 2025	$319,437	$343,634	$1,455	$(87,387)	$577,139

See Notes to Condensed Consolidated Financial Statements.

KIMBALL ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Description and Summary of Significant Accounting Policies
Business Description:
Kimball Electronics, Inc. (also referred to herein as “Kimball Electronics,” the “Company,” “we,” “us,” or “our”) is a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract development and manufacturing organization (“CDMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our design and manufacturing expertise coupled with robust processes and procedures help us ensure that we deliver the highest levels of quality, reliability, and service throughout the entire life cycle of our customers’ products. We deliver award-winning service across our highly integrated global footprint, which is enabled by our largely common operating system, procedures, and standardization. We are well recognized by customers and industry trade publications for our excellent quality, reliability, and innovative service. We intend to change our name to Kimball Solutions, Inc. subject to Share Owners’ approval, to reflect our strategic focus as a full-service provider.
Basis of Presentation:
The Condensed Consolidated Financial Statements presented herein reflect the consolidated financial position as of September 30, 2026 and June 30, 2026, results of operations for the three months ended September 30, 2026 and 2025, cash flows for the three months ended September 30, 2026 and 2025, and share owners’ equity for the three months ended September 30, 2026 and 2025. The financial data presented herein is unaudited and should be read in conjunction with the annual Consolidated Financial Statements as of and for the year ended June 30, 2026 and related notes thereto included in our Annual Report on Form 10-K. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable. Customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms. We participate in our customers’ supply chain financing arrangements for certain of our accounts receivables in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2026 and 2025, we sold, without recourse, $79.8 million and $71.2 million of accounts receivable, respectively. For the three months ended September 30, 2026 and 2025, factoring fees were $0.6 million and $0.7 million, respectively. Factoring fees are recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income.
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
In the three months ended September 30, 2026 and 2025, under the RPA’s, we sold $65.0 million and $28.6 million of receivables and incurred discount fees of $0.4 million and $0.2 million, recorded in Non-operating income (expense), net on our Condensed Consolidated Statements of Income. Receivables sold under the RPA and subject to our servicing that remained outstanding and uncollected as of September 30, 2026 and June 30, 2026 were $46.1 million and $49.0 million, respectively. Of the $46.1 million outstanding and uncollected at September 30, 2026, $22.4 million is subject to the 5% customer insolvency provision.
In limited circumstances, our China operation may receive banker’s acceptance drafts from customers as payment on account. The banker’s acceptance drafts are non-interest bearing and primarily mature within six months from the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4.5 million at September 30, 2026 are reflected in Receivables on the Condensed Consolidated Balance Sheets until the banker’s drafts are sold at a discount, transferred in settlement of current accounts payable, or cash is received at maturity. There were no drafts outstanding at June 30, 2026. Banker’s acceptance drafts sold at a discount or transferred in settlement of current accounts payable during the three months ended September 30, 2026 and 2025 were $7.6 million and $11.1 million, respectively.
In fiscal year 2024, changes to the expected timing of payments from and risk of default for a customer resulted in the recording of an allowance for credit losses of $2.0 million in Selling and Administrative Expenses on our Consolidated Statements of Income. An additional $0.4 million allowance was recorded in fiscal year 2026. Although the customer is not bankrupt or insolvent and we will continue to pursue full recovery, an allowance was deemed necessary in consideration of the expected timing of payments and risk of default. The amounts expected to be collected after twelve months are included in Other Assets, net on the Consolidated Balance Sheet. At September 30, 2026, the noncurrent receivable associated with this customer in Other Assets, net totaled $2.3 million, which is net of the $2.4 million allowance for expected credit losses. The $2.4 million allowance for expected credit losses does not include fully reserved unpaid late payment fees. The current portion of receivables from this customer is $1.5 million at September 30, 2026.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2026	2025
Foreign currency/derivative gain (loss)	$(177)	$(145)
Gain (loss) on SERP investments	(14)	225
Factoring fees	(995)	(917)
Credit facilities and bank fees	(116)	(231)
Other	(299)	(180)
Non-operating income (expense), net	$(1,601)	$(1,241)
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities, as well as potential impacts to previously existing valuation allowances. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028. The impact from this legislation has resulted in a partial release of the valuation allowance against the business interest limitation deferred tax asset in the three months ended September 30, 2025. The Company does not currently expect the provisions effective in our fiscal year 2027 to have a material impact on our effective tax rate and cash paid for income taxes in fiscal year 2027. The Company will continue to monitor and assess future impacts from the 2025 U.S. tax reform.
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
New Accounting Standards:
Adopted in Fiscal Year 2027:
In September 2025, the FASB issued guidance on Accounting for Internal-Use Software, intended to modernize the accounting for software costs and changing the requirements for capitalization of software costs. The guidance is effective for fiscal years beginning after December 15, 2027 and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and the guidance can be applied prospectively, retrospectively, or on a modified transition approach. The Company adopted the standard effective July 1, 2026, the beginning of our first quarter of fiscal year 2027, on a prospective basis. The adoption did not have a material effect on our condensed consolidated financial statements.
In December 2025, Financial Accounting Standards Board (FASB) issued guidance on Interim Reporting, intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company adopted the standard effective July 1, 2026, the beginning of our first quarter of fiscal year 2027. The adoption did not have a material effect on our condensed consolidated financial statements.
Not Yet Adopted:
In November 2024, the FASB issued guidance on Expense Disaggregation Disclosures, requiring more disclosure about the types of expenses presented in our expense captions. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

Note 2. Acquisition
On July 1, 2026, the Company completed the acquisition of Helvoet Polymer Technologies B.V. and Helvoet Rubber & Plastics Technologies (India) Pvt. Ltd. (collectively referred to as “Helvoet”) from Hydratec Industries N.V. The acquisition included purchasing substantially all of the assets, assuming certain liabilities, and acquiring 100% of the shares of Helvoet Netherlands and Helvoet India.
This acquisition supported the Company’s strategy of establishing Kimball as a true global medical CDMO platform with a strengthened presence in Europe, access to the India market, and a clear path for accelerating growth in the U.S. by leveraging our new manufacturing facility in Indianapolis. Helvoet is a contract development and manufacturing organization based in The Netherlands and India, with a focus on microfluidics, diagnostics, and drug delivery applications. This acquisition expanded our capabilities in precision molded plastics, complex tooling, and medical device component manufacturing, enhancing our ability to provide comprehensive solutions to customers across the medical and pharmaceutical markets.
Incremental costs directly related to the acquisition during the three months ended September 30, 2026 were $2.0 million, which were expensed as incurred and recorded in Selling and Administrative Expenses on our Condensed Consolidated Statements of Income. In the fourth quarter of fiscal year 2026, we incurred $0.5 million of costs related to the acquisition. The operating results of this acquisition are included in the Company’s condensed consolidated financial statements beginning on the acquisition date of July 1, 2026.
The Helvoet acquisition was accounted for as a business combination. The Company has recorded a net adjusted purchase price of $103.3 million.
Cash paid, net of cash acquired, was $101.0 million. The Company funded the acquisition through a combination of available borrowing capacity on existing lines of credit and available cash.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. The goodwill is not expected to be deductible for tax purposes. The goodwill recognized in the acquisition is primarily attributable to the expected benefits from expanded capabilities and growth opportunities resulting from the combination of the businesses, operational synergies, Helvoet’s assembled workforce, and other intangible benefits that do not qualify for separate recognition. The fair values of the assets acquired and the liabilities assumed presented in these financial statements are preliminary, due to continued analysis and fair value determination of intangibles, property and equipment, and other long-term liabilities and may differ from the final purchase price allocation and as the Company obtains additional information during the measurement period, which will end no later than one year from the acquisition date.

(Amounts in Thousands)	July 1, 2026
Cash	$2,355
Receivables	10,023
Contract assets	4,655
Inventories	2,003
Prepaid expenses and other current assets	1,084
Property and Equipment	33,093
Other Intangible Assets	24,294
Other Assets	5,765
Goodwill	44,268
Total assets acquired	$127,540

Accounts payable	$6,975
Accrued expenses	5,806
Other long-term liabilities	11,453
Total liabilities assumed	$24,234
Net assets acquired	$103,306

Other Intangible Assets include the estimated fair values for finite-lived intangible assets acquired and are listed in the table below along with their estimated useful lives which are being amortized on a straight-line basis.

(Amounts in Thousands)	Estimated Fair Value	Estimated useful life (years)
Customer relationships	$14,436	15
Technology	8,362	10
Trade name	983	3
Software	513	2	to	3
	$24,294
Since July 1, 2026, the Helvoet acquisition resulted in revenue of $12.4 million and a net loss of $(0.3) million reflected in our condensed consolidated statements of operations for the three months ended September 30, 2026, respectively. The net loss includes $0.6 million, net of tax, of incremental depreciation and amortization expense resulting from purchase accounting adjustments.

The following unaudited pro forma financial information summarizes the combined results of operations for Kimball Electronics and Helvoet, as though the companies were combined as of the beginning of fiscal year 2026.

	Three Months Ended
	September 30
(Amounts in Thousands)	2026	2025
Net sales	$390,803	$379,239
Net income	$7,107	$5,468

The unaudited pro forma financial information combines the historical results of Kimball Electronics with the historical results of Helvoet for the three months ended September 30, 2026 and 2025, respectively. The unaudited pro forma net income for the three months ended September 30, 2026 includes adjustments for nonrecurring acquisition-related transaction costs, net of tax and withholding taxes on dividends partially funding the acquisition. The unaudited pro forma net income for the three months ended September 30, 2025 includes adjustments for non-recurring acquisition-related transaction costs, withholding taxes on dividends partially funding the acquisition, interest expense on borrowings partially funding the acquisition, and preliminary fair value adjustments, including depreciation and amortization of the fair value adjustments to property, plant and equipment and identifiable intangible assets, as well as the related income tax effects. The unaudited pro forma financial information is for informational purposes only. It is not necessarily indicative of the results of operations that the Company would have achieved if the acquisition of Helvoet had taken place at the beginning of our fiscal year 2026 or of the results of our future operations of the combined business.

Note 3. Revenue from Contracts with Customers
Our revenue from contracts with customers is generated primarily from manufacturing services provided for the production of electronic assemblies, electronic and non-electronic components, medical devices, medical disposables, and precision molded plastics in automotive, medical, and industrial applications, to the specifications and designs of our customers.
The following table disaggregates our revenue by end market vertical for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30
(Amounts in Millions)	2026	2025
Vertical Markets:
Automotive	$170.5	$164.4
Medical	115.7	101.6
Industrial	104.6	99.6
Total net sales	$390.8	$365.6
For both the three months ended September 30, 2026 and 2025, approximately 99% of our net sales were recognized over time as manufacturing services were performed under a customer contract on a product with no alternative use and we have an enforceable right to payment for performance completed to date. The remaining sales revenues were recognized at a point in time when the customer obtained control of the products.
The timing differences of revenue recognition, billings to our customers, and cash collections from our customers result in billed accounts receivable and unbilled accounts receivable. Contract assets on the Condensed Consolidated Balance Sheets relate to unbilled accounts receivable and occur when revenue is recognized over time as manufacturing services are provided and the billing to the customer has not yet occurred as of the balance sheet date, which are generally transferred to receivables in the next fiscal quarter due to the short-term nature of the manufacturing cycle. Contract assets were $83.0 million and $70.5 million as of September 30, 2026 and June 30, 2026, respectively.
The Company may receive payments from customers in advance of the satisfaction of performance obligations primarily for material price variances, inventory purchases, tooling, or other miscellaneous services or costs. These payments are recognized as contract liabilities until the performance obligations are completed and are included in Advances from customers, if inventory related, and Accrued expenses, if not inventory related, on the Condensed Consolidated Balance Sheets, which amounted to $49.9 million and $40.6 million as of September 30, 2026 and June 30, 2026, respectively. Other than deposits associated with inventory purchases classified as long term, our performance obligations are short term in nature and therefore our contract liabilities are all expected to be settled within twelve months. See Note 5 - Inventories for further discussion.
Note 4. Restructuring Activities
In the three months ended September 30, 2026, we continued our restructuring efforts to align our cost structure with reduced end market demand levels, including resizing our workforce and taking specific cost actions, and recorded restructuring expense of $0.4 million, respectively, which were primarily employee-related costs. The cumulative amount incurred since inception of these efforts beginning in fiscal year 2024 through September 30, 2026 was $11.9 million. As we are seeing additional end market demand pressures, and as we monitor the progression of tariffs, reciprocal tariffs, and the geopolitical economic environment broadly, we expect to incur $1.0 million to $2.5 million of additional restructuring costs through fiscal year 2027. This is the final phase of this restructuring plan. No additional restructuring costs are anticipated to be recognized under this plan after fiscal year 2027.
Additionally, on November 4, 2024, the Company announced that its Board of Directors had approved a plan to cease operations at our Tampa facility (“Tampa Closure Plan”). The decision was made to leverage capacity within our global footprint and streamline the operating structure. These costs were predominantly cash expenditures and were recognized during fiscal years 2025 and 2026. The cumulative amount of restructuring expense incurred under the Tampa Closure Plan totaled $6.9 million. The restructuring charges were considered complete at June 30, 2026.
At June 30, 2025, Tampa’s operations had ceased, and the related land, building, and certain equipment met the criteria to be classified as held for sale, and we ceased recording depreciation on the held for sale assets. On April 22, 2026, the Company completed the sale of the Tampa land and buildings for $21.6 million and recognized a gain on sale of $15.0 million. The gain on sale is recorded in (Gain on Disposal) Asset Impairment on our Condensed Consolidated Statements of Income.

Note 5. Inventories
Inventories were valued using the lower of first-in, first-out (“FIFO”) cost and net realizable value. Inventory components were as follows:

(Amounts in Thousands)	September 30, 2026	June 30, 2026
Finished products	$97	$199
Work-in-process	1,415	775
Raw materials	310,625	270,932
Total inventory	$312,137	$271,906
Additionally, as of September 30, 2026 and June 30, 2026, we have raw materials inventory totaling $43.4 million and $57.0 million, respectively, classified as long-term included in Other Assets, net in our Condensed Consolidated Balance Sheets. Inventory classified as long term is raw materials inventory we do not expect to be consumed and sold within twelve months. As of September 30, 2026 and June 30, 2026, we have received deposits for long-term inventory totaling $28.4 million and $35.4 million, respectively, which is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Note 6. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2026 and 2025, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Post Employment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2026	$(3,474)	$(616)	$(582)	$(4,672)
Other comprehensive income (loss) before reclassifications	(1,417)	(55)	(92)	(1,564)
Reclassification to (earnings) loss	—	(463)	50	(413)
Net current-period other comprehensive income (loss)	(1,417)	(518)	(42)	(1,977)
Balance at September 30, 2026	$(4,891)	$(1,134)	$(624)	$(6,649)

Balance at June 30, 2025	$2,263	$(261)	$(939)	$1,063
Other comprehensive income (loss) before reclassifications	(43)	495	(18)	434
Reclassification to (earnings) loss	—	(87)	45	(42)
Net current-period other comprehensive income (loss)	(43)	408	27	392
Balance at September 30, 2025	$2,220	$147	$(912)	$1,455

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2026	2025
Derivative gain (loss) (1)	$600	$154	Cost of Sales
	(137)	(67)	Benefit (Provision) for Income Taxes
	$463	$87	Net of Tax
Postemployment Benefits:
Amortization of actuarial gain (loss) (2)	(67)	(60)	Non-operating income (expense), net
	17	15	Benefit (Provision) for Income Taxes
	$(50)	$(45)	Net of Tax
Total reclassifications for the period	$413	$42	Net of Tax
Amounts in parentheses indicate reductions to income.
(1)See Note 10 - Derivative Instruments for further information on derivative instruments.
(2)See Note 11 - Employee Benefit Plans for further information on postemployment benefit plans.
Note 7. Commitments and Contingent Liabilities
The Company typically provides only assurance-type warranties for a limited time period, which cover workmanship and assures the product complies with specifications provided by or agreed upon with the customer. We maintain a provision for limited warranty repair or replacement of products manufactured and sold, which has been established in specific manufacturing contract agreements. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability regularly based on changes in historical cost trends and in certain cases where specific warranty issues become known. This product warranty liability and expense were immaterial as of and during the three months ended September 30, 2026 and 2025, respectively.
Note 8. Credit Facilities
Credit facilities consisted of the following:

	Available Borrowing Capacity at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S. Dollar Equivalents)	September 30, 2026	September 30, 2026	June 30, 2026
Primary credit facility, revolving (1)	$166.5	$133.5	$24.1
Primary credit facility, term (1)	—	91.3	92.5
India revolving credit facility (2)	3.1	—	—
Thailand overdraft credit facility (2)	10.1	—	—
China revolving credit facility (2)	4.5	3.0	—
Netherlands revolving credit facility (2)	2.5	7.9	—
Poland revolving credit facility (2)	11.3	—	—
Total credit facilities	$198.0	$235.7	$116.6
Unamortized deferred debt financing fees		$(0.3)	$(0.4)
Total long-term debt		$235.4	$116.2
Less: current portion		(39.7)	$(8.2)
Long-term debt under credit facilities, less current portion (3)		$195.7	$108.0
(1)The Company maintains a U.S. primary credit facility (the “primary credit facility”) among the Company, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, and Bank of America, N.A., as Documentation Agent. The primary credit facility provides for revolving borrowings of $300 million, with the option to increase the amount available for revolving borrowings by an additional $150 million (to a total of $450 million) at the Company’s request, subject to the consent of each lender participating in such increase, with a maturity date of April 30, 2031. The primary credit facility also provides for term loan borrowings (“term borrowings”) of $100 million repayable in scheduled quarterly installments, scheduled to mature December 20, 2029.
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
At September 30, 2026, the Company had $133.5 million Term Benchmark and no ABR, denominated in U.S. dollars, outstanding borrowings under the primary credit facility. At June 30, 2026, outstanding borrowings under the primary credit facility included $22.0 million Term Benchmark borrowings and $2.1 million ABR, both denominated in U.S. dollars.
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
We were in compliance with the financial covenants of the primary credit facility as of September 30, 2026. The Company no longer has letters of credit contingently committed against the primary credit facility at September 30, 2026. Letters of credit contingently committed against the primary credit facility at June 30, 2026 were $0.4 million.
(2)The Company also maintains foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. Interest on borrowing under these facilities is charged at a rate as defined under the respective foreign credit facility. As part of the acquisition, the Company now maintains a foreign credit facility for its operations in India, allowing for borrowings up to 300.0 million INR (approximately $3.1 million at September 30, 2026 exchange rates). The foreign credit facility in India matures on April 17, 2027.
(3)The amount of long-term debt under credit facilities, less current maturities, reflects the revolving borrowings on the primary credit facility that the Company intends, and has the ability, to refinance for a period longer than twelve months in addition to the long-term portion of the term borrowings. The revolving borrowings on the primary credit facility mature on April 30, 2031.
As of September 30, 2026, the contractual maturities of the term borrowings on the primary credit facility were as follows:

(Amounts in Millions)	Contractual Maturities
Fiscal year:
Remaining 2027	5.00
2028	7.50
2029	8.75
2030	70.00
Total	$91.25
The weighted-average interest rate on borrowings outstanding under the credit facilities at September 30, 2026 and June 30, 2026 were 5.1% and 5.0%, respectively.
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
There were no changes in the inputs or valuation techniques used to measure fair values during the three months ended September 30, 2026. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2026.

Recurring Fair Value Measurements:
As of September 30, 2026 and June 30, 2026, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2026
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$878	$878
Trading securities: mutual funds held in nonqualified SERP	4,284	—	4,284
Total assets at fair value	$4,284	$878	$5,162
Liabilities
Derivatives: foreign exchange contracts	$—	$822	$822
Total liabilities at fair value	$—	$822	$822

	June 30, 2026
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Derivatives: foreign exchange contracts	$—	$1,024	$1,024
Trading securities: mutual funds held in nonqualified SERP	4,388	—	4,388
Total assets at fair value	$4,388	$1,024	$5,412
Liabilities
Derivatives: foreign exchange contracts	$—	$330	$330
Total liabilities at fair value	$—	$330	$330
We had no level 3 assets or liabilities at September 30, 2026 and June 30, 2026, or any activity in Level 3 assets or liabilities during the three months ended September 30, 2026.
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
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include notes receivable and borrowings under credit facilities. There were no changes to the inputs and valuation techniques used to assess the fair value of these financial instruments during the three months ended September 30, 2026. For more information on inputs and fair valuation techniques used, refer to our Annual Report on Form 10-K for the year ended June 30, 2026.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Non-designated foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances and other balance sheet positions denominated in currencies other than the functional currencies. As of September 30, 2026, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $5.0 million and to hedge currencies against the Euro in the aggregate notional amount of 40.6 million Euro. The notional amounts are indicators of the volume of derivative activities but may not be indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2026, we estimate that approximately less than $0.1 million of pre-tax derivative loss deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2026 and June 30, 2026.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2026	June 30, 2026	Balance Sheet Location	September 30, 2026	June 30, 2026
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$745	$1,023	Accrued expenses	$777	$327

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	133	1	Accrued expenses	45	3
Total derivatives		$878	$1,024		$822	$330
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2026	2025
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives:
Foreign exchange contracts	$(71)	$644
The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2026	2025
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income:
Foreign exchange contracts	Cost of Sales	$600	$154

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(229)	$(234)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$371	$(80)
Note 11. Employee Benefit Plans
Defined Contribution Retirement Plan:
The Company maintains a trusteed defined contribution retirement plan which is in effect for substantially all domestic employees meeting the eligibility requirements. The Company matches 50% of eligible employee contributions up to 6%. The Company may also provide a discretionary contribution, to be authorized and determined annually by the Talent, Culture, and Compensation Committee of the Company’s Board of Directors. Total expense related to employer contributions to the domestic retirement plans was $0.6 million and $0.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
The Company also maintains a supplemental employee retirement plan (“SERP”) for executives and other key employees which enables them to defer cash compensation on a pre-tax basis and restore amounts that would otherwise be payable under our tax-qualified retirement plans if the IRS did not have limits on includable compensation and maximum benefits. The SERP is structured as a rabbi trust, and therefore, assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. As of September 30, 2026, both total investments and obligations under SERP were $4.3 million, of which $1.1 million were short term and $3.2 million were long term. As of June 30, 2026, both total investments and obligations under SERP were $4.4 million, of which $1.1 million were short term and $3.3 million were long term. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) category on our Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding (losses) gains for the three months ended September 30, 2026 and 2025 was less than $(0.1) million and $0.2 million, respectively.
Defined Benefit Postemployment Plan:
The Company established and maintains severance plans for all domestic employees and other postemployment plans for certain foreign subsidiaries. There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. As of September 30, 2026, total obligations under these plans were $9.4 million of which $8.5 million were long term and $0.9 million were short term. As of June 30, 2026, total obligations under these plans were $9.2 million of which $8.3 million were long term and $0.9 million were short term. Net periodic benefit costs were not material for the three months ended September 30, 2026 and 2025.

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
On October 20, 2016, the Board approved a nonqualified deferred stock compensation plan, the Kimball Electronics, Inc. Non-Employee Directors Stock Compensation Deferral Plan (the “Deferral Plan”), which allows Non-Employee Directors to elect to defer all, or a portion of, their retainer fees in stock until retirement or termination from the Board or death. The Deferral Plan allows for issuance of up to 1.0 million shares of the Company’s common stock. For more information on the 2023 Plan and the Deferral Plan, refer to our Annual Report on Form 10-K for the year ended June 30, 2026.
During the first three months of fiscal year 2027, the following stock compensation was granted under the 2023 Plan and the Deferral Plan.

Stock Compensation Granted	Quarter Granted	Shares/Units	Grant Date Fair Value (4)
Long-Term Performance Shares (1)	1st Quarter	28,420	$22.76

Long-Term Performance Shares (2)	1st Quarter	174,125	$29.02

Restricted Shares (3)	1st Quarter	183,394	$22.84

(1)Long-term performance share awards were granted to key employees. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. These awards granted in fiscal year 2027 will cliff vest at the third anniversary of the award date in fiscal year 2030.
For these key employee awards, a number of shares will be issued to each participant based upon a combination of the Company’s profitability based on its cumulative operating income over the performance period as defined in the Company’s operating business plans for the applicable fiscal years and the Company’s revenue growth based on a comparison to the Company’s operating business plans. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200% if results on both measures exceed targets under the formula.
(2)Long-term performance shares were granted to leadership team members. These annual performance share awards were approved by the Talent, Culture, and Compensation Committee of the Board. The awards granted in fiscal year 2027 will cliff vest in fiscal year 2030.
Under these awards, a number of shares will be issued to each participant based upon a combination of the Company’s economic profit for fiscal years 2027, 2028, and 2029 as compared to the Board approved plan and the Company’s relative total shareholder return (rTSR) for the performance period as compared to a group of peer companies selected by the Talent, Culture, and Compensation Committee of the Board. The number of shares issued could be zero if minimum thresholds are not met up to a maximum of 200% if results on both measures exceed targets under the formula.

(3)Restricted shares were granted to leadership team members and other key employees. These restricted shares were approved by the Talent, Culture, and Compensation Committee of the Board. The contractual life for a majority of the restricted shares is three years, with one-third of the interest in the restricted shares vested after year one of the grant, another one-third after year two of the grant, and the final one-third after year three of the grant. The contractual life of the remaining restricted shares is one year. Restricted shares are expensed over the contractual vesting period as earned. If the employment of a holder of restricted shares terminates before the RSU has vested for any reason other than death, retirement, or disability, the restricted shares not yet vested will be forfeited.
(4)The grant date fair value is the weighted average stock price based on the dates of the grants for all grants, with the exception of the portion of the long-term performance shares based on rTSR, the fair value of which is determined by a Monte Carlo simulation completed by a third party.
Note 13. Goodwill and Other Intangible Assets
A summary of goodwill is as follows:

(Amounts in Thousands)
Balance as of June 30, 2026
Goodwill	$10,442
Accumulated impairment	(4,251)
Goodwill, net	$6,191
Goodwill Acquired	44,268
Balance as of September 30, 2026
Goodwill	$54,710
Accumulated impairment	(4,251)
Goodwill, net	$50,459
During fiscal year 2027, we acquired $44.3 million in goodwill resulting from the Helvoet acquisition. See Note 2 - Acquisition for more information on this acquisition.
A summary of other intangible assets subject to amortization is as follows:

	September 30, 2026			June 30, 2026
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$30,629	$(28,403)	$2,226	$30,174	$(28,253)	$1,921
Customer Relationships	14,436	(241)	14,195	—	—	—
Technology	8,377	(209)	8,168	—	—	—
Trade Name	984	(82)	902	—	—	—
Other Intangible Assets	$54,426	$(28,935)	$25,491	$30,174	$(28,253)	$1,921
For the three months ended September 30, 2026 and 2025, amortization expense of other intangible assets was $0.8 million and $0.2 million, respectively.
The estimated useful life of internal-use software ranges from 2 years to 10 years. The amortization periods for the customer relationships, technology, and trade name intangible assets are 15 years, 10 years, and 3 years, respectively. Other intangible assets are amortized using the straight-line method. We have no intangible assets with indefinite useful lives, which are not subject to amortization.

Note 14.  Leases
The Company leases certain office, manufacturing, and warehouse facilities and equipment under operating leases, in addition to land on which certain office and manufacturing facilities reside. These operating leases expire from fiscal year 2027 to 2056. The Company determines if a contract is or contains a lease at inception.
The lease assets and liabilities, which exclude leases with terms of 12 months or less, as of September 30, 2026 and June 30, 2026, were as follows:

(Amounts in Thousands)	September 30, 2026	June 30, 2026
Operating lease right-of-use assets (included in Other Assets)	$10,810	$10,933
Operating lease liability, current (included in Accrued expenses)	$2,433	$2,338
Operating lease liability, noncurrent (included in Other long-term liabilities)	$14,230	$14,532
Note 15. Share Owners’ Equity
The Company has a Board-authorized stock repurchase plan (the “Plan”) allowing the repurchase of up to $140 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Plan has no expiration date but may be suspended or discontinued at any time.
During the three months ended September 30, 2026 and 2025, the Company repurchased $3.1 million and $1.5 million, respectively, of common stock under the Plan at an average price of $24.24 per share and $30.01 per share, respectively, which was recorded in Treasury stock, at cost in the Consolidated Balance Sheets. Since the inception of the Plan, the Company has repurchased $118.6 million of common stock at an average cost of $16.53 per share.
Note 16. Earnings Per Share
Basic and diluted earnings per share were calculated as follows under the two-class method:

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2026	2025
Basic and Diluted Earnings Per Share:
Net Income	$2,642	$10,086
Less: Net Income allocated to participating securities	2	12
Net Income allocated to common Share Owners	$2,640	$10,074

Basic weighted average common shares outstanding	24,330	24,600
Dilutive effect of average outstanding stock compensation awards	251	309
Dilutive weighted average shares outstanding	24,581	24,909

Earnings Per Share of Common Stock:
Basic	$0.11	$0.41
Diluted	$0.11	$0.40
Note 17. Segment Reporting
The Company’s operations are managed by its Chief Executive Officer, who has been identified as our chief operating decision maker (“CODM.”) The CODM evaluates the performance of multiple business units domestically and globally, and each of these business units qualify as operating segments, providing contract manufacturing services, including engineering and supply chain support, for the production of electronic assemblies and other products including medical devices, medical disposables, precision molded plastics, and complete device assembly primarily in automotive, medical, and industrial applications, to the specifications and designs of our customers. These operating segments are aggregated into one reportable segment, Business Unit Operations, due to similarities in the nature of the products, the production process, the type of customer, the methods used to distribute the products, and long-term economic characteristics. The accounting policies for the Business Unit Operations segment are consistent with those described in Part II, Item 8, Note 1 - Business Description and Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended June 30, 2026.
The CODM uses operating income as the measure of profitability to evaluate income or loss generated from each operating segment and to guide decisions on capital investments and assess performance. These decisions may include capital expenditures and/or acquisitions. Expenditures for long-lived assets for the three months ended September 30, 2026 and 2025 were $9.0 million and $10.6 million, respectively. The measure of segment assets is reported on the Consolidated Balance Sheet as Total Assets; however, it should be noted the discrete balance sheet information is not utilized by the CODM in assessing performance and allocating resources.
Certain corporate administrative expenses have been allocated to the Business Unit Operations Segment based upon the nature of the expenses.
The following table presents significant operations segment net sales and expenses:

	Three Months Ended
	September 30
(Amounts in Thousands)	2026	2025
Net Sales
Business Unit Operations	$391,440	$368,524
Corporate/Eliminations	(637)	(2,921)
Total Net Sales	$390,803	$365,603

Cost of Sales (Excluding Depreciation and Amortization)	349,448	327,739
Selling and Administrative (Excluding Depreciation and Amortization)	17,433	13,001
Depreciation and Amortization	11,103	9,117
Restructuring Expense	445	1,416
(Gain on Disposal) Asset Impairment	—	(124)
Total Operating Income	$12,374	$14,454
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “likely,” “future,” “may,” “might,” “should,” “would,” “could,” “will,” “can,” “potentially,” “probable,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, global economic conditions, geopolitical environment and conflicts such as war, global health emergencies, availability or cost of raw materials and components, tariffs and other trade barriers, foreign exchange fluctuations, and our ability to convert new business opportunities into customers and revenue. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball Electronics are contained in our Annual Report on Form 10-K for the year ended June 30, 2026.
Business Overview
We are a global, multifaceted manufacturing solutions provider. We provide electronics manufacturing services (“EMS”), including engineering and supply chain support, to customers in the automotive, medical, and industrial end markets. We further produce higher level and final assemblies and offer contract development and manufacturing organization (“CDMO”) solutions which include the production of medical disposables and drug delivery devices, from precision molded plastics and cold chain management to drug integration. Our manufacturing services, including engineering and supply chain support, utilize common production and support capabilities globally. We are well recognized by our customers and the industry for our excellent quality, reliability, and innovative service. We have participated in the CIRCUITS ASSEMBLY Service Excellence Awards for the past thirteen consecutive years, winning awards for excellence each year of participation and recently receiving top honors in all seven award categories. CIRCUITS ASSEMBLY is a leading brand and technical publication for electronics manufacturers worldwide.

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
Industry supply conditions for certain components have tightened, resulting in extended lead times and higher component costs. Through contractual pricing arrangements and negotiations with our customers, we have recovered a majority of these cost increases to date; however, cost increases recovered without margin may reduce our operating income percentage, and increases we are unable to recover timely could adversely impact our profitability. Extended component lead times may require us to purchase inventory earlier than we otherwise would, which could increase our working capital requirements. Further discussion on supply chain disruption risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2026.
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
Net sales in the first quarter of the current fiscal year increased 7% compared to the prior fiscal year first quarter, driven primarily by a double-digit percentage increase in the medical end market vertical, which is inclusive of the additional sales from our acquired Helvoet locations.
We have a strong focus on cost control balanced with managing the future growth prospects of our business. We expect to make investments that will strengthen or add new capabilities to our package of value as a multifaceted manufacturing solutions company, including through entering into a lease on a new facility for our Indianapolis operations, and our recent acquisition of Helvoet. The acquisition of Helvoet on July 1, 2026, expanded our capabilities in precision molded plastics, complex tooling, and medical device component manufacturing, enhancing our ability to provide comprehensive solutions to customers across the medical and pharmaceutical markets. Refer to Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for further discussion on our recent acquisition. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit-sharing incentive bonus plan is its link to our financial performance, which results in varying amounts of compensation expense as profits change.
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
We continue to maintain a strong balance sheet, which included a current ratio of 1.9, a debt-to-equity ratio of 0.4, and Share Owners’ equity of $582 million at September 30, 2026. Refer to the Future Liquidity section of Liquidity and Capital Resources below for further discussion of our liquidity.
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

	Three Months Ended
	September 30
Customer Service Years	2026	2025
More than 10 Years
% of Net Sales	82%	77%
# of Customers	27	29
5 to 10 Years
% of Net Sales	10%	17%
# of Customers	11	12
Less than 5 Years
% of Net Sales	8%	6%
# of Customers	24	12
Total
% of Net Sales	100%	100%
# of Customers	62	53
Our total number of customers increased when comparing the three-month period ended September 30, 2026 to September 30, 2025 primarily from the Helvoet acquisition, with thirteen new customers added to the Less than 5 Years category from the acquisition for customers that were not existing customers of the Company.
A detailed discussion of risk factors and uncertainties that could have an effect on our performance are located within the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2026.
Results of Operations

	At or for the
	Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2026	as a % of Net Sales	2025	as a % of Net Sales	% Change
Net Sales	$390.8		$365.6		7%
Gross Profit	$30.9	7.9%	$28.8	7.9%	7%
Selling and Administrative Expenses	18.1	4.6%	13.0	3.5%	38%
Restructuring Expense	0.4	0.1%	1.4	0.4%
Gain on Disposal	—	—%	(0.1)	—%
Operating Income	12.4	3.2%	14.5	4.0%	(14%)
Other Income (Expense)	(4.6)		(3.5)
Provision (Benefit) for Income Taxes	5.2		0.9		465%
Net Income	$2.6		$10.1		(74%)
Diluted Earnings per Share	$0.11		$0.40		(73%)
Open Orders	$690		$593		16%

Net Sales by Vertical Market	Three Months Ended
	September 30
(Amounts in Millions)	2026	2025	% Change
Automotive	$170.5	$164.4	4%
Medical	115.7	101.6	14%
Industrial	104.6	99.6	5%
Total Net Sales	$390.8	$365.6	7%
First quarter fiscal year 2027 consolidated net sales increased 7% compared to the first quarter of fiscal year 2026. Foreign currency fluctuations had a favorable 1% impact on net sales in the current quarter compared to the first quarter of fiscal year 2026.
•In the automotive end market vertical, sales to customers increased when compared to prior year quarter. The increase was mainly driven by improvements in both Europe and Asia and additional sales from our acquired Helvoet locations partially offset by a decline associated with the end of life of a major automotive program.
•Sales to the medical end market vertical increased when compared to prior year quarter driven by the ramp up of new programs, additional sales from our acquired Helvoet locations, and increased demand for existing programs partially offset by a decline in demand in North America.
•In the industrial end market vertical, sales to customers increased for quarter over quarter. The increase was driven by an increase in smart metering in Europe, ramp up of new programs, and additional sales from our acquired Helvoet locations partially offset by a decline in climate control in North America.
Sales to Nexteer Automotive, Philips, and ZF accounted for the following portions of our net sales:

	Three Months Ended
	September 30
	2026	2025
Nexteer Automotive	16%	19%
Philips	11%	11%
ZF	11%	10%

Gross profit as a percent of net sales in the first quarter of fiscal year 2027 remained flat when compared to the first quarter of fiscal year 2026. The favorable product mix and favorable foreign exchange rates were offset by increased costs associated with our new manufacturing facility in Indianapolis.
Selling and administrative expenses increased both as a percent of net sales and in absolute dollars in the first quarter of fiscal year 2027 when compared to the first quarter of fiscal year 2026. The increased expenses were primarily driven by $2.0 million of acquisition costs relating to our recent acquisition of Helvoet as well as increased amortization on acquired intangible assets. In the first quarter of fiscal year 2026, following a customer termination of a program, an agreement was reached for the customer to compensate us for incurred costs, resulting in recognition of a $2.0 million recovery recorded in selling and administrative expenses.
In the three months ended September 30, 2026, we recorded pre-tax restructuring expense of $0.4 million for employee-related costs as we undertook restructuring efforts to align our cost structure with reduced end market demand levels. In the three months ended September 30, 2025, we recorded pre-tax restructuring expense of $1.4 million for employee-related costs for cost structure alignment and incurred costs related to the Tampa closure. See Note 4 - Restructuring Activities of Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2026	2025
Interest income	$549	$139
Interest expense	(3,519)	(2,353)
Foreign currency/derivative gain (loss)	(177)	(145)
Gain (loss) on SERP investments	(14)	225
Factoring fees	(995)	(917)
Credit facilities fees and bank charges	(116)	(231)
Other	(299)	(180)
Other income (expense), net	$(4,571)	$(3,455)
Interest expense has increased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to increased borrowings on credit facilities primarily to fund the acquisition. Foreign currency/derivative gains (losses) result from net foreign currency exchange rate movements during the periods. The revaluation to fair value of the SERP investments recorded in Other Income (Expense) is offset by the revaluation of the SERP liability recorded in Selling and Administrative Expenses, and thus there is no effect on net income.

Our provision for income taxes for the three months ended September 30, 2026 and 2025 was $5.2 million, or 66.1% of income before taxes on income, and $0.9 million, or 8.3% of income before taxes on income, respectively. The three months ended September 30, 2026 include $3.0 million of withholding taxes incurred on the intercompany dividends executed to partially fund the acquisition. The low tax rate in the three months ended September 30, 2025 was driven by the new U.S. tax legislation resulting in a partial release of the valuation allowance against the business interest limitation deferred tax asset.
Open orders increased by 16% when comparing September 30, 2026 to September 30, 2025. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of our business.
Liquidity and Capital Resources
Working capital at September 30, 2026 was $357.8 million compared to working capital of $360.9 million at June 30, 2026. The current ratio was 1.9 at September 30, 2026 and 2.1 at June 30, 2026. The debt-to-equity ratio was 0.4 at September 30, 2026 and 0.2 at June 30, 2026. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, some of which are uncommitted, totaled $270.8 million at September 30, 2026 and $403.8 million at June 30, 2026.
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

	Three Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025
Days Sales Outstanding	57	53	54
Contract Asset Days	18	19	18
Production Days Supply on Hand	88	89	85
Accounts Payable Days	63	62	59
Advances from Customers Days	18	17	15
Cash Conversion Days	82	82	83
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

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2027 and 2026.

	Three Months Ended
	September 30
(Amounts in Millions)	2026	2025
Net cash (used for) provided by operating activities	$(19.3)	$8.1
Net cash used for investing activities	$(109.7)	$(6.2)
Net cash provided by (used for) financing activities	$114.0	$(14.0)
Cash Flows from Operating Activities
Net cash used for operating activities for the first three months of fiscal year 2027 was driven by net income adjusted for non-cash items, more than offset by changes in operating assets and liabilities. Net cash provided by operating activities for the first three months of the prior year was driven by net income adjusted for non-cash items, partially offset by changes in operating assets and liabilities.
Net income adjusted for non-cash items provided cash of $15.2 million in the first three months of fiscal year 2027, while changes in operating assets and liabilities used $34.5 million of cash in the first three months of fiscal year 2027, largely due to an increase in inventories, which used cash of $25.2 million, an increase in contract assets, which used cash of $7.7 million, and an increase in receivables, which used cash of $7.6 million. The increase of the inventories is primarily driven by purchases to support upcoming growth in certain programs. Partially offsetting cash used for inventories, receivables, and contract assets was an increase in accounts payable, which provided cash of $19.7 million.
Net income adjusted for non-cash items provided cash of $18.0 million in the first three months of fiscal year 2026, while changes in operating assets and liabilities used $9.9 million of cash in the first three months of fiscal year 2026, largely due to a decrease in advances from customers, which used cash of $10.7 million.
Cash Flows from Investing Activities
Net cash used by investing activities of $109.7 million in the first three months of fiscal year 2027 was largely due to our investment of $101.0 million in the acquisition of Helvoet.
Net cash used by investing activities of $6.2 million in the first three months of fiscal year 2026 was largely due to capital investments of $10.6 million. The capital investments were primarily for the new medical facility in Indianapolis as well as to support new business awards and replacement of older machinery and equipment.
Cash Flows from Financing Activities
For the first three months of fiscal year 2027, net cash provided by financing activities of $114.0 million resulted largely from net borrowings on our credit facilities of $119.2 million partially offset by repurchases of our common stock under an authorized repurchase plan and the remittance of tax withholdings on share-based payments. For the first three months of fiscal year 2026, net cash used for financing activities of $14.0 million resulted largely from net payments on our credit facilities of $9.6 million.
Credit Facilities
The Company maintains a U.S. primary credit facility (the “primary credit facility”). The primary credit facility provides revolving borrowings of $300 million, with the option to increase the amount available for borrowing to $450 million at the Company’s request, subject to consent of each lender participating in such increase, with a maturity date of April 30, 2031. The primary credit facility also provides for term loan borrowings (“term borrowings”) of $100 million repayable in scheduled quarterly installments, scheduled to mature December 20, 2029.
We also maintain foreign credit facilities for working capital and general corporate purposes at specific foreign locations rather than utilizing funding from intercompany sources. These foreign credit facilities can be canceled at any time by either the bank or us and generally include renewal clauses. As of September 30, 2026, we maintained foreign credit facilities at our Thailand operation, our China operation, our Netherlands subsidiary, and our Poland operation.
See Note 8 - Credit Facilities of Notes to Consolidated Financial Statements for more information on our credit facilities, including the terms of the credit facilities such as interest, commitment fees, and debt covenants.

Factoring Arrangements
We participate in our customers’ supply chain financing arrangements in order to extend terms for the customer without negatively impacting our cash flow. These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Kimball Electronics and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables. In the three months ended September 30, 2026 and 2025, we sold, without recourse, $79.8 million and $71.2 million of accounts receivable, respectively.
In addition to our customers’ supply chain financing arrangements, we have also entered into receivables purchase agreements (“RPA’s”) with third-party banking institutions for certain domestic receivables. We sell our entire interest in certain receivables for 100% of face value, less a discount. We are required to remit amounts collected as a servicer under the RPA’s timely to the financial institution that purchased the receivables. Our risks with respect to receivables we service include commercial disputes regarding such receivables and under one of the RPA’s, no greater than 5% of sold and outstanding receivables in the event of customer insolvency. In the three months ended September 30, 2026 and 2025, under these programs, we sold $65.0 million and $28.6 million of receivables. See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information regarding the factoring arrangements.
Future Liquidity
The Helvoet acquisition, which we accounted for as a business combination, represented a significant use of capital during the quarter. At September 30, 2026, the Company has recorded a net adjusted purchase price of $103.3 million. We have paid cash, net of cash acquired, of $101.0 million.
Following our recent acquisition, we expect to maintain a strong liquidity position by cash generated from operations and available borrowing capacity under our credit facilities. At September 30, 2026, we had $72.8 million in cash and unused borrowings in USD equivalent under all of our credit facilities of $198.0 million. We believe our sources of liquidity will be sufficient to satisfy our working capital requirements and any other operating needs for at least the next twelve months.
We expect to continue to prudently invest in capital expenditures, including for capacity expansions and potential acquisitions, that would help us continue our growth as a multifaceted manufacturing solutions company. At September 30, 2026, our capital expenditure commitments were approximately $6.5 million, consisting primarily of capital related to new program wins and facility improvements. We anticipate our available liquidity will be sufficient to fund these capital expenditures.
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
At September 30, 2026, our foreign operations held cash totaling $72.5 million. Most of our accumulated unremitted foreign earnings have been invested in active non-U.S. business operations. The Company continually evaluates its global cash needs. If such funds were repatriated or we determined that all or a portion of such foreign earnings are no longer permanently reinvested, we may be subject to applicable non-U.S. income and withholding taxes. Determination of the amount of any potential future unrecognized deferred tax liability on such unremitted earnings is not practicable and is recorded in the period when any foreign earnings are determined to be no longer permanently reinvested. The Company notes that during the current quarter, a one-time dividend was paid out of our China operation of $29.7 million for partial funding of the Helvoet acquisition. Due to the one-time nature of this transaction and the lack of future plans to repatriate additional funds, the Company has not changed the permanently reinvested position of our historical earnings in China nor recorded any deferred tax liability. The Company did appropriately record $3.0 million of withholding tax expense in the quarter as result of the dividend as aligned with our noted policy.
The Company’s Repurchase Plan allows the repurchase of up to $140 million of our common stock. Purchases may be made under various programs, including in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions, all in accordance with applicable securities laws and regulations. The Repurchase Plan has no expiration date but may be suspended or discontinued at any time. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management team. The Company expects to finance the purchases with existing liquidity. The Company has repurchased $118.6 million of common stock under the Repurchase Plan through September 30, 2026.

Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, unsuccessful integration of acquisitions and new operations, global health emergencies, and the related uncertainties around the financial impact, and other unforeseen circumstances. In particular, should demand for our customers’ products and, in turn, our services decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Additional cautionary statements regarding our risk factors are contained in our Annual Report on Form 10-K for the year ended June 30, 2026.
Fair Value
During the first quarter of fiscal year 2027, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivative assets and liabilities, which were classified as level 2, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2026, we do not have any material off-balance sheet arrangements.
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
Business Combinations and Valuation of Goodwill and Intangible Assets - The Company accounts for business combinations using the acquisition method of accounting. Assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date, and the results of operations of acquired businesses are included in the consolidated and combined financial statements beginning on that date.
We have utilized third-party valuation specialists to determine the fair value of assets acquired in material acquisitions. The determination of fair value requires the use of estimates and assumptions, particularly in valuing acquired intangible assets and determining their estimated useful lives. These estimates are based on information available at or near the acquisition date and may include assumptions regarding future cash flows, growth rates, profitability, and other factors, as applicable. Because these estimates involve significant judgment and are inherently uncertain, actual results may differ from the amounts initially recognized. Changes in these estimates may affect future amortization expense or impairment charges. The Company recorded $44 million of goodwill and $24 million of intangible assets in relation to the Helvoet acquisition, As of September 30, 2026, these amounts are considered preliminary. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the Helvoet acquisition.
There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2026. For further information regarding our critical accounting policies, refer to “Note 1 - Business Description and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and “Critical Accounting Policies” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2026.
New Accounting Standards
See Note 1 - Business Description and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our exposure to market risks for changes in foreign currency exchange rates and interest rates as compared to the fiscal year ended June 30, 2026.
Comprehensive disclosures of quantitative and qualitative market risk can be found in our Annual Report on Form 10-K for the year ended June 30, 2026.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball Electronics maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective as of September 30, 2026.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation and claims, individually and in the aggregate, is not expected to have a material adverse impact on our business or financial condition.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball Electronics can be found in our Annual Report on Form 10-K for the year ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board approved an 18-month stock repurchase plan (the “Plan”), authorizing the repurchase of up to $20 million worth of our common stock. Then, separately on each of September 29, 2016, August 23, 2017, November 8, 2018, November 10, 2020, and November 15, 2024, and May 13, 2026 the Board extended and increased the Plan to allow the repurchase of up to an additional $20 million worth of common stock with no expiration date, which brought the total authorized stock repurchases under the Plan to $140 million.
During the three months ended September 30, 2026, the Company repurchased $3.1 million of common stock under the Plan. The following table contains information about our purchases of equity securities during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2026 - July 31, 2026	—	$—	—	$24,423,858
August 1, 2026 - August 31, 2026	59,804	$23.72	59,804	$23,005,481
September 1, 2026 - September 30, 2026	66,873	$24.70	66,873	$21,353,441
Total	126,677	$24.24	126,677
(1)Excludes 1% U.S. excise tax on share repurchases which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Share Owners’ Equity.
Item 5. Other Information
During the three months ended September 30, 2026, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
November 5, 2026

By:	/s/ JANA T. CROOM
Jana T. Croom Chief Financial Officer
November 5, 2026